Form 10-Q
period 2013-03-31
AL International, Inc.
filed 2013-05-15
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: ____________

AL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2400 Boswell Road, Chula Vista, CA 91914
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (619) 934-3980

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of May 10, 2013, the issuer had 389,232,598 shares of its Common Stock issued and outstanding.

AL INTERNATIONAL INC.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AL International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$4,119	$3,025
Accounts receivable, due from factoring company	940	836
Note receivable, related party	-	330
Inventory	4,944	4,675
Prepaid expenses and other current assets	621	430
Total current assets	10,624	9,296

Property and equipment, net	4,306	1,343
Intangible assets, net	8,735	9,114
Goodwill	5,154	5,154
	$28,819	$24,907
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,323	$2,144
Accrued distributor compensation	3,330	2,992
Accrued expenses	1,421	1,426
Other current liabilities	384	238
Capital lease payable, current portion	74	71
Notes payable, current portion	454	366
Contingent acquisition debt, current portion	554	619
Total current liabilities	8,540	7,856

Other liabilities	58	75
Capital lease payable, less current portion	81	101
Deferred tax liability	742	742
Notes payable, less current portion	5,039	1,189
Contingent acquisition debt, less current portion	4,975	5,065
Total liabilities	19,435	15,028

Commitments and contingencies

Equity:
AL International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized, 211,135 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 389,294,348 and 389,599,848 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	389	389
Note receivable for stock purchase	(2)	(62)
Additional paid-in capital	165,253	165,017
Accumulated deficit	(155,991)	(155,266)
Accumulated other comprehensive loss	(122)	(123)
Total AL International, Inc. stockholders' equity	9,527	9,955
Noncontrolling interest	(143)	(76)
Total equity	9,384	9,879
	$28,819	$24,907

See accompanying notes to condensed consolidated financial statements.

AL International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$20,827	$15,938
Cost of revenues	8,410	6,915
Gross profit	12,417	9,023
Operating expenses
Distributor compensation	7,731	6,552
Sales and marketing	780	1,064
General and administrative	2,459	1,974
Total operating expenses	10,970	9,590
Operating income (loss)	1,447	(567)
Interest expense, net	(256)	(276)
Total other expense	(256)	(276)
Income (loss) before income taxes	1,191	(843)
Income tax provision	198	8
Net income (loss)	993	(851)
Net income (loss) attributable to noncontrolling interest	(67)	-
Net income (loss) attibutable to AL International, Inc.	1,060	(851)
Preferred stock dividends	4	4
Net income (loss) available to common stockholders	$1,056	$(855)

Net income (loss) per share, basic	$0.00	$(0.00)
Net income (loss) per share, diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic	389,379,859	386,242,713
Weighted average shares outstanding, diluted	389,463,316	386,242,713

See accompanying notes to condensed consolidated financial statements.

AL International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$993	$(851)
Other comprehensive income (loss):
Foreign currency translation	1	(4)
Total other comprehensive income (loss)	1	(4)
Comprehensive income (loss)	$994	$(855)

See accompanying notes to condensed consolidated financial statements.

AL International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (loss)	$993	$(851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	468	433
Stock based compensation expense	299	-
Amortization of debt discount	13	21
Interest income accrued on note receivable, related party	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	(104)	131
Inventory	(269)	266
Prepaid expenses and other current assets	(191)	(68)
Accounts payable	179	(199)
Accrued distributor compensation	338	692
Accrued expenses and other liabilities	120	(157)
Net Cash Provided by Operating Activities	1,843	268

Cash Flows from Investing Activities:
Purchases of property and equipment	(486)	(43)
Net Cash Used in Investing Activities	(486)	(43)

Cash Flows from Financing Activities:
Payments to factoring company, net	-	(171)
Payments of notes payable, net	(93)	(167)
Payments for note receivable, related party, net	60	-
Payments of contingent acquisition debt	(155)	(74)
Payments of capital leases	(17)	-
Repurchase of common stock	(59)	-
Net Cash Used in Financing Activities	(264)	(412)
Foreign Currency Effect on cash	1	(4)
Net increase (decrease) in cash and cash equivalents	1,094	(191)
Cash and Cash Equivalents, beginning of period	3,025	1,390
Cash and Cash Equivalents, end of period	$4,119	$1,199

Cash paid during the period for:
Interest	$269	$297
Income taxes	$144	$-

See accompanying notes to condensed consolidated financial statements.

AL International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

       The Company consolidates all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

The statements presented as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-A for the year ended December 31, 2012. The results for the quarter are not necessarily indicative of the results for the entire year.

        Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes and related valuation allowances, uncertain tax positions, loss contingencies, fair value of options granted under our stock based compensation plans, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt,  inventory obsolescence, and the allowance for sales returns. Actual results may differ from previously estimated amounts and such differences may be material to the condensed consolidated financial statements.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the period they occur.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period.

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

3.	Inventory and Cost of Sales

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

       Inventories consist of the following (in thousands):

	As of
	March 31, 2013	December 31, 2012
Finished goods	$3,671	$3,213
Raw materials	1,659	1,828
	5,330	5,041
Reserve for excess and obsolete	(386)	(366)

Inventory, net	$4,944	$4,675

       Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

4.	Business Combinations

The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of the Company’s Common Stock, the value of the Common Stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third party estimates and assumptions that utilize established valuation techniques appropriate for the Company’s industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations of the financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates and probabilities that contingencies will be met.

5.	Intangible Assets and Goodwill

        Intangible assets are comprised of distributor organizations, customer relationships and trademarks.  The Company's acquired intangible assets, which are subject to amortization over their estimated useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value.

         Intangible assets consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Distributor organizations	$6,825	$(3,399)	$6,825	$(3,157)
Trademarks	2,741	(78)	2,741	(66)
Customer relationships	3,500	(854)	3,500	(729)
Other	20	(20)	20	(20)

Intangible assets, net	$13,086	$(4,351)	$13,086	$(3,972)

Amortization expense related to intangible assets was approximately $379,000 and $374,000 for the three months ended March 31, 2013 and 2012, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The goodwill balance as of March 31, 2013 was $5,154,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2013.

6.	Stock Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

The Company accounts for equity instruments issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value, determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

7.	Distributor Compensation

In the direct selling segment, the Company utilizes a network of independent distributors, each of whom has signed an agreement with the Company, enabling them to purchase products at wholesale prices, enroll new distributors for their down-line and earn compensation on product purchases made by those down-line distributors.

Due to the multi-layer independent sales approach, distributor incentives are a significant component of the Company’s cost structure. The Company accrues all distributor compensation expense in the month earned and pays the compensation the following month.

8.	Acquisition of 2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, CA. The Company is the lessee and currently the sole tenant. An immediate family member of a greater than 5% shareholder of the Company was the single member of 2400 Boswell as of December 31, 2012.

On March 15, 2013, the Company acquired 2400 Boswell for approximately $4.6 million dollars.  The purchase was from an immediate family member and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, which is payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period.

Pursuant to ASC 805-50-30-5, because 2400 Boswell, LLC and the Company were both owned by related parties under common control, the Company must record the assets acquired at the carrying basis that pre-existed on the books of 2400 Boswell, LLC, prior to the acquisition. The total carrying cost of the land and building was $2,814,000, which is $1,786,000 less than the consideration amount paid by the Company. The Company therefore recorded a $1,786,000 charge to equity as a deemed dividend. An appraisal of the land and building ordered by and provided to the lender on February 27, 2013, estimated the “as-is fee simple market value” at $5,150,000 as of February 21, 2013.

9.	Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities. The estimated fair value of the contingent consideration related to the Company’s business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities related to contingent consideration on acquisitions (in thousands):

	Fair Value March 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,529	$-	$-	$5,529

Total liabilities	$5,529	$-	$-	$5,529

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,684	$-	$-	$5,684

Total liabilities	$5,684	$-	$-	$5,684

The contingent acquisition liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. There were no adjustments to the estimated contingent acquisition debt recognized during the three months ended March 31, 2013 and 2012.

10.	Earnings per share

  Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, warrants and convertible preferred stock. Since the Company incurred a loss for the three months ended March 31, 2012, 17,238,000 common share equivalents were excluded in the computation of diluted loss per share for that period.

11.	Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

           The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 31, 2013 and December 31, 2012. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.  As of March 31, 2013, warrants to purchase 130,915 shares of Preferred Stock at a price of $1.00 were outstanding. All warrants were exercisable as of March 31, 2013 and expire at various dates through November 2013. The 130,915 warrants were issued to replace similar instruments outstanding from the Javalution business.

           The Company had 389,294,348 common shares outstanding as of March 31, 2013. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of March 31, 2013, warrants to purchase 18,634,604 shares of Common Stock at prices ranging from $0.10 to $1.00 were outstanding. All warrants are exercisable as of March 31, 2013 and expire at various dates through May 2017.  1,524,219 warrants expired during the three months ended March 31, 2013.

          On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the three months ended March 31, 2013, the Company repurchased a total of 305,500 shares at a cost of $58,806 and a weighted-average cost of $0.19.  A total of 380,500 shares have been repurchased to date. The remaining number of shares authorized for repurchase under the plan as of March 31, 2013 is 14,619,500.

12.	Stock Option Plan

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, "Options").

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option. The expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

A summary of the Plan Options for the three months ended March 31, 2013 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2012	13,728,000	$0.22	$5
Granted	164,500	0.29
Exercised	-	-	-
Outstanding March 31, 2013	13,892,500	0.22	1,389

Exercisable March 31, 2013	8,292,500	$0.22	$829

          The weighted-average fair value per share of the granted options for the three months ended March 31, 2013 was $0.15.

 The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at March 31, 2013:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$0.16 - $0.21	453,500	$0.17	2.59
$0.21 - $0.23	12,942,000	$0.22	4.26
$0.23 - $0.32	497,000	$0.27	2.47
	13,892,500	$0.22	4.14
Exercisable:
$0.16 - $0.21	453,500	$0.17	2.59
$0.21 - $0.23	7,342,000	$0.22	4.33
$0.23 - $0.32	497,000	$0.27	2.47
	8,292,500	$0.22	4.13

        At March 31, 2013, the Company had 26,107,500 shares of Common Stock available for issuance under the Plan.

        As of March 31, 2013, there was approximately $606,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.31 years.

13.	Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee reportable segment. Under the terms of the Factoring Agreement, the Company effectively sold all of its accounts receivable to Crestmark with non-credit related recourse. The Company continues to be responsible for the servicing and administration of the receivables. The terms of the Factoring Agreement require that it stay in effect until February 1, 2014 at which time it will automatically renew for successive one year periods unless proper notice of termination is given. During January 2013, the Company extended its Factoring Agreement through February 1, 2016, and modified certain of the terms.

The Factoring Agreement provides for the Company to receive advances against the purchase price of its receivables at a rate up to 100% of the aggregate purchase price of the receivable outstanding at any time less: receivables that are in dispute, receivables that are not credit approved within the terms of the Factoring Agreement and any fees or estimated fees related to the Factoring Agreement. Interest is accrued on all outstanding advances at the greater of 5.25% per annum or the Prime Rate (as identified by the Wall Street Journal) plus an applicable margin. The margin is based on the magnitude of the total outstanding advances and ranges from 2.50% to 5.00%. In addition to the interest accrued on the outstanding balance, the factor charges a factoring commission for each invoice factored which is calculated as the greater of $5.00 or 0.875% to 1.00% of the gross invoice amount and is recorded as interest expense. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period. There was no outstanding liability related to the factoring agreement as of March 31, 2013.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheet in the amount of approximately $940,000 and $836,000 as of March 31, 2013 and December 31, 2012 respectively, reflects the related collateralized accounts.

14.	Segment and Geographical Information

        The Company offers a wide variety of products including; nutritional and health, sports and energy drinks, gourmet coffee, skincare and cosmetics, lifestyle, pharmaceutical discount card and pet related. In addition, the Company offers health and wellness services. The Company’s business is classified by management into two reportable segments: direct selling and commercial coffee.

        The Company’s segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker evaluates segment performance primarily based on revenue and segment operating income. The principal measures and factors the Company considered in determining the number of reportable segments were revenue, gross margin percentage, sales channel, customer type and competitive risks. In addition, each reporting segment has similar products and customers, similar methods of marketing and distribution and a similar regulatory environment.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended March 31,
	2013	2012
Revenues
Direct selling	$18,428	$14,079
Commercial coffee	2,399	1,859
Total revenues	$20,827	$15,938
Gross margin
Direct selling	$12,126	$8,778
Commercial coffee	291	245
Total gross margin	$12,417	$9,023
Net income (loss)
Direct selling	$1,125	$(657)
Commercial coffee	(132)	(194)
Total net income (loss)	$993	$(851)
Capital expenditures
Direct selling	$2,817	$14
Commercial coffee	236	29
Total capital expenditures	$3,053	$43

	As of
	March 31, 2013	December 31, 2012
Total assets
Direct selling	$21,546	$17,403
Commercial coffee	7,273	7,504
Total assets	$28,819	$24,907

The Company conducts its operations in the U.S., Canada, New Zealand, Philippines and Singapore. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended March 31,
	2013	2012
United States	$19,255	$14,661
International	1,572	1,277

Total revenues	$20,827	$15,938

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-A filed with the Securities and Exchange Commission on April 23, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

A.	Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network.  Our direct sales are made through our network of independent distributors, which is a web-based global network of customers and distributors.  Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.  Our direct selling products are sold through two of our divisions: our Youngevity® Essential Life Sciences division and our Drinkact.com division.  We also engage in the commercial sale of one of our products, our coffee.  We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, as well as under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators.

B.	Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of AL International, Inc. as of and for the three months ended March 31, 2013 and 2012.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

For the three months ended March 31, 2013, our revenue increased 30.7% to $20,827,000 as compared to $15,938,000 for the three months ended March 31, 2012.  The increase in revenue is attributed primarily to the increase in our product offerings and the number of distributors resulting from our acquisitions during 2012, the effect of a new marketing campaign and the organic growth of the CLR Roasters private label business. The following table summarizes our revenue in thousands by segment:

	For the three months ended March 31,		Percentage change
Segment	2013	2012
Direct selling	$18,428	$14,079	30.9%
Commercial coffee	2,399	1,859	29.0%
Total	$20,827	$15,938	30.7%

          For the three months ended March 31, 2013, cost of sales increased approximately 21.6% to $8,410,000 as compared to $6,915,000 for the three months ended March 31, 2012.  The increase in cost of sales is primarily attributable to the increase in product offerings resulting from our acquisitions during 2012 and increases in fulfillment costs during 2013.

          For the three months ended March 31, 2013, gross profit increased approximately 37.6% to $12,417,000 as compared to $9,023,000 for the three months ended March 31, 2012. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended March 31,
Segment	2013	2012
Direct selling	65.8%	62.3%
Commercial coffee	12.1%	13.2%
Combined	59.6%	56.6%

           The increase in gross profit as a percentage of revenues in the direct selling segment was primarily due to improved efficiencies in fulfillment costs and the economies of scale as a result of an increase in revenues.  The decrease in gross margin in the commercial coffee segment was primarily due to expenses incurred in connection with a facility expansion and to a lesser extent, a small increase in raw materials fulfillment costs.

For the three months ended March 31, 2013, our operating expenses increased approximately 14.4% to $10,970,000 as compared to $9,590,000 for the three months ended March 31, 2012. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended March 31, 2013, distributor compensation increased 18.0% to $7,731,000 from $6,552,000 for the three months ended March 31, 2012. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues  decreased to 42.0% as compared to 46.5% for the three months ended March 31, 2012. For the three months ended March 31, 2013, the sales and marketing expense decreased 26.7% to $780,000 from $1,064,000 for the three months ended March 31, 2012 primarily due to convention costs held in the first quarter of 2012 with no convention costs in the first quarter of 2013. Convention costs will be in the second quarter for 2013. For the three months ended March 31, 2013, the general and administrative expense increased 24.6% to $2,459,000 from $1,974,000 for the three months ended March 31, 2012 primarily due to stock based compensation expense which was established during the second quarter of 2012, increased compensation as a result of expansion and accounting and legal fees related to the filing of the Form 10 with the Securities and Exchange Commission.

            For the three months ended March 31, 2013, interest expense decreased 7.2% to $256,000 as compared to $276,000 for the three months ended March 31, 2012. The decrease was primarily due to lower interest expense related to contingent acquisition debt.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of March 31, 2013 we have recognized income tax expense of $198,000 which is our estimated federal and state income tax liability for the three months ended March 31, 2013. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 16.6% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

For the three months ended March 31, 2013, net income increased to $1,056,000 as compared to a loss of $855,000. The increase of $1,911,000 was attributable to the increase in income before income taxes of $2,034,000 and the loss attributable to noncontrolling interest of $67,000 offset by an increase in income tax provision of $190,000.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense or "Adjusted EBITDA", was $2,214,000 for the three months ended March 31, 2013  compared to ($134,000) in the same period for the prior year.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period growth. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing the Company’s operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of the Company's adjusted EBITDA to net income (loss) for the three months ended March 31, 2013 and 2012 is included in the table below.

	Three months ended
	March 31,
	2013	2012
Net income (loss)	$993,000	$(851,000)
Add
Interest	256,000	276,000
Taxes	198,000	8,000
Depreciation	89,000	62,000
Amortization	379,000	371,000
EBITDA	1,915,000	(134,000)
Add
Stock based compensation	299,000	-
Adjusted EBITDA	$2,214,000	$(134,000)

Liquidity

At March 31, 2013 we had cash and cash equivalents of approximately $4,119,000 and working capital of approximately $2,084,000 as compared to cash and cash equivalents of $3,025,000 and a working capital of approximately $1,440,000 as of December 31, 2012. The increase in cash and improvement in net working capital was primarily due to increased revenues and gross profit, as well as cash earned on investments.

Net cash provided by operating activities for the three months ended March 31, 2013 was $1,843,000, as compared to $268,000 for the three months ended March 31, 2012. Net cash provided by operating activities consisted of net income of $993,000, adjusted for depreciation and amortization of $468,000, stock based compensation of $299,000, other adjustments of $10,000 and changes in working capital, net of acquired assets and liabilities of $73,000.

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $486,000, as compared to $43,000 for the three months ended March 31, 2012.  Net cash used in investing activities consisted primarily of $238,000 in purchases of equipment to increase production capacity in the commercial coffee segment and $248,000 in cash paid for the acquisition of the corporate headquarters building at 2400 Boswell.

Net cash used in financing activities was $264,000 for the three months ended March 31, 2013 as compared to $412,000 in the same period in 2012 and was primarily attributed to payments to reduce notes payable and contingent acquisition debt.

On March 15, 2013, the Company acquired 2400 Boswell, the entity that owns the building where its corporate office and warehouse are located for $975,000.  The Company assumed an SBA loan of $3,625,000 and paid approximately $248,000 in cash, forgave a note receivable and accrued interest of approximately $334,000, and issued a promissory note of approximately $393,000, which is payable in equal payments over 5 years and bears interest at 5%.

Payments Due by Period

    The following table summarizes our expected contractual obligations and commitments subsequent to March 31, 2013 (in thousands)

Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter

Operating leases	$3,818	$386	$437	$319	$319	$340	$2,017
Capital leases	155	55	85	15	-	-	-
Capital commitments	-	-	-	-	-	-	-
Purchase obligations	8,284	8,284	-	-	-	-	-
Notes payable	5,493	454	311	380	398	409	3,541
Contingent acquisition debt	5,529	404	702	582	377	391	3,073
	$23,279	$9,583	$1,535	$1,296	$1,094	$1,140	$8,631

“Operating leases" generally provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. Such expenses are not included in the operating lease amounts that are outlined in the table above.

“Purchase obligations” relates to minimum future purchase commitments for green or unroasted coffee.

The “Notes payable” relates to notes payable on 2400 Boswell building acquisition and debt related to business acquisitions.

The “Contingent acquisition debt” relates to contingent liabilities related to business acquisitions.  Generally, these liabilities are payments to be made in the future based on a level of revenue derived from the sale of products.  These numbers are estimates and actual numbers could be higher or lower because many of our contingent liabilities relate to payments on sales that have no maximum payment amount.

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $2,123,000 as of March 31, 2013.

We believe that current cash balances, future cash provided by operations, and our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. If we experience an adverse operating environment or unusual capital expenditure requirements, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available or on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

C.	Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements as of March 31, 2013.

D.	Customer Concentrations

We have no single customer or independent distributor that accounts for any substantial portion of our current revenues.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its condensed consolidated balance sheets would not be material to the financial statements as a whole.

ITEM 1A.  RISK FACTORS

Not required as a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period ending March 31, 2013	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	188,500	0.17	188,500	14,736,500
February 1 to February 28, 2013	117,000	0.22	117,000	14,619,500
March 1 to March 31, 2013	-	-	-	14,619,500
Total	305,500	0.19	305,500	14,619,500

(*)
On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades. This program, according to its terms, will expire on December 31, 2013 unless revoked earlier by the Board.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Index to Exhibits below.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AL INTERNATIONAL INC.
(Registrant)

/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2013

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document