Form 10-Q
period 2013-06-30
Youngevity International, Inc.
filed 2013-08-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: ____________

YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA 91914
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (619) 934-3980

AL International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

As of August 9, 2013, the issuer had 389,092,518 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of,
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,642	$3,025
Accounts receivable, due from factoring company	793	836
Note receivable, related party	-	330
Inventory	5,400	4,675
Prepaid expenses and other current assets	456	430
Total current assets	10,291	9,296

Property and equipment, net	4,667	1,343
Intangible assets, net	8,357	9,114
Goodwill	5,154	5,154
	$28,469	$24,907
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,554	$2,144
Accrued distributor compensation	2,623	2,992
Accrued expenses	1,296	1,426
Other current liabilities	219	238
Capital lease payable, current portion	106	71
Notes payable, current portion	391	366
Contingent acquisition debt, current portion	587	619
Total current liabilites	7,776	7,856

Other liabilities	16	75
Capital lease payable, less current portion	61	101
Deferred tax liability	742	742
Notes payable, less current portion	5,015	1,189
Contingent acquisition debt, less current portion	4,784	5,065
Total liabilities	18,394	15,028

Commitments and contingencies

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 211,135 shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common Stock, $0.001 par value: 600,000,000 share authorized; 389,117,848 and 389,599,848 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	389	389
Note receivable for stock purchase	-	(62)
Additional paid-in capital	165,319	165,017
Accumulated deficit	(155,315)	(155,266)
Accumulated other comprehensive loss	(144)	(123)
Total Youngevity International, Inc. stockholders' equity	10,249	9,955
Noncontrolling interest	(174)	(76)
Total equity	10,075	9,879
	$28,469	$24,907

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$20,893	$19,242	$41,720	$35,180
Cost of revenues	8,195	8,227	16,605	15,142
Gross profit	12,698	11,015	25,115	20,038
Operating expenses
Distributor compensation	8,313	8,178	16,044	14,730
Sales and marketing	1,416	834	2,196	1,996
General and adminstrative	1,888	2,013	4,347	3,889
Total operating expenses	11,617	11,025	22,587	20,615
Operating income (loss)	1,081	(10)	2,528	(577)
Other income (loss)	(1)	227	(1)	227
Interest expense, net	(299)	(245)	(555)	(521)
Total other expense	(300)	(18)	(556)	(294)
Income (loss) before income taxes	781	(28)	1,972	(871)
Income tax provision	119	8	317	16
Net income (loss)	662	(36)	1,655	(887)
Net loss attributable to noncontrolling interest	(14)	(4)	(81)	(4)
Net income (loss) attributable to Youngevity International	676	(32)	1,736	(883)
Preferred stock dividends	4	5	8	9
Net income (loss) available to common stockholders	$672	$(37)	$1,728	$(892)

Net income (loss) per share, basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share, diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding, basic	389,218,930	385,573,848	389,299,395	385,484,943
Weighted average shares outstanding, diluted	394,045,715	385,573,848	392,240,983	385,484,943

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss):	$662	$(36)	$1,655	$(887)
Foreign currency translation	(22)	-	(21)	(23)
Total other comprehensive loss	(22)	-	(21)	(23)
Comprehensive income (loss)	$640	$(36)	$1,634	$(910)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (loss)	$1,655	$(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	955	900
Stock based compensation expense	427	182
Amortization of debt discount	25	40
Interest income accrued on note receivable, related party	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	43	271
Inventory	(725)	946
Prepaid expenses and other current assets	(44)	4
Accounts payable	410	372
Accrued distributor compensation	(369)	1,353
Accrued expenses and other liabilities	(179)	(107)
Net Cash Provided by Operating Activities	2,195	3,074

Cash Flows from Investing Activities:
Purchases of property and equipment	(956)	(370)
Net Cash Used in Investing Activities	(956)	(370)

Cash Flows from Financing Activities:
Payments to factoring company, net	-	(436)
Payments of notes payable, net	(192)	(298)
Payments for note receivable, related party, net	62	-
Payments of contingent acquisition debt	(313)	(190)
Payments of capital leases	(40)	(38)
Repurchase of common stock	(118)	-
Net Cash Used in Financing Activities	(601)	(962)
Foreign Currency Effect on Cash	(21)	(23)
Net increase in cash and cash equivalents	617	1,719
Cash and Cash Equivalents, Beginning of Period	3,025	1,390
Cash and Cash Equivalents, End of Period	$3,642	$3,109

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$530	$481
Income taxes	$467	$6

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
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

        Effective July 23, 2013, the Company changed its name from AL International, Inc. to Youngevity International, Inc.

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

The statements presented as of June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-A for the year ended December 31, 2012. The results for the interim periods are not necessarily indicative of the results for the entire year.

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2013	December 31, 2012
Finished goods	$4,282	$3,213
Raw materials	1,531	1,828
	5,813	5,041
Reserve for excess and obsolete	(413)	(366)

Inventory, net	$5,400	$4,675

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

Intangible assets consist of the following (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Distributor organizations	$6,825	$(3,641)	$6,825	$(3,157)
Trademarks	2,741	(89)	2,741	(66)
Customer relationships	3,500	(979)	3,500	(729)
Other	20	(20)	20	(20)

Intangible assets, net	$13,086	$(4,729)	$13,086	$(3,972)

Amortization expense related to intangible assets was approximately $379,000 and $382,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was approximately $758,000 and $756,000 for the six months ended June 30, 2013 and 2012, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The goodwill balance as of June 30, 2013 was $5,154,000. There were no triggering events indicating impairment of goodwill or intangible assets during the six months ended June 30, 2013 and 2012.

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

On March 15, 2013, the Company acquired 2400 Boswell for approximately $4.6 million.  The purchase was from an immediate family member and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, which is payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period.

Pursuant to ASC 805-50-30-5, because 2400 Boswell, LLC and the Company were both owned by related parties under common control, the Company must record the assets acquired at the carrying basis that pre-existed on the books of 2400 Boswell, LLC, prior to the acquisition. The total carrying cost of the land and building was $2,814,000, which is $1,786,000 less than the consideration amount paid by the Company. The Company therefore recorded a $1,786,000 charge to equity as a deemed dividend in the first quarter of the current year. An appraisal of the land and building ordered by and provided to the lender on February 27, 2013, estimated the “as-is fee simple market value” at $5,150,000 as of February 21, 2013.

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities related to contingent consideration on acquisitions (in thousands):

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,371	$-	$-	$5,371

Total liabilities	$5,371	$-	$-	$5,371

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,684	$-	$-	$5,684

Total liabilities	$5,684	$-	$-	$5,684

The contingent acquisition liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. There were no adjustments to the estimated contingent acquisition debt recognized during the six months ended June 30, 2013 and 2012.

10.  Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, warrants and convertible preferred stock. Since the Company incurred a loss for the three months and six months ended June 30, 2012, 30,208,000 common share equivalents were excluded in the computation of diluted loss per share for those periods.

11.  Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated "Common Stock" and "Preferred Stock."

   The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of June 30, 2013 and December 31, 2012. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.  As of June 30, 2013, warrants to purchase 90,000 shares of Preferred Stock at a price of $1.00 per share were outstanding. All warrants were exercisable as of June 30, 2013 and expire at various dates through November 2013. The warrants were issued to replace similar instruments outstanding from the Javalution business.

The Company had 389,117,848 common shares outstanding as of June 30, 2013. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of June 30, 2013, warrants to purchase 17,254,389 shares of Common Stock at prices ranging from $0.10 to $1.00 were outstanding. All warrants are exercisable as of June 30, 2013 and expire at various dates through May 2017.  1,380,215 and 2,904,434 warrants expired during the three and six months ended June 30, 2013, respectively.

                  On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, the Company repurchased a total of 180,250 shares and 485,750 shares at a weighted-average cost of $0.33 and $0.24 for the three and six months ended June 30, 2013, respectively.  A total of 560,750 shares have been repurchased to date. The remaining number of shares authorized for repurchase under the plan as of June 30, 2013 is 14,439,250.

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

A summary of the Plan Options for the six months ended June 30, 2013 is presented in the following table:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2012	13,728,000	$0.22	$5
Granted	476,000	0.29
Exercised	(3,750)	0.20	-
Outstanding June 30, 2013	14,200,250	0.22	1,396

Exercisable June 30, 2013	8,600,250	$0.22	$836

The weighted-average fair value per share of the granted options for the six months ended June 30, 2013 was $0.14.

            The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at June 30, 2013:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$0.16 - $0.21	450,750	$0.17	2.34
$0.21 - $0.23	12,942,000	$0.22	4.01
$0.23 - $0.32	807,500	$0.28	2.48
	14,200,250	$0.22	3.87
Exercisable:
$0.16 - $0.21	450,750	$0.17	2.34
$0.21 - $0.23	7,342,000	$0.22	4.08
$0.23 - $0.32	807,500	$0.28	2.48
	8,600,250	$0.22	3.84

    At June 30, 2013, the Company had 25,795,000 shares of Common Stock available for issuance under the Plan.

Stock based compensation expense was $128,000 and $427,000 for the three and six months ended June 30, 2013, respectively, and $182,000 for both the three and six months ended June 30, 2012.  As of June 30, 2013, there was approximately $520,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.06 years.

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheet in the amount of approximately $793,000 and $836,000 as of June 30, 2013 and December 31, 2012 respectively, reflects the related collateralized accounts.

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

    The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Direct selling	$18,898	$17,363	$37,326	$31,442
Commercial coffee	1,995	1,879	4,394	3,738
Total revenues	$20,893	$19,242	$41,720	$35,180
Gross margin
Direct selling	$12,516	$10,813	$24,642	$19,591
Commercial coffee	182	202	473	447
Total gross margin	$12,698	$11,015	$25,115	$20,038
Net income (loss)
Direct selling	$936	$193	$2,061	$(464)
Commercial coffee	(274)	(229)	(406)	(423)
Total net income (loss)	$662	$(36)	$1,655	$(887)
Capital expenditures
Direct selling	$33	$253	$2,850	$267
Commercial coffee	437	286	673	315
Total capital expenditures	$470	$539	$3,523	$582

	As of
	June 30, 2013		December 31, 2012
Total assets
Direct selling	$18,500		$17,403
Commercial coffee	9,969	(1)	7,504
Total assets	$28,469		$24,907
(1) Commercial coffee excludes intercompany liability balances as of June 30, 2013

    The Company conducts its operations in the U.S. and New Zealand and ships to over 40 countries. The following table displays revenues attributable to the geographic location of the customers (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
United States	$19,285	$17,605	$38,540	$32,266
International	1,608	1,637	3,180	2,914
Total revenues	$20,893	$19,242	$41,720	$35,180

15.  Subsequent Event

Acquisition of Heritage Makers, Inc.

       On August 7, 2013, the Company entered into a definitive agreement to acquire certain assets and assume certain liabilities of Heritage Makers, Inc., a direct sales personal publishing company based in Provo, Utah. The purchase price consists of $500,000 payable at closing, plus an amount equal to 4% of gross sales revenue received by the Company following the closing, as defined in the agreement, payable quarterly until such time as a maximum aggregate of  $700,000 (in excess of the initial $500,000) has been paid. The Company has engaged Oracle Capital, LLC, a firm that specializes in valuing companies, to assist in determining the final purchase price allocation which has not been determined as of the filing of this quarterly report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form 10-A filed with the Securities and Exchange Commission on April 23, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

A.	Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network.  Our direct sales are made through our network of independent distributors, which is a web-based global network of customers and distributors.  Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.  Our direct selling products comprise a number of brand names that are in most part owned by Youngevity® Essential Life Sciences.  There are a smaller number of brands that are marketed under license agreements. We also engage in the commercial sale of one of our products, our coffee.  We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, as well as under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators.

B.	Results of Operations

 The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the six months ended June 30, 2013 and 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

For the six months ended June 30, 2013, our revenue increased 18.6% to $41,720,000 as compared to $35,180,000 for the six months ended June 30, 2012.  The increase in revenue is attributed primarily to the increase in our product offerings and the number of distributors resulting from our acquisitions during 2012, the effect of a new marketing campaign and the organic growth of the commercial coffee private label business. The following table summarizes our revenue in thousands by segment:

	For the six months ended June 30,		Percentage change
Segment	2013	2012
Direct selling	$37,326	$31,442	18.7%
Commercial coffee	4,394	3,738	17.5%
Total	$41,720	$35,180	18.6%

                    For the six months ended June 30, 2013, cost of sales increased approximately 9.7% to $16,605,000 as compared to $15,142,000 for the six months ended June 30, 2012.  The increase in cost of sales is primarily attributable to the increase in revenues discussed above.

For the six months ended June 30, 2013, gross profit increased approximately 25.3% to $25,115,000 as compared to $20,038,000 for the six months ended June 30, 2012. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the six months ended June 30,
Segment	2013	2012
Direct selling	66.0%	62.3%
Commercial coffee	10.8%	12.0%
Combined	60.2%	57.0%

    The increase in gross profit as a percentage of revenues in the direct selling segment was primarily due to improved efficiencies in fulfillment costs and the economies of scale as a result of an increase in revenues.  The decrease in gross margin in the commercial coffee segment was primarily due to expenses incurred in connection with a facility expansion, repairs and maintenance costs related to preparing the roasting operations for SQF certification and labor costs related to same.

For the six months ended June 30, 2013, our operating expenses increased approximately 9.6% to $22,587,000 as compared to $20,615,000 for the six months ended June 30, 2012. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the six months ended June 30, 2013, distributor compensation increased 8.9% to $16,044,000 from $14,730,000 for the six months ended June 30, 2012. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 43.0% as compared to 46.8% for the six months ended June 30, 2012. For the six months ended June 30, 2013, the sales and marketing expense increased 10.0% to $2,196,000 from $1,996,000 for the six months ended June 30, 2012 primarily due to increased promotional and selling costs. For the six months ended June 30, 2013, the general and administrative expense increased 11.8% to $4,347,000 from $3,889,000 for the six months ended June 30, 2012 primarily due to stock based compensation expense which was established during the second quarter of 2012 and accounting and legal fees related to the filing of the Registration Statement on Form 10 with the Securities and Exchange Commission in the current year.

 For the six months ended June 30, 2013, other loss was $1,000 compared to other income of $227,000 for the six months ended June 30, 2012. This difference is primarily due to income recognized as a result of a legal settlement at our Australian subsidiary during the six months ended June 30, 2012.

For the six months ended June 30, 2013, interest expense increased 6.5% to $555,000 as compared to $521,000 for the six months ended June 30, 2012. The increase was primarily due to interest expense related to contingent acquisition debt and the long-term mortgage related to the acquisition of 2400 Boswell, LLC.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of June 30, 2013 we have recognized income tax expense of $317,000 which is our estimated federal and state income tax liability for the six months ended June 30, 2013. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 16.1% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

For the six months ended June 30, 2013, net income was $1,655,000 as compared to a loss of $887,000 for the six months ended June 30, 2012. The increase of $2,542,000 was attributable to the increase in income before income taxes of $2,843,000 offset by an increase in income tax provision of $301,000.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense or "Adjusted EBITDA," was $3,909,000 for the six months ended June 30, 2013  compared to $732,000 in the same period for the prior year.

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

A reconciliation of the Company's Adjusted EBITDA to net income (loss) for the six months ended June 30, 2013 and 2012 is included in the table below:

	Six months ended June 30,
	2013	2012
Net income (loss)	$1,655,000	$(887,000)
Add
Interest	555,000	521,000
Taxes	317,000	16,000
Depreciation	197,000	144,000
Amortization	758,000	756,000
EBITDA	3,482,000	550,000
Add
Stock based compensation	427,000	182,000
Adjusted EBITDA	$3,909,000	$732,000

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the three months ended June 30, 2013 and 2012.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

For the three months ended June 30, 2013, our revenue increased 8.6% to $20,893,000 as compared to $19,242,000 for the three months ended June 30, 2012.  The increase in revenue is attributed primarily to the increase in our product offerings and the number of distributors resulting from our acquisitions during 2012, the effect of the annual convention which was held during the  quarter ended June 30, 2013, while last year’s convention was held during the first quarter and the organic growth of the CLR Roasters private label business. The following table summarizes our revenue in thousands by segment:

	For the three months ended June 30,		Percentage
Segment	2013	2012	change
Direct selling	$18,898	$17,363	8.8%
Commercial coffee	1,995	1,879	6.2%
Total	$20,893	$19,242	8.6%

                   For the three months ended June 30, 2013, cost of sales decreased approximately 0.4% to $8,195,000 as compared to $8,227,000 for the three months ended June 30, 2012.  The decrease in cost of sales is primarily attributable to inventory related adjustments during the second quarter of last year, partially offset by increased costs related to facility expansion, preparation of the plant for SQF certification and repairs and maintenance at CLR Roasters.

For the three months ended June 30, 2013, gross profit increased approximately 15.3% to $12,698,000 as compared to $11,015,000 for the three months ended June 30, 2012, primarily due to the increase in revenue and a reduction in cost of sales. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended June 30,
Segment	2013	2012
Direct selling	66.2%	62.3%
Commercial coffee	9.1%	10.8%
Combined	60.8%	57.2%

For the three months ended June 30, 2013, our operating expenses increased approximately 5.4% to $11,617,000 as compared to $11,025,000 for the three months ended June 30, 2012. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended June 30, 2013, distributor compensation increased 1.7% to $8,313,000 from $8,178,000 for the three months ended June 30, 2012. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.0% as compared to 47.1% for the three months ended June 30, 2012. For the three months ended June 30, 2013, the sales and marketing expense increased 69.8% to $1,416,000 from $834,000 for the three months ended June 30, 2012 primarily due to costs of the convention that was held in the quarter ended June 30, 2013 with no convention costs in the same quarter of 2012 and increased promotional and selling costs. For the three months ended June 30, 2013, the general and administrative expense decreased 6.2% to $1,888,000 from $2,013,000 for the three months ended June 30, 2012 primarily due to operating efficiencies as a result of consolidating the FDI aquisition into corporate.

For the three months ended June 30, 2013, other loss was $1,000 compared to other income of $227,000 for the three months ended June 30, 2012. This difference is primarily due to income recognized as a result of a legal settlement at our Australian subsidiary during the three months ended June 30, 2012.

For the three months ended June 30, 2013, interest expense increased 22.0% to $299,000 as compared to $245,000 for the three months ended June 30, 2012. The increase was primarily due to higher interest expense related to contingent acquisition debt and the long-term mortgage related to the acquisition of 2400 Boswell, LLC.

For the three months ended June 30, 2013, net income was $662,000 as compared to a loss of $36,000 for the three months ended June 30, 2012. The increase of $698,000 was attributable to the increase in income before income taxes of $809,000, offset by an increase in income tax provision of $111,000.

Liquidity

At June 30, 2013 we had cash and cash equivalents of approximately $3,642,000 and working capital of approximately $2,515,000 as compared to cash and cash equivalents of $3,025,000 and a working capital of approximately $1,440,000 as of December 31, 2012. The increase in cash and improvement in net working capital was primarily due to increased revenues and earnings.

Net cash provided by operating activities for the six months ended June 30, 2013 was $2,195,000, as compared to $3,074,000 for the six months ended June 30, 2012. Net cash provided by operating activities consisted of net income of $1,655,000, adjusted for depreciation and amortization of $955,000, stock based compensation of $427,000, other adjustments of $22,000 and a decrease of $864,000 in changes in working capital, net of acquired assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2013 was approximately $956,000, as compared to $370,000 for the six months ended June 30, 2012.  Net cash used in investing activities consisted primarily of $708,000 in purchases of equipment to increase production capacity in the commercial coffee segment and $248,000 in cash paid for the acquisition of the corporate headquarters building at 2400 Boswell.

Net cash used in financing activities was $601,000 for the six months ended June 30, 2013 as compared to $962,000 in the same period in 2012 and was primarily attributed to payments to reduce notes payable and contingent acquisition debt and to a lesser extent, repurchases of common stock.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to June 30, 2013 (in thousands):

		Current	Long-Term
Contractual Obligations	Total	2013-14	2014	2015	2016	2017	Thereafter
Operating Lease	$3,792	$584	$173	$319	$319	$340	$2,057
Capital Leases	183	106	49	24	4	-	-
Capital Commitments	-	-	-	-	-	-	-
Purchase Obligations	7,785	7,785	-	-	-	-	-
Notes Payable	5,406	391	144	335	349	360	3,827
Contingent Acquisition Debt	5,371	587	293	640	494	452	2,905
Total	$22,537	$9,453	$659	$1,318	$1,166	$1,152	$8,789

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

    In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $2,105,000 as of June 30, 2013.

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

There are no off-balance sheet arrangements as of June 30, 2013.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter and six months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2013 was as follows:

Issuer Purchases of Equity Securities
Period ending June 30, 2013	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	33,150	0.28	33,150	14,586,350
May 1 to May 31, 2013	75,600	0.32	75,600	14,510,750
June 1 to June 30, 2013	71,500	0.34	71,500	14,439,250
Total	180,250	0.32	180,250	14,439,250

(*)
On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades. This program, according to its terms, will expire on December 31, 2013 unless revoked earlier by the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.
(Registrant)

/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
Date: August 14, 2013	(Principal Executive Officer)

/s/ David Briskie
David Briskie
Chief Financial Officer
Date: August 14, 2013	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document