Form 10-Q
period 2013-09-30
Youngevity International, Inc.
filed 2013-11-13
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-54900

YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA 91914
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code     (619) 934-3980

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2013, the issuer had 388,838,547 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,394	$3,025
Accounts receivable, due from factoring company	769	836
Accounts receivable, trade	109	-
Note receivable, related party	-	330
Inventory	6,028	4,675
Prepaid expenses and other current assets	731	430
Total current assets	12,031	9,296

Property and equipment, net	4,687	1,343
Intangible assets, net	9,660	9,114
Goodwill	5,596	5,154
	$31,974	$24,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,769	$2,144
Accrued distributor compensation	2,864	2,992
Accrued expenses	1,432	1,426
Deferred revenues	2,027	-
Other current liabilities	153	238
Capital lease payable, current portion	101	71
Notes payable, current portion	318	366
Contingent acquisition debt, current portion	825	619
Total current liabilities	10,489	7,856

Other liabilities	-	75
Capital lease payable, less current portion	52	101
Deferred tax liability	742	742
Notes payable, less current portion	5,011	1,189
Contingent acquisition debt, less current portion	4,896	5,065
Total liabilities	21,190	15,028

Commitments and contingencies

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 211,135 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common Stock, $0.001 par value: 600,000,000 share authorized; 389,037,018 and 389,599,848 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	389	389
Note receivable for stock purchase	-	(62)
Additional paid-in capital	165,515	165,017
Accumulated deficit	(154,799)	(155,266)
Accumulated other comprehensive loss	(158)	(123)
Total Youngevity International, Inc. stockholders' equity	10,947	9,955
Noncontrolling interest	(163)	(76)
Total equity	10,784	9,879
	$31,974	$24,907

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$21,212	$20,604	$62,932	$55,784
Cost of revenues	8,325	8,127	24,930	23,269
Gross profit	12,887	12,477	38,002	32,515
Operating expenses
Distributor compensation	8,540	8,735	24,584	23,465
Sales and marketing	1,071	953	3,267	2,949
General and adminstrative	2,341	2,259	6,688	6,148
Total operating expenses	11,952	11,947	34,539	32,562
Operating income (loss)	935	530	3,463	(47)
Other income (loss)	-	-	(1)	227
Interest expense, net	(300)	(261)	(855)	(782)
Total other expense	(300)	(261)	(856)	(555)
Income (loss) before income taxes	635	269	2,607	(602)
Income tax provision	119	33	436	49
Net income (loss)	516	236	2,171	(651)
Net loss attributable to noncontrolling interest	-	(67)	(81)	(71)
Net income (loss) attributable to Youngevity	516	303	2,252	(580)
Preferred stock dividends	4	4	12	13
Net income (loss) available to common stockholders	$512	$299	$2,240	$(593)

Net income (loss) per share, basic	$0.00	$0.00	$0.01	$(0.00)
Net income (loss) per share, diluted	$0.00	$0.00	$0.01	$(0.00)

Weighted average shares outstanding, basic	389,082,677	388,888,973	389,227,156	386,627,902
Weighted average shares outstanding, diluted	393,541,049	392,409,443	393,172,875	386,627,902

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss):	$516	$236	$2,171	$(651)
Foreign currency translation	(14)	3	(35)	(21)
Total other comprehensive income (loss)	(14)	3	(35)	(21)
Comprehensive income (loss)	$502	$239	$2,136	$(672)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income (loss)	$2,171	$(651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,467	1,389
Stock based compensation expense	651	413
Increase in fair value of contingent acquisition debt	45	-
Amortization of debt discount	37	59
Loss on disposal of assets	-	54
Interest income accrued on note receivable, related party	(3)	(3)
Changes in operating assets and liabilities net of effect from business combinations:
Accounts receivable	(89)	23
Inventory	(1,261)	1,094
Prepaid expenses and other current assets	(172)	67
Accounts payable	569	(323)
Accrued distributor compensation	(201)	1,854
Deferred revenues	427	-
Accrued expenses and other liabilities	(244)	(275)
Net Cash Provided by Operating Activities	3,397	3,701

Cash Flows from Investing Activities:
Acquisition of Heritage Makers, net of cash acquired	(22)	-
Purchases of property and equipment	(1,074)	(414)
Net Cash Used in Investing Activities	(1,096)	(414)

Cash Flows from Financing Activities:
Proceeds from the sale of common stock and the exercise of stock options, net	2	700
Proceeds from factoring company, net	67	(222)
Payments of notes payable, net	(282)	(421)
Proceeds (payments) for note receivable, related party, net	62	(308)
Payments of contingent acquisition debt	(508)	(341)
Payments of capital leases	(94)	(44)
Repurchase of common stock	(144)	-
Net Cash Used in Financing Activities	(897)	(636)
Foreign Currency Effect on Cash	(35)	(21)
Net increase in cash and cash equivalents	1,369	2,630
Cash and Cash Equivalents, Beginning of Period	3,025	1,390
Cash and Cash Equivalents, End of Period	$4,394	$4,020

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$855	$728
Income taxes, net of refunds	$473	$12

See accompanying notes to condensed consolidated financial statements.

  Youngevity International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

The statements presented as of September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Form 10-G/A filed with the Securities and Exchange Commission on May 31, 2013. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year’s numbers between sales and marketing and general and administrative expenses to conform to the current year presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Inventories consist of the following (in thousands):
	As of
	September 30, 2013	December 31, 2012
Finished goods	$4,697	$3,213
Raw materials	1,789	1,828
	6,486	5,041
Reserve for excess and obsolete	(458)	(366)
Inventory, net	$6,028	$4,675

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

Intangible assets consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Distributor organizations	$7,525	$(3,901)	$6,825	$(3,157)
Trademarks	3,041	(101)	2,741	(66)
Customer relationships	3,700	(1,104)	3,500	(729)
Other	520	(20)	20	(20)

Intangible assets, net	$14,786	$(5,126)	$13,086	$(3,972)

Amortization expense related to intangible assets was approximately $396,000 and $395,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was approximately $1,154,000 and $1,151,000 for the nine months ended September 30, 2013 and 2012, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The goodwill balance as of September 30, 2013 was $5,596,000. There were no triggering events indicating impairment of goodwill or intangible assets during the nine months ended September 30, 2013 and 2012.

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

8.	Acquisitions

Acquisition of Heritage Makers, Inc.

On August 14, 2013, the Company acquired certain assets and assumed certain liabilities of Heritage Makers, Inc., a direct sales personal publishing company based in Provo, Utah. The transaction was accounted for as a business combination. The purchase price consisted of $500,000 paid at closing, plus an amount equal to 4% of gross sales revenue generated by Heritage Makers’ distributor organization until such time a maximum of $700,000 of 4% payments are made by the Company. As a result of this acquisition, Youngevity distributors and customers will have access to Heritage Makers’ web-based publishing software, which allows consumers to personally design photo books, cards, calendars, posters and other printed products and Heritage Makers customers will gain access to all products offered by Youngevity.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows:

Cash paid	$500,000
Estimated fair value of earn-out	500,000
Aggregate purchase price	$1,000,000

Purchase price allocation:
Cash	$478,000
Accounts Receivable	20,000
Inventory	92,000
Prepaid expenses and other current assets	147,000
Property, plant and equipment	26,000
Trademarks and trade name	300,000
Customer-related intangible	200,000
Distribution network	700,000
Internally developed software	500,000
Goodwill	442,000
Accounts payable	(56,000)
Accrued expenses	(249,000)
Deferred revenues	(1,600,000)

        The preliminary fair value of intangible assets acquired in the amount of $1,700,000 was determined through the use of a third party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, customer-related intangible, distributor network and internally developed software. The trademarks and trade name will have an indefinite life, customer-related intangible and distribution network are being amortized over their estimated useful life of ten years and internally developed software is being amortized over its estimated useful life of seven years. The straight-line method is being used and is believed to approximate the time-line with which the economic benefit of the underlying intangible asset will be realized.

Goodwill of $442,000 was recognized in the direct selling segment as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

The costs related to the acquisition of Heritage Makers totaled approximately $38,000 which included legal and valuation fees. These costs were expensed as incurred in the periods in which services were received and recognized in the consolidated statements of operations in general and administrative expenses. Revenues from Heritage Makers included in the consolidated statements of operations from the acquisition date of August 14, 2013 to September 30, 2013 were $523,000. The estimated fair value of the earn-out of $500,000 was recorded as contingent acquisition debt in the consolidated balance sheets. The corresponding balance as of September 30, 2013 was $488,000.

This acquisition did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Acquisition of  2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, CA. The Company is the lessee and currently the sole tenant. An immediate family member of a greater than 5% shareholder of the Company was the single member of 2400 Boswell as of December 31, 2012.

On March 15, 2013, the Company acquired 2400 Boswell for approximately $4.6 million.  The purchase was from an immediate family member of a greater than 5% shareholder of the Company and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, which is payable in equal monthly payments over 5 years and bears interest at 5.00%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period.

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

9.	Deferred Revenues

Deferred revenues relate to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.  As of the acquisition date of Heritage Makers, deferred revenues acquired were fair valued at $1,600,000 (See Note 8).  As of September 30, 2013, the balance in deferred revenues was $2,027,000.

10.	Fair Value of Financial Instruments

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities related to contingent consideration on acquisitions (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,721	$-	$-	$5,721

Total liabilities	$5,721	$-	$-	$5,721

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$5,684	$-	$-	$5,684

Total liabilities	$5,684	$-	$-	$5,684

The contingent acquisition liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. A $45,000 adjustment was made to increase the estimated contingent acquisition debt recognized during the three and nine months ended September 30, 2013. The expense is included in general and administrative expense. There were no adjustments to the estimated acquisition debt recognized during the three and nine months ended September 30, 2012.

11.	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method. Since the Company incurred a loss for the nine months ended September 30, 2012, 34,476,000 common share equivalents were excluded in the computation of diluted loss per share for that period.

12.	Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock.”

The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of September 30, 2013 and December 31, 2012. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.  As of September 30, 2013, warrants to purchase 40,000 shares of Preferred Stock at a price of $0.25 per share were outstanding. All warrants were exercisable as of September 30, 2013 and expire on November 25, 2013. The warrants were issued to replace similar instruments outstanding from the Javalution business.

The Company had 389,037,018 common shares outstanding as of September 30, 2013. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of September 30, 2013, warrants to purchase 17,253,139 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of September 30, 2013 and expire at various dates through May 2017.  During the three and nine months ended September 30, 2013, 1,250 and 2,905,684 warrants expired respectively.

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, the Company repurchased a total of 88,080 shares and 573,830 shares at a weighted-average cost of $0.29 and $0.25 for the three and nine months ended September 30, 2013, respectively.  A total of 648,830 shares have been repurchased to date. The remaining number of shares authorized for repurchase under the plan as of September 30, 2013 is 14,351,170.

13.	Stock Option Plan

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

A summary of the Plan Options for the nine months ended September 30, 2013 is presented in the following table:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2012	13,728,000	$0.22	$5
Granted	777,250	0.29
Exercised	(11,000)	0.26	-
Outstanding September 30, 2013	14,494,250	0.22	428

Exercisable September 30, 2013	8,894,250	$0.22	$260

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2013 was $0.14.

The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at September 30, 2013:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$0.16 - $0.21	449,250	$0.17	2.09
$0.21 - $0.23	12,942,000	$0.22	3.76
$0.23 - $0.32	1,103,000	$0.28	2.42
	14,494,250	$0.22	3.61
Exercisable:
$0.16 - $0.21	449,250	$0.17	2.09
$0.21 - $0.23	7,342,000	$0.22	3.83
$0.23 - $0.32	1,103,000	$0.28	2.42
	8,894,250	$0.22	3.57

At September 30, 2013, the Company had 25,493,750 shares of Common Stock available for issuance under the Plan.

Stock based compensation expense was $224,000 and $651,000 for the three and nine months ended September 30, 2013, respectively, and $231,000 and $413,000 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, there was approximately $335,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 0.80 years.

14.	Factoring Agreement

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheet in the amount of approximately $769,000 and $836,000 as of September 30, 2013 and December 31, 2012 respectively, reflects the related collateralized accounts.

15.	Segment and Geographical Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Direct selling	$19,223	$18,595	$56,549	$50,061
Commercial coffee	1,989	2,009	6,383	5,723
Total revenues	$21,212	$20,604	$62,932	$55,784
Gross margin
Direct selling	$12,850	$12,231	$37,492	$31,828
Commercial coffee	37	246	510	687
Total gross margin	$12,887	$12,477	$38,002	$32,515
Net income (loss)
Direct selling	$918	$418	$2,979	$(38)
Commercial coffee	(402)	(182)	(808)	(613)
Total net income (loss)	$516	$236	$2,171	$(651)
Capital expenditures
Direct selling	$16	$18	$2,866	$286
Commercial coffee	102	46	775	360
Total capital expenditures	$118	$64	$3,641	$646

	As of
	September 30, 2013		December 31, 2012
Total assets
Direct selling	$22,059		$17,403
Commercial coffee	9,915	(1)	7,504
Total assets	$31,974		$24,907
(1) Commercial coffee excludes intercompany liability balances as of September 30, 2013

        The Company conducts its operations in the U.S. and New Zealand and ships to over 40 countries. The following table displays revenues attributable to the geographic location of the customers (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
United States	$19,752	$18,882	$58,292	$51,097
International	1,460	1,722	4,640	4,687
Total revenues	$21,212	$20,604	$62,932	$55,784

16.	Subsequent Event

Acquisition of Go Foods Global, LLC.

On October 1, 2013, the Company acquired certain assets and assumed certain liabilities of Go Foods Global, LLC, an innovative global food company based in American Fork, Utah. As a result of this business combination, the Company’s distributors and customers will have access to Go Foods Global’s unique line of healthy and nutritious extended shelf-life food products and Go Foods Global’s distributors and clients will gain access to products offered by the Company. The consideration payable by the Company shall be five percent of the gross sales revenue received by the Company up to a maximum of two million dollars (the “Maximum”); however, if the aggregate revenue received by the Company from Go Foods Global distributors for the twelve months commencing September 4, 2013 is not at least $2,400,000 then the Maximum will be reduced but in no event shall the Maximum be less than $1,450,000.  The final purchase price allocation has not been determined as of the filing of this quarterly report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form 10-G/A filed with the Securities and Exchange Commission on May 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

 The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the nine months ended September 30, 2013 and 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

For the nine months ended September 30, 2013, our revenue increased 12.8% to $62,932,000 as compared to $55,784,000 for the nine months ended September 30, 2012.  The increase in revenue is attributed primarily to the increase in our product offerings and the number of distributors and customers resulting from our acquisitions during 2012, revenues from Heritage Makers, Inc, acquired on August 14, 2013 and the organic growth of the CLR Roasters private label business as well as the continued growth of CLR Roasters company owned Café La Rica brand. The following table summarizes our revenue in thousands by segment:

	For the nine months ended September 30,		Percentage change
Segment	2013	2012
Direct selling	$56,549	$50,061	13.0%
Commercial coffee	6,383	5,723	11.5%
Total	$62,932	$55,784	12.8%

                  For the nine months ended September 30, 2013, cost of sales increased approximately 7.1% to $24,930,000 as compared to $23,269,000 for the nine months ended September 30, 2012.  The increase in cost of sales is primarily attributable to the increase in revenues discussed above.

For the nine months ended September 30, 2013, gross profit increased approximately 16.9% to $38,002,000 as compared to $32,515,000 for the nine months ended September 30, 2012. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the nine months ended September 30,
Segment	2013	2012
Direct selling	66.3%	63.6%
Commercial coffee	8.0%	12.0%
Combined	60.4%	58.3%

The increase in gross profit as a percentage of revenues in the direct selling segment was primarily due to improved efficiencies in fulfillment costs and the economies of scale as a result of the increase in revenues.  The decrease in gross margin in the commercial coffee segment was primarily due to a faulty quenching system that was discovered midway through the third quarter that created larger than ordinary shrink during the roasting process, expenses incurred in connection with a facility expansion, repairs and maintenance costs related to preparing the roasting operations for Safe Quality Foods ("SQF") certification and labor costs related to same.

For the nine months ended September 30, 2013, our operating expenses increased approximately 6.1% to $34,539,000 as compared to $32,562,000 for the nine months ended September 30, 2012. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the nine months ended September 30, 2013, distributor compensation increased 4.8% to $24,584,000 from $23,465,000 for the nine months ended September 30, 2012. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 43.5% as compared to 46.9% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the sales and marketing expense increased 10.8% to $3,267,000 from $2,949,000 for the nine months ended September 30, 2012 primarily due to increased promotional and selling costs and additional selling costs from Heritage Makers. For the nine months ended September 30, 2013, the general and administrative expense increased 8.8% to $6,688,000 from $6,148,000 for the nine months ended September 30, 2012 primarily due to stock based compensation expense which was established during the second quarter of 2012, additional general and administrative costs from Heritage Makers and accounting and legal fees related to the filing of the Registration Statement on Form 10 with the Securities and Exchange Commission in the current year.

 For the nine months ended September 30, 2013, other loss was $1,000 compared to other income of $227,000 for the nine months ended September 30, 2012. This difference is primarily due to income recognized as a result of a legal settlement at our Australian subsidiary during the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, interest expense increased 9.3% to $855,000 as compared to $782,000 for the nine months ended September 30, 2012. The increase was primarily due to interest expense related to contingent acquisition debt and the long-term mortgage related to the acquisition of 2400 Boswell, LLC.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2013 we have recognized income tax expense of $436,000 which is our estimated federal and state income tax liability for the nine months ended September 30, 2013. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 16.7% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

For the nine months ended September 30, 2013, net income was $2,171,000 as compared to a loss of $651,000 for the nine months ended September 30, 2012. The increase of $2,822,000 was attributable to the increase in income before income taxes of $3,209,000 offset by an increase in income tax provision of $387,000.

 Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense or "Adjusted EBITDA", was $5,580,000 for the nine months ended September 30, 2013 compared to $1,982,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure.  We calculate Adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our Adjusted EBITDA to net income (loss) for the nine months ended September 30, 2013 and 2012 is included in the table below:
	Nine months ended September 30,
	2013	2012
Net income (loss)	$2,171,000	$(651,000)
Add
Interest	855,000	782,000
Taxes	436,000	49,000
Depreciation	313,000	238,000
Amortization	1,154,000	1,151,000
EBITDA	4,929,000	1,569,000
Add
Stock based compensation	651,000	413,000
Adjusted EBITDA	$5,580,000	$1,982,000

The comparative financials discussed below show our condensed consolidated financial statements as of and for the three months ended September 30, 2013 and 2012.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

For the three months ended September 30, 2013, our revenue increased 3.0% to $21,212,000 as compared to $20,604,000 for the three months ended September 30, 2012.  The increase in revenue is attributed primarily to revenues of $523,000 from Heritage Makers, Inc, acquired on August 14, 2013 and the increase in our product offerings.  The following table summarizes our revenue in thousands by segment:

	For the three months ended September 30,		Percentage change
Segment	2013	2012
Direct selling	$19,223	$18,595	3.4%
Commercial coffee	1,989	2,009	-1.0%
Total	$21,212	$20,604	3.0%

            For the three months ended September 30, 2013, cost of sales increased approximately 2.4% to $8,325,000 as compared to $8,127,000 for the three months ended September 30, 2012.  The increase in cost of sales is primarily attributable to increased costs related to facility expansion, preparation of the plant for SQF certification and repairs and maintenance and related overtime payroll expenses at CLR Roasters.

For the three months ended September 30, 2013, gross profit increased approximately 3.3% to $12,887,000 as compared to $12,477,000 for the three months ended September 30, 2012. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended September 30,
Segment	2013	2012
Direct selling	66.8%	65.8%
Commercial coffee	1.9%	12.2%
Combined	60.8%	60.6%

The increase in gross profit as a percentage of revenues in the direct selling segment was primarily due to improved efficiencies in fulfillment costs and the economies of scale as a result of the increase in revenues.  The decrease in gross margin in the commercial coffee segment was primarily due to a faulty quenching system that was discovered midway through the third quarter that created larger than ordinary shrink during the roasting process, expenses incurred in connection with a facility expansion, repairs and maintenance costs related to preparing the roasting operations for SQF certification and labor costs related to same.

For the three months ended September 30, 2013, our operating expenses remained approximately the same at $11,952,000 as compared to $11,947,000 for the three months ended September 30, 2012. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended September 30, 2013, distributor compensation decreased 2.2% to $8,540,000 from $8,735,000 for the three months ended September 30, 2012. Distributor compensation as a percentage of direct selling revenues decreased to 44.4% as compared to 47.0% for the three months ended September 30, 2012. For the three months ended September 30, 2013, the sales and marketing expense increased 12.4% to $1,071,000 from $953,000 for the three months ended September 30, 2012 primarily due to sales and marketing costs from the newly acquired Heritage Makers. For the three months ended September 30, 2013, the general and administrative expense increased 3.6% to $2,341,000 from $2,259,000 for the three months ended September 30, 2012 primarily due to general and administrative costs at the newly acquired Heritage Makers.

For the three months ended September 30, 2013, interest expense increased 14.9% to $300,000 as compared to $261,000 for the three months ended September 30, 2012. The increase was primarily due to higher interest expense related to contingent acquisition debt and the long-term mortgage related to the acquisition of 2400 Boswell, LLC.

For the three months ended September 30, 2013, net income was $516,000 as compared to $236,000 for the three months ended September 30, 2012. The increase of $280,000 was attributable to the increase in income before income taxes of $366,000, offset by an increase in income tax provision of $86,000.

Liquidity

At September 30, 2013 we had cash and cash equivalents of approximately $4,394,000 and working capital of approximately $1,542,000 as compared to cash and cash equivalents of $3,025,000 and a working capital of approximately $1,440,000 as of December 31, 2012.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $3,397,000, as compared to $3,701,000 for the nine months ended September 30, 2012. Net cash provided by operating activities consisted of net income of $2,171,000, adjusted for depreciation and amortization of $1,467,000, stock based compensation of $651,000, other adjustments of $79,000 and a decrease of $971,000 in changes in working capital, net of acquired assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately $1,096,000, as compared to $414,000 for the nine months ended September 30, 2012.  Net cash used in investing activities consisted primarily of $826,000 in purchases of equipment, primarily to increase production capacity in the commercial coffee segment, $248,000 in cash paid for the acquisition of the corporate headquarters building at 2400 Boswell and $22,000 in net cash paid for the acquisition of Heritage Makers.

Net cash used in financing activities was $897,000 for the nine months ended September 30, 2013 as compared to $636,000 in the same period in 2012 and was primarily attributed to payments to reduce notes payable and contingent acquisition debt and to a lesser extent, repurchases of common stock.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to September 30, 2013 (in thousands):

		Current	Long-Term
Contractual Obligations	Total	2013-14	2014	2015	2016	2017	Thereafter
Operating Leases	$3,777	$571	$94	$341	$322	$342	$2,107
Capital Leases	153	101	25	24	3	-	-
Capital Commitments	-	-	-	-	-	-	-
Purchase Obligations	8,643	8,643	-	-	-	-	-
Notes Payable	5,329	318	65	285	302	312	4,047
Contingent Acquisition Debt	5,721	825	228	910	534	451	2,773
Total	$23,623	$10,458	$412	$1,560	$1,161	$1,105	$8,927

“Operating leases" generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

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

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $2,086,000 as of September 30, 2013.

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

There are no off-balance sheet arrangements as of September 30, 2013.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during our third quarter and nine months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended September 30, 2013 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period ending September 30, 2013	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	27,080	0.32	27,080	14,412,170
August 1 to August 31	16,500	0.29	16,500	14,395,670
September 1 to September 30	44,500	0.27	44,500	14,351,170
Total	88,080	0.29	88,080	14,351,170

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
Date: November 13, 2013

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)
Date: November 13, 2013

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