Form 10-Q
period 2014-03-31
Youngevity International, Inc.
filed 2014-05-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54900

YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA	91914
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (619) 934-3980

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

As of May 9, 2014, the issuer had 388,362,793 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$6,747	$4,320
Accounts receivable, due from factoring company	1,166	1,051
Accounts receivable, trade	44	76
Inventory	6,036	5,973
Prepaid expenses and other current assets	2,206	1,209
Total current assets	16,199	12,629

Property and equipment, net	4,857	4,669
Intangible assets, net	11,055	11,532
Goodwill	6,023	6,023
	$38,134	$34,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,745	$2,764
Accrued distributor compensation	3,470	2,711
Accrued expenses	1,205	1,238
Deferred revenues	4,184	3,308
Other current liabilities	694	148
Capital lease payable, current portion	90	95
Notes payable, current portion	210	245
Contingent acquisition debt, current portion	1,025	1,072
Total current liabilities	14,623	11,581

Capital lease payable, less current portion	10	27
Deferred tax liability	723	723
Notes payable, less current portion	5,001	5,015
Contingent acquisition debt, less current portion	5,752	6,008
Total liabilities	26,109	23,354

Commitments and contingencies

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 211,135 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value: 600,000,000 share authorized; 388,490,316 and 388,686,445 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	389	389
Additional paid-in capital	165,856	165,759
Accumulated deficit	(153,854)	(154,281)
Accumulated other comprehensive loss	(163)	(165)
Total Youngevity International, Inc. stockholders' equity	12,228	11,702
Noncontrolling interest	(203)	(203)
Total equity	12,025	11,499
	$38,134	$34,853
See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$26,403	$20,827
Cost of revenues	10,567	8,410
Gross profit	15,836	12,417
Operating expenses
Distributor compensation	10,949	7,731
Sales and marketing	1,362	856
General and adminstrative	2,567	2,383
Total operating expenses	14,878	10,970
Operating income	958	1,447
Other income	1	-
Interest expense, net	(381)	(256)
Total other expense	(380)	(256)
Income before income taxes	578	1,191
Income tax provision	151	198
Net income	427	993
Net loss attributable to noncontrolling interest	-	(67)
Net income attributable to Youngevity	427	1,060
Preferred stock dividends	4	4
Net income available to common stockholders	$423	$1,056

Net income per share, basic	$0.00	$0.00
Net income per share, diluted	$0.00	$0.00

Weighted average shares outstanding, basic	388,505,369	389,379,859
Weighted average shares outstanding, diluted	389,804,068	389,463,316

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income:	$427	$993
Foreign currency translation	2	1
Total other comprehensive income	2	1
Comprehensive income	$429	$994

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$427	$993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615	468
Stock based compensation expense	148	299
Amortization of debt discount	11	13
Gain on disposal of assets	(1)	-
Interest income accrued on note receivable, related party	-	(3)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(83)	(104)
Inventory	(63)	(269)
Prepaid expenses and other current assets	(997)	(191)
Accounts payable	981	179
Accrued distributor compensation	759	338
Deferred revenues	876	-
Accrued expenses and other liabilities	(8)	120
Net Cash Provided by Operating Activities	2,665	1,843

Cash Flows from Investing Activities:
Purchases of property and equipment	(326)	(486)
Net Cash Used in Investing Activities	(326)	(486)

Cash Flows from Financing Activities:
Proceeds from factoring company, net	519	-
Payments of notes payable, net	(60)	(93)
Payments for note receivable, related party, net	-	60
Payments of contingent acquisition debt	(303)	(155)
Payments of capital leases	(22)	(17)
Repurchase of common stock	(48)	(59)
Net Cash Provided (Used) by Financing Activities	86	(264)
Foreign Currency Effect on Cash	2	1
Net increase in cash and cash equivalents	2,427	1,094
Cash and Cash Equivalents, Beginning of Period	4,320	3,025
Cash and Cash Equivalents, End of Period	$6,747	$4,119

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$386	$269
Income taxes	$280	$144

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

The statements presented as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year’s numbers between sales and marketing and general and administrative expenses to conform to the current year presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Inventories consist of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Finished goods	$4,075	$4,642
Raw materials	2,282	1,667
	6,357	6,309
Reserve for excess and obsolete	(321)	(336)

Inventory, net	$6,036	$5,973

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

Intangible assets are comprised of distributor organizations, trademarks, customer relationships and internally developed software.  The Company's acquired intangible assets, which are subject to amortization over their estimated useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value.

Intangible assets consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Distributor organizations	$8,425	$(4,451)	$8,425	$(4,169)
Trademarks	3,841	(142)	3,841	(113)
Customer relationships	4,133	(1,389)	4,133	(1,248)
Internally developed software	700	(62)	700	(37)
Other	20	(20)	20	(20)

Intangible assets, net	$17,119	$(6,064)	$17,119	$(5,587)

Amortization expense related to intangible assets was approximately $477,000 and $379,000 for the three months ended March 31, 2014 and 2013, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The goodwill balance as of March 31, 2014 was $6,023,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2014 and 2013.

6.	Stock Based Compensation

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

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

8.	Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of March 31, 2014, the balance in deferred revenues attributable to Heritage Makers was $3,980,000.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2014, the balance in deferred costs was $1,076,000 and was included in prepaid expenses and current assets.

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities related to contingent consideration on acquisitions (in thousands):

	Fair Value March at 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$6,777	$-	$-	$6,777

Total liabilities	$6,777	$-	$-	$6,777

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt	$7,080	$-	$-	$7,080

Total liabilities	$7,080	$-	$-	$7,080

The contingent acquisition liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. There were no adjustments to the estimated contingent acquisition debt recognized during the three months ended March 31, 2014 and 2013.

10.	Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, warrants and convertible preferred stock.

11.	Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 31, 2014 and December 31, 2013. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

The Company had 388,490,316 common shares outstanding as of March 31, 2014. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of March 31, 2014, warrants to purchase 16,949,365 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of March 31, 2014 and expire at various dates through December 2018.

                On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the three months ended March 31, 2014, the Company repurchased a total of 199,879 shares at a weighted-average cost of $0.24.  A total of 1,216,300 shares have been repurchased to date at a weighted average cost of $0.23. The remaining number of shares authorized for repurchase under the plan as of March 31, 2014 is 13,783,700.

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

A summary of the Plan Options for the three months ended March 31, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2013	17,572,500	$0.22	$478
Granted	657,250	0.21
Exercised	(3,750)	0.28	-
Outstanding March 31, 2014	18,226,000	0.22	328

Exercisable March 31, 2014	13,704,500	$0.22	$162

The weighted-average fair value per share of the granted options for the three months ended March 31, 2014 and 2013 was $0.09 and $0.15, respectively.

     The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at March 31, 2014:

Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding:
$0.16 - $0.21	3,910,000	$0.18	7.91
$0.21 - $0.23	12,741,750	$0.22	3.26
$0.23 - $0.33	1,574,250	$0.26	2.22
	18,226,000	$0.21	4.17
Exercisable:
$0.16 - $0.21	888,500	$0.17	2.19
$0.21 - $0.23	11,241,750	$0.22	3.28
$0.23 - $0.33	1,574,250	$0.26	2.22
	13,704,500	$0.22	3.09

At March 31, 2014, the Company had 26,107,500 shares of Common Stock available for issuance under the Plan.

Stock based compensation expense was $148,000 and $299,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was approximately $512,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.32 years.

13.	Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee reportable segment. Under the terms of the Factoring Agreement, the Company effectively sells all of its accounts receivable to Crestmark with non-credit related recourse. The Company continues to be responsible for the servicing and administration of the receivables. In January 2013, the Company extended its Factoring Agreement through February 1, 2016, and modified certain of the terms.

The Factoring Agreement provides for the Company to receive advances against the purchase price of its receivables at a rate up to 85% of the aggregate purchase price of the receivable outstanding at any time less: receivables that are in dispute, receivables that are not credit approved within the terms of the Factoring Agreement and any fees or estimated fees related to the Factoring Agreement. Interest is accrued on all outstanding advances at the greater of 5.25% per annum or the Prime Rate (as identified by the Wall Street Journal) plus an applicable margin. The margin is based on the magnitude of the total outstanding advances and ranges from 2.50% to 5.00%. In addition to the interest accrued on the outstanding balance, the factor charges a factoring commission for each invoice factored which is calculated as the greater of $5.00 or 0.875% to 1.00% of the gross invoice amount and is recorded as interest expense. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $1,166,000 and $1,051,000 as of March 31, 2014 and December 31, 2013, respectively, reflects the related collateralized accounts. Amounts advanced under the Factoring Agreement were $519,000 and $0 as of March 31, 2014 and December 31, 2013, respectively. These balances are included in other current liabilities.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended March 31,
	2014	2013
Revenues
Direct selling	$24,132	$18,428
Commercial coffee	2,271	2,399
Total revenues	$26,403	$20,827
Gross margin
Direct selling	$15,842	$12,126
Commercial coffee	(6)	291
Total gross margin	$15,836	$12,417
Net income (loss)
Direct selling	$762	$1,125
Commercial coffee	(335)	(132)
Total net income (loss)	$427	$993
Capital expenditures
Direct selling	$114	$2,817
Commercial coffee	212	236
Total capital expenditures	$326	$3,053

	As of
	March 31, 2014	December 31, 2013
Total assets
Direct selling	$24,282	$24,887
Commercial coffee	13,852	9,966
Total assets	$38,134	$34,853

The Company conducts its operations in the U.S. and New Zealand. The Company also sells its products in 63 different countries. The following table displays revenues attributable to the geographic location of the customers (in thousands):

	Three months ended March 31,
	2014	2013
United States	$24,821	$19,255
International	1,582	1,572

Total revenues	$26,403	$20,827

15.	Subsequent event

Acquisition of Good Herbs, Inc.

On April 28, 2014, the Company acquired certain assets and assumed certain liabilities of Good Herbs, Inc., a traditional herbal company with pure, unaltered, chemical-free, natural herbal supplements. As a result of this business combination, the Company’s distributors and customers will have access to Good Herbs’ unique line of products and Good Herbs’ distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company shall be $1,900,000, subject to adjustments. The Company will make monthly payments based on a percentage of Good Herbs distributor revenue and royalty revenue until the earlier of the date that is 10 years from the closing date or such time as the Company has paid to Good Herbs aggregate cash payments of Good Herbs distributor revenue and royalty revenue equal to the maximum aggregate purchase price.  The final purchase price allocation has not been determined as of the filing of this report.

Acquisition of Beyond Organic, LLC

On May 1, 2014, the Company acquired certain assets and assumed certain liabilities of Beyond Organic, LLC, a vertically integrated organic food and beverage company. The maximum consideration payable by the Company shall be $6,200,000, subject to adjustment. For the first ten months, the Company will pay a monthly fixed amount of $92,500, followed by monthly payments based on percentage of Beyond Organic distributor revenues and royalty revenues until the earlier of the date that is 7 years from the closing date or such time as the Company has paid to Beyond Organic aggregate cash payments of Beyond Organic Distributor Revenue and Royalty Revenue equal to the Maximum Aggregate Purchase Price.  The final purchase price allocation has not been determined as of the filing of this report.

Acquisition of Nicaragua coffee plantations and dry-processing plant.

On May 13, 2014, Youngevity International, Inc., through its subsidiary CLR Roasters, LLC has effectively purchased 98% of the stock of Siles Plantation Family Group, a Company located in Nicaragua.  Marisol Siles and Ernesto Aguila own 1 % each of the remaining shares of Siles Plantation Family Group and have assigned their interest to the benefit of CLR Roasters, LLC.  Silas Plantation Family Group is now acting as a wholly owned subsidiary of CLR Roasters, LLC and the group has acquired the following assets with cash:

1)
“La Pita”, a dry-processing plant sitting on approximately 18 acres of land located in Matagalpa, Nicaragua.  The purchase price, paid in cash at closing was $1,000,000 and includes the land, several buildings and structures, and all office furniture and processing equipment capable of processing 30 million pounds of green coffee annually.

2)
“EL Paraiso”, a coffee plantation located in Matagalpa, Nicaragua, consisting of approximately 450 acres of land and thousands of coffee plants of various ages. The purchase price, paid in cash at closing, was $1,000,000.

3)
Additionally, the Siles Plantation Family Group has the option to purchase El Paraisito, an approximate 450 acre plantation located adjacent to El Paraiso.  If the option to purchase is exercised, the purchase price will be $1,100,000.

As an inducement to harvest the plantations and operate the dry-processing plant profitably, the sellers will share equally (50%) in all profits or losses generated by this entity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

A.	Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network.  Our direct sales are made through our network of independent distributors, which is a web-based global network of customers and distributors.  Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.  Our direct selling products comprise a number of brand names that are in most part owned by Youngevity® Essential Life Sciences.  There are a smaller number of brands that are marketed under license agreements. We also engage in the commercial sale of one of our products, our coffee.  We own a traditional coffee roasting business that produces coffee under its own Cafe La Rica brand, as well as under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators.

B.	Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three months ended March 31, 2014 and 2013.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

For the three months ended March 31, 2014, our revenue increased 26.8% to $26,403,000 as compared to $20,827,000 for the three months ended March 31, 2013.  The increase in revenue is attributed primarily to the increase in our product offerings and distributors and $2,348,000 in additional revenues derived from the acquisitions of Heritage Makers, Inc., acquired on August 14, 2013, GoFoods Global, LLC, acquired on October 1, 2013 and Biometics International Inc., acquired on November 19, 2013. This increase was partially offset by a decrease in commercial coffee revenue of $128,000, primarily due to a reduction in shipment of coffee to a major customer during the period ended March 31, 2014. The following table summarizes our revenue in thousands by segment:

	For the three months ended March 31,		Percentage change
Segment	2014	2013
Direct selling	$24,132	$18,428	31.0%
Commercial coffee	2,271	2,399	(5.3)%
Total	$26,403	$20,827	26.8%

Gross Profit

For  the three months ended March 31, 2014, cost of sales increased approximately 25.6% to $10,567,000 as compared to $8,410,000 for the three months ended March 31, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

For the three months ended March 31, 2014, gross profit increased approximately 27.5% to $15,836,000 as compared to $12,417,000 for the three months ended March 31, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended March 31,
Segment	2014	2013
Direct selling	65.6%	65.8%
Commercial coffee	(0.3)%	12.1%
Consolidated	60.0%	59.6%

Gross profit as a percentage of revenues in the direct selling segment remained approximately the same for the first quarter of 2014, compared with the same period last year. The decrease in gross margin in the commercial coffee segment was primarily due to expenses incurred in connection with a facility expansion, repairs and maintenance, and to a lesser extent, a small increase in raw materials fulfillment costs.

Operating Expenses

For the three months ended March 31, 2014, our operating expenses increased approximately 35.6% to $14,878,000 as compared to $10,970,000 for the three months ended March 31, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended March 31, 2014, distributor compensation increased 41.6% to $10,949,000 from $7,731,000 for the three months ended March 31, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 45.4% as compared to 42.0% for the three months ended March 31, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the three months ended March 31, 2014, the sales and marketing expense increased 59.1% to $1,362,000 from $856,000 for the three months ended March 31, 2013 primarily due to the increase in revenues and additional selling costs related to the Heritage Makers acquisition, start-up costs related to MK collaborative line of business that the Company expects to launch in the second quarter of the current year and costs related to the international expansion efforts that the Company expects to start generating revenues towards the end of the current year. For the three months ended March 31, 2014, the general and administrative expense increased 7.7% to $2,567,000 from $2,383,000 for the three months ended March 31, 2013 primarily due to costs related to Heritage Makers, MK collaborative and increased legal and compensation costs.

Other Income (Expense)

For the three months ended March 31, 2014, interest expense increased 48.8% to $381,000 as compared to $256,000 for the three months ended March 31, 2013. The increase was primarily due to contingent acquisition debt and the long-term mortgage related to the acquisition of 2400 Boswell, LLC that occurred at the end of the first fiscal quarter of 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of March 31, 2014 we have recognized income tax expense of $151,000, which is our estimated federal and state income tax liability for the three months ended March 31, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 26.1% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

Net Income

For the three months ended March 31, 2014, net income decreased to $427,000 as compared to a net income of $993,000. The decrease of $566,000 was attributable to the decrease in income before income taxes of $613,000, offset by a decrease in income tax provision of $47,000.

 Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense or "Adjusted EBITDA", was $1,722,000 for the three months ended March 31, 2014  compared to $2,214,000 in the same period for the prior year.

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

A reconciliation of the Company's adjusted EBITDA to net income for the three months ended March 31, 2014 and 2013 is included in the table below.

	Three months ended
	March 31,
	2014	2013
Net Income	$427,000	$993,000
Add
Interest	381,000	256,000
Taxes	151,000	198,000
Depreciation	138,000	89,000
Amortization	477,000	379,000
EBITDA	1,574,000	1,915,000
Add
Stock based compensation	148,000	299,000
Adjusted EBITDA	$1,722,000	$2,214,000

Liquidity

At March 31, 2014 we had cash and cash equivalents of approximately $6,747,000 and working capital of approximately $1,576,000 as compared to cash and cash equivalents of $4,320,000 and a working capital of approximately $1,048,000 as of December 31, 2013. The increase in cash was primarily due to increased cash from operations offset by cash used for capital expenditures.

Net cash provided by operating activities for the three months ended March 31, 2014 was $2,665,000, as compared to $1,843,000 for the three months ended March 31, 2013. Net cash provided by operating activities consisted of net income of $427,000, adjusted for depreciation and amortization of $615,000, stock based compensation of $148,000, other adjustments of $10,000 and changes in working capital of $1,465,000.

Net cash used in investing activities for the three months ended March 31, 2014 was approximately $326,000, as compared to $486,000 for the three months ended March 31, 2013.  Net cash used in investing activities consisted primarily in purchases of equipment to increase production capacity in the commercial coffee segment and expenditures related to leasehold improvements at the corporate facility.

Net cash provided by financing activities was $86,000 for the three months ended March 31, 2014 as compared to net cashed used by financing activities of $264,000 in the same period in 2013 and was primarily attributed to proceeds received from the factoring company offset by payments to reduce notes payable and contingent acquisition debt.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to March 31, 2014 (in thousands)

			Long-Term
Contractual Obligations	Total	Current	2015	2016	2017	2018	Thereafter
Operating Leases	6,762	664	398	523	544	553	4,080
Capital Leases	100	90	9	1	-	-	-
Capital Commitments	-	-	-	-	-	-	-
Purchase Obligations	5,231	5,231	-	-	-	-	-
Notes Payable	5,211	210	177	245	255	196	4,128
Contingent Acquisition Debt	6,777	1,025	818	849	620	512	2,953
Total	24,081	7,220	1,402	1,618	1,419	1,261	11,161

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

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $2,047,000 as of March 31, 2014.

In connection with our recent acquisitions in Nicaragua, the Company paid $1,000,000 in cash for a 450 acre coffee plantation and $1,000,000  in cash for a dry-processing plant with approximately 18 acres of land and includes several buildings and structures, office furniture and processing equipment capable of processing 30 million pounds of green coffee annually. Additionally, the Company has the option to purchase an approximate 450 acre plantation located adjacent to the other plantation.  If the option to purchase is exercised, the purchase price will be $1,100,000.  (Please see Note 15 Subsequent event).

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

There are no off-balance sheet arrangements as of March 31, 2014.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period ending March 31, 2014	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	199,879	0.24	199,879	13,783,718
February 1 to February 28	-	-	-	13,783,718
March 1 to March 31	-	-	-	13,783,718
Total	199,879	0.24	199,879	13,783,718

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2014

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