Form 10-Q
period 2014-06-30
Youngevity International, Inc.
filed 2014-08-13
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, the issuer had 391,535,768 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,144	$4,320
Accounts receivable, due from factoring company	1,174	1,051
Accounts receivable, trade	33	76
Inventory	8,525	5,973
Prepaid expenses and other current assets	2,465	1,209
Total current assets	16,341	12,629

Property and equipment, net	8,977	4,669
Intangible assets, net	14,860	11,532
Goodwill	6,323	6,023
	$46,501	$34,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,767	$2,764
Accrued distributor compensation	3,772	2,711
Accrued expenses	1,946	1,238
Deferred revenues	4,642	3,308
Other current liabilities	801	148
Capital lease payable, current portion	68	95
Notes payable, current portion	214	245
Contingent acquisition debt, current portion	2,475	1,072
Total current liabilities	18,685	11,581

Capital lease payable, less current portion	8	27
Deferred tax liability	723	723
Notes payable, less current portion	4,952	5,015
Contingent acquisition debt, less current portion	9,282	6,008
Total liabilities	33,650	23,354

Commitments and contingencies

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 211,135 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 390,518,703 and 388,686,445 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	391	389
Additional paid-in capital	166,193	165,759
Accumulated deficit	(153,310)	(154,281)
Accumulated other comprehensive loss	(220)	(165)
Total Youngevity International, Inc. stockholders' equity	13,054	11,702
Noncontrolling interest	(203)	(203)
Total equity	12,851	11,499
	$46,501	$34,853
See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$32,718	$20,893	$59,121	$41,720
Cost of revenues	13,776	8,195	24,343	16,605
Gross profit	18,942	12,698	34,778	25,115
Operating expenses
Distributor compensation	12,753	8,313	23,702	16,044
Sales and marketing	1,905	1,416	3,267	2,196
General and administrative	3,042	1,888	5,609	4,347
Total operating expenses	17,700	11,617	32,578	22,587
Operating income	1,242	1,081	2,200	2,528
Other income (expense)	1	(1)	2	(1)
Interest expense, net	(504)	(299)	(885)	(555)
Total other expense	(503)	(300)	(883)	(556)
Income before income taxes	739	781	1,317	1,972
Income tax provision	195	119	346	317
Net income	544	662	971	1,655
Net loss attributable to noncontrolling interest	-	(14)	-	(81)
Net income attributable to Youngevity	544	676	971	1,736
Preferred stock dividends	4	4	8	8
Net income available to common stockholders	$540	$672	$963	$1,728

Net income per share, basic	$0.00	$0.00	$0.00	$0.00
Net income per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, basic	388,981,597	389,218,930	388,743,483	389,299,395
Weighted average shares outstanding, diluted	389,586,856	394,045,715	389,338,603	392,240,983

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$544	$662	$971	$1,655
Foreign currency translation	(57)	(22)	(55)	(21)
Total other comprehensive loss	(57)	(22)	(55)	(21)
Comprehensive income	$487	$640	$916	$1,634

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$971	$1,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	955
Stock based compensation expense	247	427
Increase in fair value of contingent acquisition debt	6	-
Amortization of debt discount	21	25
Gain on disposal of assets	(1)	-
Interest income accrued on note receivable, related party	-	(3)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(80)	43
Inventory	(2,552)	(725)
Prepaid expenses and other current assets	(1,256)	(44)
Accounts payable	2,003	410
Accrued distributor compensation	1,061	(369)
Deferred revenues	1,334	-
Accrued expenses and other liabilities	481	(179)
Net Cash Provided by Operating Activities	3,500	2,195

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,100)	-
Purchases of property and equipment	(1,248)	(956)
Net Cash Used in Investing Activities	(3,348)	(956)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants, net	351	-
Proceeds from factoring company, net	553	-
Payments of notes payable, net	(115)	(192)
Payments for note receivable, related party, net	-	62
Payments of contingent acquisition debt	(861)	(313)
Payments of capital leases	(46)	(40)
Repurchase of common stock	(155)	(118)
Net Cash Used in Financing Activities	(273)	(601)
Foreign Currency Effect on Cash	(55)	(21)
Net (decrease) increase in cash and cash equivalents	(176)	617
Cash and Cash Equivalents, Beginning of Period	4,320	3,025
Cash and Cash Equivalents, End of Period	$4,144	$3,642

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$924	$530
Income taxes	$547	$467

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisition of net assets in exchange for contingent acquisition debt (see Note 4)	$5,532	$-

See accompanying notes to condensed consolidated financial statements.

Note 1. Basis of Presentation and Nature of Business

Basis of Presentation

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

The statements presented as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications have been made to conform to the current year presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Nature of Business

    Youngevity International, Inc., founded in 1996, operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR Roasters”), our commercial coffee business which includes our recently acquired Siles Plantation Family Group in Nicaragua, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC; (collectively referred to as “FDI”), MK Collaborative LLC, and the wholly owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd. Effective July 23, 2013, the Company changed its name from AL International, Inc. to Youngevity International, Inc.

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses.  During the six months ended June 30, 2014, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales.

The Company consolidates all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Income Taxes

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

Note 3. Inventory and Cost of Sales

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Finished goods	$5,015	$4,642
Raw materials	3,880	1,667
	8,895	6,309
Reserve for excess and obsolete	(370)	(336)

Inventory, net	$8,525	$5,973

       Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

Note 4. Acquisitions and Business Combinations

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

During the six months ended June 30, 2014, the Company entered into three acquisitions, which are detailed below.  All of the acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, diversify its product mix or expand the coffee business.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

We have accounted for all of our business combinations using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill, if any.

Good Herbs, Inc.

On April 28, 2014, the Company acquired certain assets and assumed certain liabilities of Good Herbs, Inc., (“Good Herbs”) a traditional natural herbal supplements company, whose primary sales channel has been targeted toward certified natural health professionals. As a result of this business combination, the Company’s distributors and customers will have access to Good Herbs’ unique line of products and Good Herbs’ distributors and clients will gain access to products offered by the Company. The purchase price consisted of a maximum purchase price of $1,900,000, of which approximately $120,000 was related to assumed liabilities. The Company has agreed to pay Good Herbs’ a monthly payment equal to five (5%) of all gross sales revenue generated by the Good Herbs’ distributor organization, regardless of products being sold within the Good Herbs’ distributor organization provided, however, for the first six (6) months effective May 12, 2014 Good Herbs’ will receive a minimum guaranteed payment of $20,000 per month which will be applied to the maximum purchase price. In addition, the Company agrees to pay Good Herbs’ five (5%) of Good Herbs’ product sales generated outside the Good Herbs’ distributor organization. Payments will be made monthly until the earlier of the date that is ten (10) years from the closing or until such time the Company has paid aggregate cash payments equal to $1,900,000, however if the aggregate gross sales revenue generated by the Good Herbs’ distributor organization, regardless of the products being sold, received by the Company for the fifteen (15) months period following the Closing Date does not equal or exceed $1,900,000, then the maximum aggregate purchase price shall be reduced by the difference between $1,900,000 and the fifteen month revenue; provided, however, that in no event shall the maximum aggregate purchase price be reduced below $1,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $800,000, as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Good Herbs’ (in thousands) is as follows:

Trademarks and trade name	$200
Customer-related intangible	200
Distributor organization	520
Accrued expenses	(120)
Total purchase price	$800

The preliminary fair value of intangible assets acquired was determined through the use of a discounted cash flow methodology. The trademarks and trade name, customer-related intangible and distributor organization intangible are being amortized over their estimated useful life of (10) ten years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

The Company will be finalizing the valuation within the next twelve (12) months.

The Company did not recognize any product revenue for Good Herbs’ during the three and six months ended June 30, 2014. The Company anticipates selling Good Herbs’ products during the Company’s third quarter of fiscal 2014.

The Company’s business combination related to Good Herbs did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and therefore pro forma disclosures have not been presented.

Beyond Organic, LLC

On May 1, 2014, the Company acquired certain assets and assumed certain liabilities of Beyond Organic, LLC, (“Beyond Organic”) a vertically integrated organic food and beverage company. The purchase price consisted of a maximum purchase price of $6,200,000, of which approximately $200,000 was related to assumed liabilities. The Company has agreed to pay Beyond Organic a monthly payment equal to ten (10%) of all gross sales revenue generated by the Beyond Organic distributor organization, regardless of products being sold within the Beyond Organic distributor organization provided, however, for the first ten (10) months effective May 12, 2014 Beyond Organic will receive a minimum guaranteed payment of $92,500 per month which will be applied to the maximum purchase price. In addition, the Company agreed to pay Beyond Organic five (5%) of Beyond Organic product sales generated outside the Beyond Organic distributor organization. Payments will be made monthly until the earlier of the date that is seven (7) years from the closing or until such time the Company has paid aggregate cash payments equal to $6,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $3,100,000, as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Beyond Organic (in thousands) is as follows:

Goodwill	$300
Trademarks and trade name	300
Customer-related intangible	1,300
Distributor organization	1,400
Accrued expenses	(200)
Total purchase price	$3,100

The preliminary fair value of intangible assets acquired was determined through the use of a discounted cash flow methodology. The trademarks and trade name, customer-related intangible and distributor organization intangible are being amortized over their estimated useful life of (10) ten years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

Goodwill of $300,000 was recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

The Company will be finalizing the valuation within the next twelve (12) months.

Revenue included in the consolidated statement of operations for the three and six months ended June 30, 2014 was approximately $332,000.

The Company’s business combination related to Beyond Organic did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and therefore pro forma disclosures have not been presented.

Siles Plantation Family Group SA (Sociedad Anonima), Nicaragua coffee plantations and dry-processing plant.

On May 13, 2014, the Company, through its wholly-owned subsidiary CLR Roasters, LLC (“CLR”), completed the acquisition of the Siles Plantation Family Group SA (“Siles Plantation”), a Nicaraguan entity.  The results of Siles Plantation are included in the consolidated financial statements of the Company from the date of acquisition. The transaction is being accounted for as a business combination.

The Siles Plantation will be operated and managed by a Nicaraguan plantation group Hernandez, Hernandez Export Co., LTD (“H&H”). As an inducement to harvest the plantations and operate the dry-processing plant profitably, CLR and H&H entered into an Operating and Profit Sharing Agreement “(Agreement”).  In accordance with the Agreement, H&H will share equally (50%) in all profits and losses generated by the Siles Plantation, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met.

Concurrent with the acquisition of the Siles Plantation, the Siles Plantation acquired the assets of a dry-processing plant “La Pita”, a coffee plantation “El Paraiso” and has an option to purchase a second coffee plantation “El Paraisito” as follows:

1)
“La Pita”, a dry-processing plant sitting on approximately 18 acres of land is located in Matagalpa, Nicaragua.  The property includes buildings, structures, machinery & equipment and furnishings & fixtures. The total purchase price was $1,904,840, of which CLR paid $1,050,000 and H&H paid $854,840. The preliminary purchase price allocation for La Pita (in thousands) is as follows:

Buildings and structures	$832
Machinery and equipment	417
Customer relationships, intangible	367
Land	289
Total purchase price	$1,905

2)
“EL Paraiso”, a coffee plantation located in Matagalpa, Nicaragua, consisting of approximately 450 acres of land and hundreds of thousands of coffee plants of various ages. The total purchase price was $1,400,000, of which CLR paid $1,050,000 and H&H paid $350,000. The purchase price allocation for El Paraiso (in thousands) is as follows:

Land	$1,400
Total purchase price	$1,400

3)
Additionally, the Siles Plantation has the option to purchase “El Paraisito”, an approximate 450 acre plantation located adjacent to El Paraiso.  The Company is currently in the process of completing final settlement of the purchase agreement. CLR has a deposit towards this purchase of $200,000, which is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

In connection with the acquisitions of the Siles Plantation, La Pita, and El Paraiso, the Company recognized a contingent liability of approximately $1,600,000,  which is payable after certain working capital conditions are met and after CLR’s cash contributions for the acquisitions are fully paid.  This liability is included in the contingent acquisition debt balance as of June 30, 2014.

       As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to the preliminary purchase price allocation are expected to occur, and may be significant, upon completion of the acquisition valuation.  The Company will be finalizing the valuation within the next twelve (12) months.

       Siles Family Plantation is a newly formed entity and does not have current or historical financial statements, therefore pro forma disclosures have not been presented.

Note 5. Intangible Assets and Goodwill

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

Intangible assets consist of the following (in thousands):

	June 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Distributor organizations	$10,345	$4,684	$5,661	$8,425	$4,169	$4,256
Trademarks and trade names	4,341	200	4,141	3,841	113	3,728
Customer relationships	6,000	1,555	4,445	4,133	1,248	2,885
Internally developed software	720	107	613	720	57	663

Intangible assets, net	$21,406	$6,546	$14,860	$17,119	$5,587	$11,532

Amortization expense related to intangible assets was approximately $482,000 and $379,000 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was approximately $959,000 and $758,000 for the six months ended June 30, 2014 and 2013, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the three months ending June 30, 2014 the Company recorded an increase in goodwill in the amount of $300,000 related to the acquisition of Beyond Organic. The goodwill balance as of June 30, 2014 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and six months ended June 30, 2014 and 2013.

Note 6. Stock Based Compensation

The Company accounts for stock based compensation in accordance with the guidance provided by ASC Topic 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

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

Note 7. Distributor Compensation

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

Note 8. Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of June 30, 2014, the balance in deferred revenues attributable to Heritage Makers was approximately $4,642,000.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of June 30, 2014, the balance in deferred costs was approximately $1,396,000 and was included in prepaid expenses and current assets.

Note 9. Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value as the price that would be received from selling an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the hierarchy of levels of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities related to contingent consideration on acquisitions (in thousands):

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,475	$-	$-	$2,475
Contingent acquisition debt, less current portion	9,282			9,282

Total liabilities	$11,757	$-	$-	$11,757

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,072	$-	$-	$1,072
Contingent acquisition debt, less current portion	6,008			6,008

Total liabilities	$7,080	$-	$-	$7,080

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the six months ended June 30, 2014 and 2013, the net adjustment to the fair value of the contingent acquisition liabilities was immaterial.

Note 10. Earnings Per Share

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

Note 11. Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of June 30, 2014 and December 31, 2013. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

The Company had 390,518,703 common shares outstanding as of June 30, 2014. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of June 30, 2014, warrants to purchase 11,559,140 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of June 30, 2014 and expire at various dates through December 2018.

                On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the six months ended June 30, 2014, the Company repurchased a total of 672,742 shares at a weighted-average cost of $0.23.  A total of 1,689,145 shares have been repurchased to date at a weighted-average cost of $0.23. The remaining number of shares authorized for repurchase under the plan as of June 30, 2014 is 13,310,855.

Note 12. Stock Option Plan

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, "Options"). At June 30, 2014, the Company had 21,162,500 shares of Common Stock available for issuance under the Plan.

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

A summary of the Plan Options for the six months ended June 30, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2013	17,572,500	$0.22	$478
Granted	1,236,000	0.21
Exercised	(5,000)	0.25	-
Outstanding June 30, 2014	18,803,500	0.22	164

Exercisable June 30, 2014	14,282,000	$0.22	$43

The weighted-average fair value per share of the granted options for the six months ended June 30, 2014 and 2013 was $0.09 and $0.14, respectively.

Stock-based compensation expense was approximately $100,000 and $247,000 for the three and six months ended June 30, 2014, respectively, compared to approximately $128,000 and $427,000 for the three and six months ended June 30, 2013.

As of June 30, 2014, there was approximately $445,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.07 years.

Note 13. Factoring Agreement

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $1,174,000 and $1,051,000 as of June 30, 2014 and December 31, 2013, respectively, reflects the related collateralized accounts. Amounts advanced under the Factoring Agreement were $553,000 and $0 as of June 30, 2014 and December 31, 2013, respectively. These balances are included in other current liabilities.

Note 14. Segment and Geographic Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Direct selling	$28,655	$18,898	$52,786	$37,326
Commercial coffee	4,063	1,995	6,335	4,394
Total revenues	$32,718	$20,893	$59,121	$41,720
Gross profit
Direct selling	$18,932	$12,516	$34,775	$24,642
Commercial coffee	10	182	3	473
Total gross margin	$18,942	$12,698	$34,778	$25,115
Net income (loss)
Direct selling	$1,191	$936	$2,072	$2,061
Commercial coffee	(647)	(274)	(1,101)	(406)
Total net income	$544	$662	$971	$1,655
Capital expenditures
Direct selling	$222	$33	$336	$2,850
Commercial coffee	4,066	437	4,278	673
Total capital expenditures	$4,288	$470	$4,614	$3,523

	As of
	June 30, 2014	December 31, 2013
Total assets
Direct selling	$29,647	$24,887
Commercial coffee	16,854	9,966
Total assets	$46,501	$34,853

Revenues are primarily derived from customers within the United States. International revenues represent 60 different countries. Revenues based on geographic location are summarized in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
United States	$30,809	$19,285	$55,630	$38,540
International	1,909	1,608	3,491	3,180
Total revenues	$32,718	$20,893	$59,121	$41,720

Note 15.  Subsequent Events

On July 31, 2014, the Company entered into a Note Purchase Agreement with three accredited investors pursuant to which the Company raised gross proceeds of $4,350,000 and sold units consisting of five (5) year senior secured convertible notes in the aggregate principal amount of $4,350,000 convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at $0.35 per share, subject to adjustment as provided therein (the “Note(s)”); and Series A Warrants exercisable to purchase 17,021,739 shares of Common Stock (the “Warrant(s)”). The sale was part of a private placement offering in which the Company offered for sale as units a maximum of $5,000,000 principal amount of Notes initially convertible into 14,285,715 shares of Common Stock and 19,565,217 Warrants.

The Notes bear interest at a rate of eight percent (8%) per annum and mature on July 30, 2019.  The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The Company paid a placement fee of approximately $437,000, including expenses and issued one five-year warrant exercisable in an aggregate amount of 1,242,857 shares of Common Stock at an exercise price of $0.35 per share and one five-year warrant exercisable in the aggregate amount of 1,702,174 shares of Common Stock at an exercise price of $0.23 per share.

The Company intends to invest the net proceeds in its wholly owned subsidiary, CLR Roasters, LLC (“CLR”), to fund the purchase of K-Cup manufacturing capabilities, to execute its option to acquire a second coffee plantation in Matagalpa, Nicaragua, and fund capital improvements on its plantations and processing plant and for the purchase of green coffee to accelerate the growth of its newly formed green coffee division.

Subsequent to June 30, 2014, the Company entered into an amendment agreement related to one of its business acquisitions that was consummated in a prior year, which reduces the maximum amount that will be paid to the seller.  This resulted in a reduction in the estimated fair value of the related contingent acquisition debt, which is reflected in the estimated fair value of the contingent acquisition debt as of June 30, 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network.  Our direct sales are made through our network of independent distributors, which is a web-based global network of customers and distributors.  Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.  Our direct selling products comprise a number of brand names that are in most part owned by Youngevity® Essential Life Sciences.  There are a smaller number of brands that are marketed under license agreements. We also engage in the commercial sale of one of our products, our coffee.  We own a traditional coffee roasting business CLR Roaster (“CLR”) that produces coffee under its own Cafe La Rica brand, as well as under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators.

In May 2014, our coffee roasting business CLR acquired a coffee plantation and processing facility located in Matagalpa, Nicaragua – an ideal coffee growing region that is historically known for high quality coffee production. In addition, the Company plans to execute its option to acquire a second plantation under contract that would double the size of its land holdings in Nicaragua.

Each plantation is roughly 450-acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The two plantations are located on adjacent plots of land and when coupled with the Company’s recently acquired dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup (see Note 4, to the financial statements).

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and six months ended June 30, 2014 and 2013.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenues

For the three months ended June 30, 2014, our revenue increased 56.6% to $32,718,000 as compared to $20,893,000 for the three months ended June 30, 2013.  The increase in revenue is attributed primarily to the increase in our product offerings and the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $3,786,000 in additional revenues derived from the acquisitions of Beyond Organic, Inc., acquired on May 1, 2014, Heritage Makers, Inc., acquired on August 14, 2013, Good Herbs, Inc., acquired on April 28, 2014, GoFoods Global, LLC, acquired on October 1, 2013 and Biometics International Inc., acquired on November 19, 2013. The increase in revenues in commercial coffee is primarily due to the addition of green coffee business. The following table summarizes our revenue in thousands by segment:

	For the three months ended June 30,		Percentage change
Segment Revenues	2014	2013
Direct selling	$28,655	$18,898	51.6%
Commercial coffee	4,063	1,995	103.7%
Total	$32,718	$20,893	56.6%

Gross Profit

For the three months ended June 30, 2014, cost of sales increased approximately 68.1% to $13,776,000 as compared to $8,195,000 for the three months ended June 30, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of sales in the commercial coffee segment increased approximately 123.6%, primarily due to the addition of green coffee business, which is sold at wholesale, and set up costs associated with the Nicaragua operations.

For the three months ended June 30, 2014, gross profit increased approximately 49.2% to $18,942,000 as compared to $12,698,000 for the three months ended June 30, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended June 30,
Segment Gross Profit	2014	2013
Direct selling	66.1%	66.2%
Commercial coffee	0.2%	9.1%
Consolidated	57.9%	60.8%

Gross profit as a percentage of revenues in the direct selling segment remained approximately the same for the second quarter of 2014, compared with the same period last year. The decrease in gross margin in the commercial coffee segment was primarily due to expenses incurred in connection with a facility expansion, repairs and maintenance, and to a lesser extent, a small increase in raw materials fulfillment costs. The decrease in gross margin in the commercial coffee segment was also due to Nicaragua operations set up costs discussed above and the lower margin business from green coffee sales.

Operating Expenses

For the three months ended June 30, 2014, our operating expenses increased approximately 52.4% to $17,700,000 as compared to $11,617,000 for the three months ended June 30, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended June 30, 2014, distributor compensation increased 53.4% to $12,753,000 from $8,313,000 for the three months ended June 30, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 44.5% as compared to 44.0% for the three months ended June 30, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the three months ended June 30, 2014, the sales and marketing expense increased 34.5% to $1,905,000 from $1,416,000 for the three months ended June 30, 2013 primarily due to the increase in revenues and additional selling costs related to the Heritage Makers acquisition, the Company’s annual national convention, start-up costs related to MK collaborative line of business that the Company launched in the first quarter of the current year and costs related to the international expansion efforts that the Company expects to start generating revenues towards the end of the current year. For the three months ended June 30, 2014, the general and administrative expense increased 61.1% to $3,042,000 from $1,888,000 for the three months ended June 30, 2013 primarily due to costs related to Heritage Makers, MK collaborative, Nicaragua set up costs, international expansion and increased legal, business insurance, investor relations and wages related to our rapid expansion plans.

Other Income (Expense)

For the three months ended June 30, 2014, other income (expense), net increased 67.7% to $503,000 as compared to $300,000 for the three months ended June 30, 2013. The increase was primarily due to interest expense related to contingent acquisition debt, increase in factoring costs and the long-term mortgage related to the acquisition of 2400 Boswell, LLC that occurred at the end of the first fiscal quarter of 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of June 30, 2014 we have recognized income tax expense of $195,000, which is our estimated federal and state income tax liability for the three months ended June 30, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 26.4% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

Net Income

For the three months ended June 30, 2014, net income decreased to $544,000 as compared to a net income of $662,000. The decrease of $118,000 was attributable to the decrease in income before income taxes of $42,000 and an increase in income tax provision of $76,000.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenues

For the six months ended June 30, 2014, our revenue increased 41.7% to $59,121,000 as compared to $41,720,000 for the six months ended June 30, 2013.  The increase in revenue is attributed primarily to the increase in our product offerings and the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $6,133,000 in additional revenues derived from the acquisitions of Good Herbs, Inc., acquired April 28, 2014, Beyond Organic, Inc., acquired on May 1, 2014, Heritage Makers, Inc., acquired on August 14, 2013, GoFoods Global, LLC, acquired on October 1, 2013 and Biometics International Inc., acquired on November 19, 2013. The increase in revenues in commercial coffee is primarily due to the addition of green coffee business. The following table summarizes our revenue in thousands by segment:

	For the six months ended June 30,		Percentage change
Segment Revenues	2014	2013
Direct selling	$52,786	$37,326	41.4%
Commercial coffee	6,335	4,394	44.2%
Total	$59,121	$41,720	41.7%

Gross Profit

For the six months ended June 30, 2014, cost of sales increased approximately 46.6% to $24,343,000 as compared to $16,605,000 for the six months ended June 30, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of sales in the commercial coffee segment increased approximately 61%, primarily due to the addition of the green coffee business which is sold at wholesale and set up costs associated with the Nicaragua operations.

For the six months ended June 30, 2014, gross profit increased approximately 38.5% to $34,778,000 as compared to $25,115,000 for the six months ended June 30, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the six months ended June 30,
Segment Gross Profit	2014	2013
Direct selling	65.9%	66.0%
Commercial coffee	0.0%	10.8%
Consolidated	58.8%	60.2%

Gross profit as a percentage of revenues in the direct selling segment remained approximately the same for the first six months of 2014, compared with the same period in the prior  year. The decrease in gross margin in the commercial coffee segment was primarily due to Nicaragua operations set up costs discussed above and the lower margin business from green coffee sales.

Operating Expenses

For the six months ended June 30, 2014, our operating expenses increased approximately 44.2% to $32,578,000 as compared to $22,587,000 for the six months ended June 30, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the six months ended June 30, 2014, distributor compensation increased 47.7% to $23,702,000 from $16,044,000 for the six months ended June 30, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 44.9% as compared to 43.0% for the six months ended June 30, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the six months ended June 30, 2014, the sales and marketing expense increased 48.8% to $3,267,000 from $2,196,000 for the six months ended June 30, 2013 primarily due to the increase in revenues and additional selling costs related to the Heritage Makers acquisition, Beyond Organic acquisition, the Company’s annual national convention, and start-up costs related to MK collaborative line of business that the Company launched in the first quarter of the current year and costs related to the international expansion efforts that the Company expects to start generating revenues towards the end of the current year. For the six months ended June 30, 2014, general and administrative expense increased 29.0% to $5,609,000 from $4,347,000 for the six months ended June 30, 2013 primarily due to costs related to Heritage Makers, MK collaborative, Nicaragua set up costs, international expansion and increased legal, business insurance, investor relations and wages related to the rapid expansion.

Other Income (Expense)

For the six months ended June 30, 2014, other income (expense), net increased 58.8% to $883,000 as compared to $556,000 for the six months ended June 30, 2013. The increase was primarily due to interest expense related to contingent acquisition debt, increase in factoring costs and the long-term mortgage related to the acquisition of 2400 Boswell, LLC that occurred at the end of the first fiscal quarter of 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of June 30, 2014 we have recognized income tax expense of $346,000, which is our estimated federal and state income tax liability for the six months ended June 30, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 26.3% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

Net Income

For the six months ended June 30, 2014, net income decreased to $971,000 as compared to a net income of $1,655,000. The decrease of $684,000 was attributable to the decrease in income before income taxes of $655,000 and an increase in income tax provision of $29,000.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense or "Adjusted EBITDA", was $3,714,000 for the six months ended June 30, 2014  compared to $3,909,000 in the same period for the prior year.

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

A reconciliation of the Company's adjusted EBITDA to net income for the six months ended June 30, 2014 and 2013 is included in the table below.

	Six months ended
	June 30,
	2014	2013
Net Income	$971,000	$1,655,000
Add
Interest	885,000	555,000
Taxes	346,000	317,000
Depreciation	306,000	197,000
Amortization	959,000	758,000
EBITDA	3,467,000	3,482,000
Add
Stock based compensation	247,000	427,000
Adjusted EBITDA	$3,714,000	$3,909,000

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2014 we had cash and cash equivalents of approximately $4,144,000 and negative working capital of approximately $2,344,000 as compared to cash and cash equivalents of $4,320,000 and a working capital of approximately $1,048,000 as of December 31, 2013. The decrease in cash was primarily related to the Siles Plantation Family Group acquisition, offset by an increase in cash from operations.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2014 was $3,500,000, as compared to net cash provided by operating activities of $2,195,000 for the six months ended June 30, 2013. Net cash provided by operating activities consisted of net income of $971,000, adjusted for depreciation and amortization of $1,265,000, stock based compensation expense of $247,000, other adjustments of $26,000 and changes in working capital of $991,000.

Net cash used in investing activities for the six months ended June 30, 2014 was $3,348,000, as compared to net cash used in investing activities of $956,000 for the six months ended June 30, 2013.  Net cash used in investing activities of $1,248,000 consisted primarily of purchases of equipment to increase production capacity in the commercial coffee segment and expenditures related to leasehold improvements at the corporate facility, $2,100,000 in cash paid for the acquisition of the Siles Family Plantation Group. (See Note 4, to the Financial Statements).

Net cash used in financing activities was $273,000 for the six months ended June 30, 2014 as compared to net cashed used in financing activities of $601,000 in the same period in 2013 and was primarily attributed to payments to reduce notes payable and contingent acquisition debt including the addition of contingent debt related to Beyond Organic and Good Herbs’ acquisitions during the Company’s second quarter. (See Note 4, to the Financial Statements). This was offset by proceeds of $351,000 received from the exercise of warrants and proceeds of $553,000 from the factoring company.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, on July 31, 2014 the Company entered into a Note Purchase Agreement with accredited investors (see Note 15 to the financial statements). The net proceeds of approximately $3.9 million are to be used to fund the purchase of K-Cup manufacturing capabilities, to execute its option to acquire a second coffee plantation and to fund capital improvements on its Nicaragua coffee plantations and processing plant.

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

Off-balance Sheet Arrangements

None.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

       The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

       Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 27, 2014, and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

The failure to comply with the terms of our recently issued $4,350,000 of secured convertible notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets of CLR Roasters.

We have issued $4,350,000 of convertible notes to investors in our recent private placement offering that are secured by the assets of CLR Roasters used in its coffee operations in Nicaragua, other than its inventory and accounts receivable. Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The notes mature on July 30, 2019 and require us, among other things, to maintain the security interest given by CLR Roasters for the notes, make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR Roasters assets would likely have a serious disruptive effect on our coffee operations.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

• The possibility that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

• the lack of well-established or reliable legal systems in certain areas;

• the presence of high inflation in the economies of international markets;

• the possibility that a foreign government authority might impose legal, tax or other financial burdens on us or our coffee operations, or sales force, due, for example, to the structure of our operations in various markets;

• the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and

• the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

Currency exchange rate fluctuations could reduce our overall profits.

In 2013, we recognized approximately 7% of net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

Taxation and transfer pricing affect our operations and we could be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our business.

As a multinational corporation, in several countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase.

A change in applicable tax laws or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results. In the event any audit or assessments are concluded adversely to us, these matters could have a material impact on our financial condition.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our direct marketing competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases activity during the three months ended June 30, 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended June 30, 2014	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	142,523	$0.19	142,523	13,641,195
May 1, 2014 to May 31, 2014	71,500	$0.23	71,500	13,569,695
June 1, 2014 to June 30, 2014	258,840	$0.24	258,840	13,310,855
Total	472,863	$0.22	472,863

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

The following exhibits are filed as part of this Report

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

Date: August 13, 2014

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2014