Form 10-Q/A
period 2014-06-30
Youngevity International, Inc.
filed 2014-08-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of Youngevity International, Inc. (the “Company”) for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on August 13, 2014 (the “Original Filing”). The sole purpose of this Amendment is to correct the description of the document filed as reflected on the SEC’s EDGAR system.  This Amendment does not amend or otherwise update any other information in the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

EXHIBIT INDEX

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed in the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2014