Form 10-Q
period 2014-09-30
Youngevity International, Inc.
filed 2014-11-13
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, the issuer had 389,974,837 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,375	$4,320
Accounts receivable, due from factoring company	1,144	1,051
Accounts receivable, trade	36	76
Inventory	11,302	5,973
Prepaid expenses and other current assets	3,455	1,209
Total current assets	21,312	12,629

Property and equipment, net	9,646	4,669
Intangible assets, net	14,380	11,532
Goodwill	6,323	6,023
	$51,661	$34,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,277	$2,764
Accrued distributor compensation	3,857	2,711
Accrued expenses	1,379	1,238
Deferred revenues	5,180	3,308
Other current liabilities	390	148
Capital lease payable, current portion	47	95
Notes payable, current portion	228	245
Warrant derivative liability	3,970	-
Contingent acquisition debt, current portion	2,715	1,072
Total current liabilities	24,043	11,581

Capital lease payable, net of current portion	5	27
Deferred tax liability	723	723
Notes payable, net of current portion	4,892	5,015
Convertible notes payable, net of debt discount	158	-
Contingent acquisition debt, net of current portion	7,831	6,008
Total liabilities	37,652	23,354

Commitments and contingencies

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 211,135 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 389,872,923 and 388,686,445 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	390	389
Additional paid-in capital	167,224	165,759
Accumulated deficit	(153,125)	(154,281)
Accumulated other comprehensive loss	(277)	(165)
Total Youngevity International, Inc. stockholders' equity	14,212	11,702
Noncontrolling interest	(203)	(203)
Total equity	14,009	11,499
	$51,661	$34,853
See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$37,619	$21,212	$96,740	$62,932
Cost of revenues	16,641	8,325	40,984	24,930
Gross profit	20,978	12,887	55,756	38,002
Operating expenses
Distributor compensation	14,470	8,540	38,172	24,584
Sales and marketing	2,167	1,071	5,434	3,267
General and administrative	3,103	2,341	8,712	6,688
Total operating expenses	19,740	11,952	52,318	34,539
Operating income	1,238	935	3,438	3,463
Other income (expense)	3	-	5	(1)
Interest expense, net	(713)	(300)	(1,598)	(855)
Change in fair value of warrant derivative liability	(273)	-	(273)	-
Total other expense	(983)	(300)	(1,866)	(856)
Income before income taxes	255	635	1,572	2,607
Income tax provision	70	119	416	436
Net income	185	516	1,156	2,171
Net loss attributable to noncontrolling interest	-	-	-	(81)
Net income attributable to Youngevity	185	516	1,156	2,252
Preferred stock dividends	(4)	(4)	(12)	(12)
Net income available to common stockholders	$181	$512	$1,144	$2,240

Net income per share, basic	$0.00	$0.00	$0.00	$0.01
Net income per share, diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding, basic	390,219,932	389,082,677	389,235,633	389,227,156
Weighted average shares outstanding, diluted	392,139,155	393,541,049	389,839,584	393,172,875

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$185	$516	$1,156	$2,171
Foreign currency translation	(3)	(14)	(52)	(35)
Total other comprehensive loss	(3)	(14)	(52)	(35)
Comprehensive income	$182	$502	$1,104	$2,136

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$1,156	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,948	1,467
Stock based compensation expense	387	651
Amortization of deferred financing costs	16	-
Change in fair value of warrant derivative liability	273	-
Amortization of debt discount	190	37
Change in fair value of contingent acquisition debt	(429)	45
Gain on disposal of assets	(1)	-
Interest income accrued on note receivable, related party	-	(3)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(53)	(89)
Inventory	(5,329)	(1,261)
Prepaid expenses and other current assets	(1,772)	(172)
Accounts payable	3,513	569
Accrued distributor compensation	1,146	(201)
Deferred revenues	1,872	427
Accrued expenses and other liabilities	49	(244)
Net Cash Provided by Operating Activities	2,966	3,397

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,100)	(22)
Purchases of property and equipment	(2,120)	(1,074)
Net Cash Used in Investing Activities	(4,220)	(1,096)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable, net	4,260	-
Proceeds from the exercise of stock options and warrants, net	352	2
Proceeds from factoring company, net	2	67
Payments of notes payable, net	(172)	(282)
Proceeds for note receivable, related party, net	-	62
Payments of contingent acquisition debt	(1,637)	(508)
Payments of capital leases	(70)	(94)
Repurchase of common stock	(314)	(144)
Net Cash Provided by (Used) in Financing Activities	2,421	(897)
Foreign Currency Effect on Cash	(112)	(35)
Net increase in cash and cash equivalents	1,055	1,369
Cash and Cash Equivalents, Beginning of Period	4,320	3,025
Cash and Cash Equivalents, End of Period	$5,375	$4,394

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,640	$855
Income taxes	$594	$473

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisitions of net assets in exchange for contingent acquisition debt	$5,532	$-

During 2014, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at approximately $1,053,000 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $3,697,000, were recognized as a derivative liability.

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

The statements presented as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2013. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications have been made to conform to the current year presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

Nature of Business

    Youngevity International, Inc., founded in 1996, operates through the following domestic wholly owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR Roasters”), our commercial coffee business which includes our recently acquired Siles Plantation Family Group in Nicaragua, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC (collectively referred to as “FDI”), MK Collaborative LLC, Youngevity Global, LLC and the wholly owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd. Effective July 23, 2013, the Company changed its name from AL International, Inc. to Youngevity International, Inc.

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses.  During the nine months ended September 30, 2014, we derived approximately 87% of our revenue from our direct sales segment and approximately 13% of our revenue from our commercial coffee sales segment.

The Company consolidates all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption of this standard may have on its financial statements.

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Finished goods	$7,753	$4,642
Raw materials	4,051	1,667
	11,804	6,309
Reserve for excess and obsolete	(502)	(336)
Inventory, net	$11,302	$5,973

    Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

Note 4.  Acquisitions and Business Combinations

The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. When a business combination includes the exchange of the Company’s Common Stock, the value of the Common Stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third party estimates and assumptions that utilize established valuation techniques appropriate for the Company’s industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations of the financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates and probabilities that contingencies will be met.

During the nine months ended September 30, 2014, the Company entered into three acquisitions, which are detailed below.  All of the acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, diversify its product mix or expand the coffee business.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Good Herbs, Inc.

On April 28, 2014, the Company acquired certain assets and assumed certain liabilities of Good Herbs, Inc., (“Good Herbs”) a traditional natural herbal supplements company, whose primary sales channel has been targeted toward certified natural health professionals. As a result of this business combination, the Company’s distributors and customers have access to Good Herbs’ unique line of products and Good Herbs’ distributors and clients gained access to products offered by the Company. The purchase price consisted of a maximum purchase price of $1,900,000, of which approximately $120,000 was related to assumed liabilities. The Company has agreed to pay Good Herbs a monthly payment equal to five (5%) of all gross sales revenue generated by the Good Herbs’ distributor organization, regardless of products being sold within the Good Herbs’ distributor organization; provided, however, for the first six (6) months effective May 12, 2014 Good Herbs will receive a minimum guaranteed payment of $20,000 per month which will be applied to the maximum purchase price. In addition, the Company agreed to pay Good Herbs five percent (5%) of Good Herbs’ product sales generated outside the Good Herbs’ distributor organization. Payments will be made monthly until the earlier of the date that is ten (10) years from the closing or until such time the Company has paid aggregate cash payments equal to $1,900,000; however if the aggregate gross sales revenue generated by the Good Herbs’ distributor organization, regardless of the products being sold, received by the Company for the fifteen (15) months period following the Closing Date does not equal or exceed $1,900,000, then the maximum aggregate purchase price will be reduced by the difference between $1,900,000 and the fifteen month revenue; provided that in no event will the maximum aggregate purchase price be reduced below $1,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $800,000, as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Good Herbs (in thousands) is as follows:

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

The Company expects to finalize the valuation within one (1) year from the acquisition date.

Revenue from the Good Herbs’ distributors included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 was approximately $183,000 and $242,000, respectively.

The Company’s business combination related to Good Herbs did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and therefore pro forma disclosures have not been presented.

Beyond Organic, LLC

On May 1, 2014, the Company acquired certain assets and assumed certain liabilities of Beyond Organic, LLC, (“Beyond Organic”) a vertically integrated organic food and beverage company. The purchase price consisted of a maximum purchase price of $6,200,000, of which approximately $200,000 was related to assumed liabilities. The Company has agreed to pay Beyond Organic a monthly payment equal to ten (10%) of all gross sales revenue generated by the Beyond Organic distributor organization, regardless of products being sold within the Beyond Organic distributor organization; provided, however, for the first ten (10) months effective May 12, 2014 Beyond Organic will receive a minimum guaranteed payment of $92,500 per month which will be applied to the maximum purchase price. In addition, the Company agreed to pay Beyond Organic five percent (5%) of Beyond Organic product sales generated outside the Beyond Organic distributor organization. Payments will be made monthly until the earlier of the date that is seven (7) years from the closing or until such time the Company has paid aggregate cash payments equal to $6,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $3,100,000, as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

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

The Company expects to finalize the valuation within one (1) year from the acquisition date.

Revenue from the Beyond Organic distributors included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 was approximately $1,202,000 and $1,957,000, respectively.

The Company’s business combination related to Beyond Organic did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and therefore pro forma disclosures have not been presented.

Siles Plantation Family Group SA (Sociedad Anonima), Nicaragua coffee plantations and dry-processing plant.

On May 13, 2014, the Company, through its wholly owned subsidiary CLR Roasters, LLC (“CLR”), completed the acquisition of the Siles Plantation Family Group SA (“Siles Plantation”), a Nicaraguan entity.  The results of Siles Plantation are included in the condensed consolidated financial statements of the Company from the date of acquisition. The transaction is being accounted for as a business combination.

The Siles Plantation is operated and managed by a Nicaraguan plantation group Hernandez, Hernandez Export Co., LTD (“H&H”). As an inducement to harvest the plantations and operate the dry-processing plant profitably, CLR and H&H entered into an Operating and Profit Sharing Agreement (“Agreement”).  In accordance with the Agreement, H&H shares equally (50%) in all profits and losses generated by the Siles Plantation, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met.

Concurrent with the acquisition of the Siles Plantation, the Siles Plantation acquired the assets of a dry-processing plant “La Pita”, a coffee plantation “El Paraiso” and has an option to purchase a second coffee plantation “El Paraisito” as follows:

1)
“La Pita”, a dry-processing plant sitting on approximately 18 acres of land is located in Matagalpa, Nicaragua.  The property includes buildings, structures, machinery and equipment, and furnishings and fixtures. The total purchase price was $1,904,840, of which CLR paid $1,050,000 and H&H paid $854,840. The preliminary purchase price allocation for La Pita (in thousands) is as follows:

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

3)
Additionally, the Siles Plantation has the option to purchase “El Paraisito”, an approximate 450 acre plantation located adjacent to El Paraiso.  The Company is currently in the process of completing final settlement of the purchase agreement. CLR and H&H has a deposit towards this purchase of $284,000, of which CLR paid $200,000 and H&H paid $84,000 towards the deposit and is recorded in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

In connection with the acquisitions of the Siles Plantation, La Pita, and El Paraiso, the Company recognized a contingent liability of approximately $1,600,000, which is payable after certain working capital conditions are met and after CLR’s cash contributions for the acquisitions are fully paid.  This liability is included in the contingent acquisition debt balance as of September 30, 2014.

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. Changes to the preliminary purchase price allocation are expected to occur, and may be significant, upon completion of the acquisition valuation. The Company expects to finalize the valuation within one (1) year from the acquisition date.

   Siles Family Plantation is a newly formed entity and does not have current or historical financial statements, therefore pro forma disclosures have not been presented.

Go Foods Global, LLC

During the quarter ended September 30, 2014, the Company entered into an amendment agreement related to the Go Foods Global, LLC business acquisition that was consummated in a prior year. The amendment agreement provides for the cancellation of certain obligations provided under the original asset purchase agreement, releasing the Company from certain royalty and commission payments. The Company retains all the rights pursuant to the original agreement. This resulted in the elimination of the related contingent acquisition debt of approximately $342,000, as of September 30, 2014.

Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC (collectively referred to as “FDI”)

During the nine months ended September 30, 2014, the Company entered into an amendment agreement related to its FDI business acquisition that was consummated in a prior year, which reduces the maximum amount that will be paid to the seller. This resulted in a reduction in the estimated fair value of the related contingent acquisition debt.

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

Intangible assets consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Distributor organizations	$10,345	$4,909	$5,436	$8,425	$4,169	$4,256
Trademarks and trade names	4,341	252	4,089	3,841	113	3,728
Customer relationships	6,000	1,733	4,267	4,133	1,248	2,885
Internally developed software	720	132	588	720	57	663
Intangible assets, net	$21,406	$7,026	$14,380	$17,119	$5,587	$11,532

Amortization expense related to intangible assets was approximately $480,000 and $396,000 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was approximately $1,439,000 and $1,154,000 for the nine months ended September 30, 2014 and 2013, respectively.

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the nine months ending September 30, 2014 the Company recorded an increase in goodwill in the amount of $300,000 related to the acquisition of Beyond Organic. The goodwill balance as of September 30, 2014 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and nine months ended September 30, 2014 and 2013.

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

Note 7. Convertible Notes Payable

Note Purchase Agreement

Between July 31, 2014 and September 10, 2014, the Company, entered into Note Purchase Agreements (the "Note" or "Notes") by way of completing a private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share, subject to adjustment as provided therein.

The convertible Notes bear interest at a rate of eight percent (8%) per annum to be paid quarterly in arrears starting September 30, 2014, with all principal and unpaid interest due at maturity on July 30, 2019.  The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The Notes are secured by pledged assets of CLR Roasters and rank senior to all debt of CLR Roasters other than certain senior debt that has been previously defined in the agreement as senior to the convertible Notes debt. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 30 million shares of the Common Stock that he owns so long as his personal guaranty is in effect.

With respect to the aggregate offering, the Company used one placement agent in the transactions and paid $490,000, in expenses, including a placement agent fee of $477,000 and miscellaneous other fees. We also issued the placement agent two five-year warrants exercisable in an aggregate amount of 1,357,143 shares of common stock at an exercise price of $0.35 per share and two five-year warrants exercisable in the aggregate amount of 1,858,694 shares of common stock at an exercise price of $0.23 per share. The placement agent fees have been capitalized as deferred financing costs and will be amortized to interest expense over the term of the Notes. There is approximately $474,000 in deferred financing costs as of September 30, 2014 that are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

We analyzed the nature of the warrants that were issued in the transaction and determined that because the exercise price of the warrants is protected against down-round financing throughout the term of the warrant agreement, the warrants require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The estimated fair value of the warrants issued in connection with the Notes totaled $3,697,000, and has been recorded as a derivative liability with a corresponding debt discount that will be amortized over the term of the Note to interest expense.

Additionally, upon issuance of the Notes, the Company recorded the discount for the beneficial conversion feature of $1,053,000. The beneficial conversion feature was recorded to equity and the debt discount associated with the beneficial conversion feature will be amortized to interest expense over the life of the Notes. The Company recorded approximately $158,000 of interest expense for the amortization of the debt discounts during the three and nine months ended September 30, 2014.

The following table summarizes information relative to the convertible note outstanding:

	September 30, 2014	December 31, 2013
Convertible notes	$4,750,000	$-
Less: detachable warrants discount	(3,697,000)	-
Less: conversion feature discount	(1,053,000)	-
Amortization of debt discounts	158,000	-
Convertible notes, net of discounts	$158,000	$-

The balance of the unamortized debt discounts as of September 30, 2014 is approximately $4,592,000.

Registration Rights Agreement

The Company entered into a registration rights agreement (“Registration Rights Agreement”) with the investors in the 2014 Private Placement. Under the terms of the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the common stock underlying the units and the common stock that is issuable on exercise of the warrants within 90 days from the final closing date of the 2014 Private Placement (the “Filing Deadline”).

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (the “SEC”), or until Rule 144 of the 1933 Act is available to investors in the 2014 Private Placement with respect to all of their shares, whichever is earlier. If the Company does not meet the Filing Deadline or Effectiveness Deadline, as defined in the Registration Rights Agreement, the Company will be liable for monetary penalties equal to one-half of one percent (1.0%) of each investor’s investment at the end of every 30 day period following such Filing Deadline or Effectiveness Deadline failure until such failure is cured.

The payment amount shall be prorated for partial 30 day periods. The maximum aggregate amount of payments to be made by the Company as the result of such shall be an amount equal to six (6%) of each investor’s investment amount. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the investor’s registrable securities may be sold by such investor under Rule 144 or pursuant to another exemption from registration.

The Company filed a registration statement on October 3, 2014 and an amended statement on October 17, 2014 and it was declared effective by the SEC on November 4, 2014.

Note 8. Derivative Liability

We accounted for the warrants issued in conjunction with our 2014 Private Placement in accordance with the accounting guidance for derivatives ASC Topic 815. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants related to Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 9) at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and in aggregate value as of the respective dates as follows:

Closing Dates:	Issued Warrants	Estimated Fair Value Per Share as of September 30, 2014	Estimated Total Fair Value in Aggregate $ as of September 30, 2014	Estimated Total Fair Value in Aggregate $ as of issuance dates

July 31, 2014 Warrants	19,966,768	$0.18	$3,633,000	$3,374,000
August 14, 2014 Warrants	1,721,273	0.18	316,000	300,000
September 10, 2014 Warrants	114,752	0.18	21,000	23,000
	21,802,793		$3,970,000	$3,697,000

The change in the fair value of the derivative liability between the issuance dates and September 30, 2014, includes an increase to the derivate liability of $273,000, which was recognized through earnings in the condensed consolidated income statement. We will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The estimated fair values of the warrants were computed at issuance and as of September 30, 2014 by a third party valuation company using a Monte Carlo option pricing model based on the following assumptions:

Volatility		90.0%
Risk-free interest rates		1.58 -1.79%
Dividend yield		0.0%
Expected term	5.0	Yrs

In addition, as of the valuation dates, management assessed the probabilities of future assumptions in the Monte Carlo valuation models.

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

In connection with the 2014 Private Placement, we issued warrants to purchase shares of our common stock which are accounted for as derivative liabilities (see Note 8.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed by a third party valuation company using a Monte Carlo option pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities.

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,715	$-	$-	$2,715
Contingent acquisition debt, less current portion	7,831	-	-	7,831
Warrant derivative liability	3,970	-	-	3,970
Total liabilities	$14,515	$-	$-	$14,515

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,072	$-	$-	$1,072
Contingent acquisition debt, less current portion	6,008	-	-	6,008
Warrant derivative liability	-	-	-	-
Total liabilities	$7,080	$-	$-	$7,080

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the nine months ended September 30, 2014 and 2013, the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $429,000 and an increase of approximately $45,000, respectively.

Note 10.  Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of September 30, 2014, the balance in deferred revenues attributable to Heritage Makers was approximately $5,180,000.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of September 30, 2014, the balance in deferred costs was approximately $1,679,000 and was included in prepaid expenses and current assets.

Note 11.  Earnings Per Share

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

Note 12.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

The Company had 389,872,923 common shares outstanding as of September 30, 2014. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of September 30, 2014, warrants to purchase 35,556,005 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding, exercisable and expire at various dates through August 2019.

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the nine months ended September 30, 2014, the Company repurchased a total of 1,321,272 shares at a weighted-average cost of $0.23.  A total of 2,337,675 shares have been repurchased to date at a weighted-average cost of $0.23. The remaining number of shares authorized for repurchase under the plan as of September 30, 2014 is 12,662,325.

The Company had 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of September 30, 2014 and December 31, 2013. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Note 13.  Stock Option Plan

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, "Options"). At September 30, 2014, the Company had 15,788,000 shares of Common Stock available for issuance under the Plan.

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

A summary of the Plan Options for the nine months ended September 30, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2013	17,572,500	$0.22	$478
Granted	6,620,500	0.23
Canceled	(10,000)	0.18
Exercised	(7,750)	0.24	-
Outstanding September 30, 2014	24,175,250	0.22	795
Exercisable September 30, 2014	14,663,750	$0.22	$439

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2014 and 2013 was $0.16 and $0.14, respectively.

Stock-based compensation expense was approximately $141,000 and $388,000 for the three and nine months ended September 30, 2014, respectively, compared to approximately $224,000 and $651,000 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, there was approximately $1,234,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.92 years.

Note 14.   Factoring Agreement

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $1,144,000 and $1,051,000 as of September 30, 2014 and December 31, 2013, respectively, reflects the related collateralized accounts. Amounts advanced under the Factoring Agreement were approximately $2,000 and $0 as of September 30, 2014 and December 31, 2013, respectively. These balances are included in other current liabilities.

Note 15.  Segment and Geographic Information

The Company offers a wide variety of products including nutritional and health, sports and energy drinks, gourmet coffee, skincare and cosmetics, lifestyle, pharmaceutical discount card and pet related items. In addition, the Company offers health and wellness services. The Company’s business is classified by management into two reportable segments: direct selling and commercial coffee.

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

Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Direct selling	$31,275	$19,223	$84,063	$56,549
Commercial coffee	6,344	1,989	12,677	6,383
Total revenues	$37,619	$21,212	$96,740	$62,932
Gross profit
Direct selling	$20,899	$12,850	$55,674	$37,492
Commercial coffee	79	37	82	510
Total gross margin	$20,978	$12,887	$55,756	$38,002
Net income (loss)
Direct selling	$668	$918	$2,740	$2,979
Commercial coffee	(483)	(402)	(1,584)	(808)
Total net income	$185	$516	$1,156	$2,171
Capital expenditures
Direct selling	$344	$16	$680	$2,866
Commercial coffee	528	102	4,806	775
Total capital expenditures	$872	$118	$5,486	$3,641

	As of
	September 30, 2014	December 31, 2013
Total assets
Direct selling	$32,692	$24,887
Commercial coffee	18,969	9,966
Total assets	$51,661	$34,853

Revenues are primarily derived from customers within the United States. International revenues represent 60 different countries. Revenues based on geographic location are summarized in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
United States	$35,296	$19,752	$90,927	$58,292
International	2,323	1,460	5,813	4,640
Total revenues	$37,619	$21,212	$96,740	$62,932

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

Note 16.  Subsequent Events

Acquisition of Restart Your Life, LLC

On October 1, 2014, the Company acquired certain assets and assumed certain liabilities of Restart Your Life, LLC, a dietary supplement company and provider of immune system support products and therapeutic skin lotions. As a result of this business combination, the Company’s distributors and customers will have access to Restart Your Life’s unique line of products and Restart Your Life’s distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company shall be $1,492,000, subject to adjustments. The Company will make monthly payments based on a percentage of Restart Your Life’s distributor revenue and royalty revenue until the earlier of the date that is 10 years from the closing date or such time as the Company has paid to Restart Your Life’s aggregate cash payments of Restart Your Life’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report.

Line of Credit

Subsequent to September 30, 2014, the Company entered into a revolving line of credit agreement (“Line of Credit”), with Wells Fargo Bank, National Association (“Bank”), the Company’s principal banking partner. The Line of Credit provides the Company with a $2.5 million revolving credit line. The outstanding principal balance of the Line of Credit shall bear interest at a fluctuating rate per annum determined by the Bank to be two and three-quarter percent (2.75%) above Daily One Month LIBOR as in effect from time to time. The Company intends to utilize the revolver to finance working capital. As of November 13, 2014, there were no amounts currently drawn against this facility.

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

Each plantation is roughly 450-acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The two plantations are located on adjacent plots of land and when coupled with the Company’s recently acquired dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup (see Note 4, to the Financial Statements.)

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and nine months ended September 30, 2014 and 2013.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues

For the three months ended September 30, 2014, our revenue increased 77.3% to $37,619,000 as compared to $21,212,000 for the three months ended September 30, 2013.  The increase in revenue is attributed primarily to the increase in our product offerings and the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $4,043,000 in additional revenues derived from the acquisitions of Beyond Organic, Inc., acquired on May 1, 2014, Heritage Makers, Inc., acquired on August 14, 2013, Good Herbs, Inc., acquired on April 28, 2014, Go Foods Global, LLC, acquired on October 1, 2013 and Biometics International Inc., acquired on November 19, 2013. The increase in revenues in commercial coffee is primarily due to the addition of green coffee business. The following table summarizes our revenue in thousands by segment:

	For the three months ended September 30,		Percentage change
Segment Revenues	2014	2013
Direct selling	$31,275	$19,223	62.7%
Commercial coffee	6,344	1,989	219.0%
Total	$37,619	$21,212	77.3%

Cost of Revenue and Gross Profit

For the three months ended September 30, 2014, cost of revenue increased approximately 99.9% to $16,641,000 as compared to $8,325,000 for the three months ended September 30, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 221%, primarily due to the addition of green coffee business, which is sold at wholesale, and set up costs associated with the Nicaragua operations.

For the three months ended September 30, 2014, gross profit increased approximately 62.8% to $20,978,000 as compared to $12,887,000 for the three months ended September 30, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the three months ended September 30,
Segment Gross Profit	2014	2013
Direct selling	66.8%	66.8%
Commercial coffee	1.2%	1.9%
Consolidated	55.8%	60.8%

Gross profit as a percentage of revenues in the direct selling segment remained approximately the same for the third quarter of 2014, compared with the same period last year. The decrease in gross margin in the commercial coffee segment was primarily due to expenses incurred in connection with a facility expansion, repairs and maintenance, and to a lesser extent, a small increase in raw materials fulfillment costs. The decrease in gross margin in the commercial coffee segment was also due to Nicaragua operations set up costs discussed above and the lower margin business from green coffee sales.

Operating Expenses

For the three months ended September 30, 2014, our operating expenses increased approximately 65.2% to $19,740,000 as compared to $11,952,000 for the three months ended September 30, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended September 30, 2014, distributor compensation increased 69.4% to $14,470,000 from $8,540,000 for the three months ended September 30, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 46.3% as compared to 44.4% for the three months ended September 30, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the three months ended September 30, 2014, the sales and marketing expense increased 102.3% to $2,167,000 from $1,071,000 for the three months ended September 30, 2013 primarily due to the increase in revenues and additional selling costs related to the Heritage Makers acquisition, the Company’s first annual Youngevity summit held in September, start-up costs related to MK collaborative line of business that the Company launched in the first quarter of the current year and costs related to the international expansion efforts that the Company expects to start generating revenues towards the end of the current year. For the three months ended September 30, 2014, the general and administrative expense increased 32.6% to $3,103,000 from $2,341,000 for the three months ended September 30, 2013 primarily due to costs related to Heritage Makers, MK collaborative, Nicaragua set up costs, international expansion and increased legal, business insurance, investor relations and wages related to our rapid expansion plans.

Total Other Expense

For the three months ended September 30, 2014, total other expense, net increased 227.7% to $983,000 as compared to $300,000 for the three months ended September 30, 2013. The increase was primarily due to interest expense related to contingent acquisition debt, amortization of the debt discount and notes payable interest associated with our 2014 Private Placement transaction.

Change in Fair Value of Warrant Derivative Liability

Increases or decreases in fair value of the warrants for the three months ended September 30, 2014, and 2013 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. As of September 30, 2014, the liability for warrants increased from its original valuation by $273,000 (see Note 8, to the Financial Statements.) The Company did not have derivative liabilities during the same period in 2013.

Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from quarter to quarter.

The warrant liability and revaluations have not had a cash impact on the Company’s working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2014 we have recognized income tax expense of $70,000, which is our estimated federal and state income tax liability for the three months ended September 30, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 26.7% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

Net Income

For the three months ended September 30, 2014, net income decreased to $185,000 as compared to a net income of $516,000. The decrease of $331,000 was attributable to the decrease in income before income taxes of $380,000 and offset by a decrease in income tax provision of $49,000.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues

For the nine months ended September 30, 2014, our revenue increased 53.7% to $96,740,000 as compared to $62,932,000 for the nine months ended September 30, 2013.  The increase in revenue is attributed primarily to the increase in our product offerings and the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $9,707,000 in additional revenues derived from the acquisitions of Good Herbs, Inc., acquired April 28, 2014, Beyond Organic, Inc., acquired on May 1, 2014, Heritage Makers, Inc., acquired on August 14, 2013, Go Foods Global, LLC, acquired on October 1, 2013 and Biometics International Inc., acquired on November 19, 2013. The increase in revenues in commercial coffee is primarily due to the addition of green coffee business. The following table summarizes our revenue in thousands by segment:

	For the nine months ended September 30,		Percentage change
Segment Revenues	2014	2013
Direct selling	$84,063	$56,549	48.7%
Commercial coffee	12,677	6,383	98.6%
Total	$96,740	$62,932	53.7%

Cost of Revenue and Gross Profit

For the nine months ended September 30, 2014, cost of revenue increased approximately 64.4% to $40,984,000 as compared to $24,930,000 for the nine months ended September 30, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 115%, primarily due to the addition of the green coffee business which is sold at wholesale and set up costs associated with the Nicaragua operations.

For the nine months ended September 30, 2014, gross profit increased approximately 46.7% to $55,756,000 as compared to $38,002,000 for the nine months ended September 30, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the nine months ended September 30,
Segment Gross Profit	2014	2013
Direct selling	66.2%	66.3%
Commercial coffee	0.6%	8.0%
Consolidated	57.6%	60.4%

Gross profit as a percentage of revenues in the direct selling segment remained approximately the same for the first nine months of 2014, compared with the same period in the prior year. The decrease in gross margin in the commercial coffee segment was primarily due to Nicaragua operations set up costs discussed above and the lower margin business from green coffee sales.

Operating Expenses

For the nine months ended September 30, 2014, our operating expenses increased approximately 51.5% to $52,318,000 as compared to $34,539,000 for the nine months ended September 30, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the nine months ended September 30, 2014, distributor compensation increased 55.3% to $38,172,000 from $24,584,000 for the nine months ended September 30, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 45.4% as compared to 43.5% for the nine months ended September 30, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the nine months ended September 30, 2014, the sales and marketing expense increased 66.3% to $5,434,000 from $3,267,000 for the nine months ended September 30, 2013 primarily due to the increase in revenues and additional selling costs related to the Heritage Makers acquisition, Beyond Organic acquisition, the Company’s annual national convention, first annual Youngevity summit held in September, and start-up costs related to MK collaborative line of business that the Company launched in the first quarter of the current year and costs related to the international expansion efforts that the Company expects to start generating revenues towards the end of the current year. For the nine months ended September 30, 2014, general and administrative expense increased 30.3% to $8,712,000 from $6,688,000 for the nine months ended September 30, 2013 primarily due to costs related to Heritage Makers, MK collaborative, Nicaragua set up costs, international expansion and increased legal, business insurance, investor relations and wages related to the rapid expansion.

Total Other Expense

For the nine months ended September 30, 2014, total other expense, net increased 118.0% to $1,866,000 as compared to $856,000 for the nine months ended September 30, 2013. The increase was primarily due to interest expense related to contingent acquisition debt, amortization of the debt discount and notes payable interest associated with our 2014 Private Placement transaction.  Other changes includes an increase in factoring costs and the interest expense on the long-term mortgage related to the acquisition of 2400 Boswell, LLC that occurred at the end of the first fiscal quarter of 2013.

Change in Fair Value of Warrant Derivative Liability

Increases or decreases in fair value of the warrants for the nine months ended September 30, 2014, and 2013 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. As of September 30, 2014, the liability for warrants increased from its original valuation by $273,000 (see Note 8, to the Financial Statements.) The Company did not have derivative liabilities during the same period in 2013.

Various factors are considered in the pricing models we use to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from quarter to quarter.

The warrant liability and revaluations have not had a cash impact on the Company’s working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2014 we have recognized income tax expense of $416,000, which is our estimated federal and state income tax liability for the nine months ended September 30, 2014. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. We continue to evaluate the realizability of the deferred tax asset, based upon achieved and estimated future results. If it is determined that it is more likely than not that the deferred tax asset will be realized, we will reverse all or a portion of the allowance as deemed appropriate. The difference between the effective rate of 26.7% and the Federal statutory rate of 35.0% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), and certain permanent differences between our taxable and book income.

Net Income

For the nine months ended September 30, 2014, net income decreased to $1,156,000 as compared to a net income of $2,171,000. The decrease of $1,015,000 was attributable to the decrease in income before income taxes of $1,035,000 offset by a decrease in income tax provision of $20,000.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA", was $5,778,000 for the nine months ended September 30, 2014 compared to $5,580,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense, change in the fair value of the warrant derivative and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing the Company’s operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of the Company's adjusted EBITDA to net income for the nine months ended September 30, 2014 and 2013 is included in the table below.

	Nine months ended
	September 30,
	2014	2013
Net Income	$1,156,000	$2,171,000
Add
Interest	1,598,000	855,000
Taxes	416,000	436,000
Depreciation	509,000	313,000
Amortization	1,439,000	1,154,000
EBITDA	5,118,000	4,929,000
Add
Stock based compensation	387,000	651,000
Change in the fair value of warrant derivative	273,000	-
Adjusted EBITDA	$5,778,000	$5,580,000

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2014 we had cash and cash equivalents of approximately $5,375,000 and negative working capital of approximately $2,731,000 as compared to cash and cash equivalents of $4,320,000 and working capital of approximately $1,048,000 as of December 31, 2013.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2014 was $2,966,000, as compared to net cash provided by operating activities of $3,397,000 for the nine months ended September 30, 2013. Net cash provided by operating activities consisted of net income of $1,156,000, adjusted for depreciation and amortization of $1,948,000, stock based compensation expense of $387,000. Other changes include amortization of deferred financing costs of $16,000, and the change in the fair value of warrant liabilities of $273,000 as related to our 2014 Private Placement transaction. Amortization of debt discounts include $32,000 related to notes payable and $158,000 related to our 2014 Private Placement transaction convertible notes payable. Other adjustments to reconcile net income to net cash provided by operating activities are $430,000 and changes in working capital of $574,000.

Net cash used in investing activities for the nine months ended September 30, 2014 was $4,220,000, as compared to net cash used in investing activities of $1,096,000 for the nine months ended September 30, 2013.  Net cash used in investing activities of $2,120,000 consisted primarily of purchases of equipment to increase production capacity in the commercial coffee segment and expenditures related to leasehold improvements at the corporate facility, and $2,100,000 in cash paid for the acquisition of the Siles Family Plantation Group (see Note 4, to the Financial Statements.)

Net cash provided by financing activities was $2,421,000 for the nine months ended September 30, 2014 as compared to net cash used in financing activities of $897,000 in the same period in 2013. The increase in cash provided by financing activities was primarily due to the proceeds received from the Company’s 2014 Private Placement offering. Between July 31, 2014 and September 10, 2014, the Company, entered into Note Purchase  Agreements (the "Note" or "Notes") with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five year senior secured convertible notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock, at an exercise price of $0.23 per share, subject to adjustment as provided therein. The Company used one placement agent in the transactions and paid approximately $490,000 in expenses, including a placement fee of $477,000 and issued two five-year warrants exercisable in an aggregate amount of 1,357,143 shares of common stock at an exercise price of $0.35 per share and two five-year warrants exercisable in the aggregate amount of 1,858,694 shares of common stock at an exercise price of $0.23 per share.

The net proceeds related to the 2014 Private Placement of $4,260,000 are offset primarily due to payments to reduce notes payable and contingent acquisition debt including the addition of contingent debt related to Beyond Organic and Good Herbs acquisitions during the Company’s second quarter (see Note 4, to the Financial Statements.) This was offset by proceeds of $352,000 received from the exercise of warrants and proceeds of $2,000 from the factoring company.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, on July 31, 2014 the Company entered into a Note Purchase Agreement with accredited investors (see Note 7, to the Financial Statements.) The net proceeds of approximately $4.3 million are currently being used to fund the purchase of K-Cup manufacturing capabilities, and will be used to execute its option to acquire a second coffee plantation and to fund capital improvements on its Nicaragua coffee plantations and processing plant.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption of this standard may have on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

    There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The failure to comply with the terms of our recently issued $4,750,000 of secured convertible notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets of CLR.

We have issued $4,750,000 of convertible notes to investors in our recent private placement offering that are secured by the assets of CLR used in its coffee operations in Nicaragua, other than its inventory and accounts receivable. Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The notes mature on July 30, 2019 and require us, among other things, to maintain the security interest given by CLR for the notes, make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets would likely have a serious disruptive effect on our coffee operations.

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

In 2013, we recognized approximately 7% of net sales in markets outside of the United States. During the third quarter ended September 30, 2014, we recognized approximately 6% of net sales in markets outside of the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases activity during the three months ended September 30, 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended September 30, 2014	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	116,655	$0.23	116,655	13,194,200
August 1, 2014 to August 31, 2014	312,375	$0.23	312,375	12,881,825
September 1, 2014 to September 30, 2014	219,500	$0.25	219,500	12,662,325
Total	648,530	$0.24	648,530

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

Date: November 13, 2014

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2014