Form 10-K
period 2014-12-31
Youngevity International, Inc.
filed 2015-03-30
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the Common Stock held by non-affiliates of the registrant, based upon the closing stock price reported on the OTCQX Market on June 30, 2014 was $21,924,133. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the registrant’s outstanding Common Stock have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of shares of registrant's Common Stock outstanding on March 20, 2015 was 393,958,840.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2014

In this report, unless the context otherwise requires, the terms “YGYI,” “Company,” “we,” “us,” and “our” refer to Youngevity International, Inc., a Delaware corporation and its subsidiaries.

Special Note Regarding Forward Looking Statements

This report contains “forward-looking” statements.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report.  Additional risks that may affect our performance are discussed below under “Risk Factors.”

YOUNGEVITY INTERNATIONAL, INC.
Annual Report (Form 10-K)
For Year Ended December 31, 2014

PART I

Item 1. Business

Youngevity International, Inc., founded in 1996, operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC; (collectively referred to as “FDI”), MK Collaborative LLC, Youngevity Global, LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd. In addition the Company formed five international business subsidiaries in 2014: Siles Plantation Family Group S.A. located in Nicaragua (subsidiary of CLR), Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, and Youngevity Colombia S.A.S.

Effective July 23, 2013, we changed our name from AL International, Inc. to Youngevity International, Inc.

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2014, we derived approximately 87% of our revenue from our direct sales and approximately 13% of our revenue from our commercial coffee sales.

Direct Selling Segment - In the direct selling segment we sell health and wellness, beauty product and skin care, scrap booking and story booking items and packaged food products on a global basis and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors.  Our multiple independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our Youngevity® Essential Life Sciences independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 2,300 products to support a healthy lifestyle including:

●	Nutritional products	●	Gourmet coffee
●	Sports and energy drinks	●	Skincare and cosmetics
●	Health and wellness-related services	●	Weight loss
●	Lifestyle products (spa, bath, garden, and pet related products)	●	Pharmacy discount cards
●	Digital products including Scrap books and Memory books	●	Packaged foods
●	Apparel and fashion accessories

Since 2010, we have expanded our operations through a series of acquisitions of other direct selling companies and their product lines, we have substantially expanded our distributor base by merging the companies that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings. On March 4, 2015, we acquired certain assets and assumed certain liabilities of JD Premium, LLC, a dietary supplement company and provider of vitamins, minerals and supplements. On February 23, 2015, we acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. On October 1, 2014, we acquired certain assets and assumed certain liabilities of Restart Your Life, LLC, a dietary supplement company and provider of immune system support products and therapeutic skin lotions. In May 2014, we acquired certain assets and certain liabilities of Beyond Organics, LLC, a vertically integrated organic food and beverage company marketing its organic products through a network of independent sales distributors. In April 2014, we acquired certain assets and certain liabilities of Good Herbs, Inc., a traditional herbal company with pure, unaltered, chemical-free natural herbal supplements marking its organic products through a network of independent sales distributors.  In November of 2013, we acquired certain assets and certain liabilities of Biometics International, Inc., a developer and distributor of a line of liquid supplements marketed through a network of independent sales distributors. In October 2013, we acquired certain assets and liabilities of GoFoods Global, LLC, a developer and distributor of a complete line of packaged foods including breads and desserts, soups and entrees. In August 2013, we acquired certain assets and certain liabilities of Heritage Markers, LLC, a developer and distributor of a line of digital products including scrap books, memory books and greeting cards marketed through a network of independent sales distributors and the product line is sold through an e-commerce platform. In July 2012, we acquired certain assets of Livinity, Inc., a developer and distributor of nutritional products through a network of distributors. In April 2012, we acquired certain assets of GLIE, LLC, a developer and distributor of nutritional supplements, including vitamins and mineral supplements.  In October 2011, we acquired all of the equity of Financial Destination, Inc. (“FDI”), a seller of financial and health and wellness-related services and FDI became our wholly-owned subsidiary. In August 2011, we acquired the distributor base and product line of Adaptogenix International, a Salt Lake City based direct seller of botanical derived products, including a health line, wellness beverages and energy drinks.  In July 2011, we acquired the distributors and product line of R-Garden, Inc., (“R-Garden”) a Washington State based designer of nutritional supplements, including vitamin, mineral and unique plant enzyme supplements.  In June 2011, we acquired the distributor base and product line of Bellamora, a Tampa, Florida- based marketer of skin care products. In September 2010, we acquired the distributor base and product line of Preferred Price Plus, Inc., a direct seller of health supplement products. In June 2010, we acquired the distributor base and product line of MLM Holdings, Inc., a direct seller of health brand supplements and facial products. See Note 2, to the financial statements.

Coffee Segment - We engage in the commercial sale of one of our products, our coffee through our subsidiary CLR and its subsidiary.  We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our distributor network.  Our coffee manufacturing division, CLR, was established in 2003 and is a wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers.

In March 2014, we expanded our coffee segment and started our new green coffee business with CLR’s acquisition of Siles Plantation Family Group, which is now a wholly-owned subsidiary of CLR.  Siles Plantation Family Group acquired in May 2014: (i) La Pita,” a dry-processing facility on approximately 26 acres of land in Matagalpa, Nicaragua; (ii) “El Paraiso,” a coffee plantation located in Matagalpa, Nicaragua consisting of approximately 450 acres of land and thousands of coffee plants; and (iii) we have paid a deposit to purchase “El Paraisito,” an approximate 450 acre plantation located adjacent to El Paraiso. Each plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The 50,000 square foot drying facility is SQF Level 2 certified, which is a stringent food safety auditing process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

The two plantations are located on adjacent plots of land and when coupled with our recently acquired dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup. The dry-processing plant allows CLR to produce and sell green coffee to major coffee suppliers in the United States and around the world. CLR has engaged a husband and wife team to operate the Siles Plantation Family Group by way of an operating agreement. The agreement provides for the sharing of profits and losses generated by the Siles Plantation Family Group after certain conditions are met. CLR has made substantial improvements to the land and facilities in 2014 and plans to continue improvements through 2015. The 2015 harvest season started in November 2014 and will continue through May of 2015.

Recent Developments

Below is a summary of our significant recent developments that occurred during fiscal 2014 and subsequent to fiscal 2014:

On March 4, 2015, we acquired certain assets and assumed certain liabilities of JD Premium, LLC, a dietary supplement company and provider of vitamins, minerals and supplements.

On February 23, 2015, we acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets.

In January 2015, we raised aggregate gross proceeds of $5,250,000 when we entered into note purchase agreements with three accredited investors pursuant to which we sold 52.5 units, each unit consisting of a one (1) year secured note in the aggregate principal amount of $100,000 and 30,000 shares of our common stock.  We used the net offering proceeds for CLR to fund the purchase of Nicaragua green coffee to be sold under the terms of a letter of intent for sourcing and supply.

In November 2014, we officially launched our expansion into Russia with the opening of Youngevity Russia and its distribution and sales support center in Moscow.

In September 2014, we announced the completion of our facility improvement program at the company-owned 59,000 square foot corporate headquarters in Chula Vista, California. The improvements included reconfiguration of the distribution center layout, doubling pallet storage locations and shipping lanes, doubling our customer service capacity, and building a new state of the art research lab to facilitate product development. In addition, we have continued to enhance our business offices including the customer service center.

In August 2014, we announced that our wholly-owned subsidiary, CLR, had signed a five (5) year agreement totaling up to a potential $10.4 million dollars in revenue with JBM Sales & Marketing (“JBM”), a leading specialty food sales and marketing company. JBM Sales and Marketing represents the ten NASFT (National Association of Specialty Food Trade) lines of Gourmet Foods. The multi-year agreement grants CLR the exclusive right to roast, grind, and package coffee for the following six private label brands: Robert Rothschild, Sarabeth, Brew La La, Emilies, Savory Coast, and Organic Bean for regular coffees, decaffeinated coffees, organic coffees, and a variety of flavored coffees all in fully printed 12oz. retail bags. Upon the expiration of the five-year term, the agreement provides for automatic renewals for successive terms of five years.

Between July 31, 2014 and September 10, 2014, we entered into Note Purchase Agreements with seven accredited investors pursuant to which we raised aggregate gross proceeds of $4,750,000 and sold units consisting of (i) five year senior secured convertible notes in the aggregate principal amount of $4,750,000 convertible into 13,571,429 shares of our common stock, par value $0.001 per share at $0.35 per share, subject to adjustment as provided therein and (ii) warrants exercisable to purchase an aggregate of 18,586,956 shares of common stock. To date we have used the proceeds to expand the CLR operations by the purchase of K-Cup manufacturing capabilities, fund capital improvements in the Nicaragua coffee plantations and dry- processing plant and purchase of green coffee to accelerate the growth of our newly formed green coffee business.  We also intend to use $200,000 of the proceeds to exercise our option to acquire a second coffee plantation that will, when acquired, double the coffee bean growing area in Matagalpa, Nicaragua.

In May 2014, our wholly-owned subsidiary, CLR announced procurement of several contracts for its high-grown washed arabica coffee totaling $3 million and in July it announced procurement of an additional $3.5 million of contracts.

In May 2014, we announced that our wholly-owned subsidiary, CLR, acquired a coffee plantation and a dry-processing facility in Matagalpa, Nicaragu and that we had further engaged a husband and wife team by way of an operating agreement and employment agreements to manage the operations of the coffee plantation and the dry-processing facility.

In January 2014, we launched the MK Collaborative business, a wholly-owned subsidiary of Youngevity International, Inc. This new venture uniquely positions Youngevity in the direct selling industry with the potential to market a product line fully developed by designer Marisa Kenson who designs fashion apparel and accessories.

Products

Direct Selling Segment - Youngevity®

We offer more than 2,300 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into eleven sub-product lines. (Nutritional Supplements, Sports and Energy Drinks, Health and Wellness, Weight Loss, Gourmet Coffee, Skincare and Cosmetics, Lifestyle Services, digital products including Scrap books and Memory books, Packaged Foods, Pharmacy Discount Cards, Clothing and Jewelry line).

Our flagship Nutritional Supplements include our Healthy Start Pak™, which includes Beyond Tangy Tangerine® (a multivitamin/mineral/amino acid supplement), EFA Plus™ (an essential fatty acid supplement), and Osteo-fx Plus™ (a bone and joint health supplement). This product category is continually evaluated, updated where and when necessary.  New products are introduced to take advantage of new opportunities that may become available based on scientific research and or marketing trends.  Beyond Tangy Tangerine® 2.0 was added to the line offering a second flavor option and a non GMO option our number one selling product.  Additionally, Imortalium, an anti-aging product, was introduced on December 31, 2013. The product was introduced with a short marketing video and its own microsite available at www.imortalium.com.

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

Financial Destination, Inc. (“FDI”) and its related entities FDI Management, Inc. and MoneyTrax, LLC were acquired by Youngevity International, Inc. in October 2011. FDI was a nationwide direct marketer of financial, and health and wellness-related products and services.  FDI’s distributors, in addition to selling FDI products, now sell our other products such as our Youngevity® and JavaFit® products, and existing distributors of Youngevity® and JavaFit® products also sell our FDI financial services.

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

The approximate percentages of total product sales represented by our top-selling products are:

	Years Ended December 31,
	2014	2013
Product
Beyond Tangy Tangerine® 2.0	17%	7%
Beyond Tangy Tangerine®	11%	17%
Ultimate EFA Plus 90 Soft Gels	7%	5%
Beyond Osteo FX Liquid	6%	7%
Osteo FX Plus™ Powder	6%	2%

Coffee Segment - CLR Roasters, LLC (“CLR”)

Our coffee line initially began in 2003 with the formation of Javalution.  Javalution, through its JavaFit Brand, develops products in the relatively new category of fortified coffee.  JavaFit fortified coffee is a blend of roasted ground coffee and various nutrients and supplements.  Our JavaFit line of coffee is only sold through our direct selling network. Our wholly-owned subsidiary, CLR produces coffee under its own brands, as well as under a variety of private labels through major national retailers, various office coffee and convenience store distributors, to wellness and retirement centers, to a number of cruise lines and cruise line distributors, and direct to the consumer through sales of the JavaFit Brand to our direct selling division.

In addition, CLR produces coffee under several company owned brands including: Café La Rica, Café Alma, Josie’s Java House, Javalution Urban Grind, Javalution Daily Grind, and Javalution Royal Roast.  These brands are sold to various internet and traditional brick and mortar retailers including Wal-Mart, Winn-Dixie, Jetro, American Grocers, Publix, Home Goods, Marshalls and TJ Maxx.

Our products offered by CLR include:

●	100% Colombian Premium Blend;	●	Italian Espresso;
●	House Blend;	●	Decaffeinated Coffee;
●	Dark Roast;	●	Half Caff Espresso;
●	Donut Shop;	●	Green Coffee;
●	Flavored Coffees;	●	Organic Coffees; and
●	Espresso;	●	Select Water Decaffeinated.

The Commercial Coffee segment’s revenues were 13% of total revenues for the year ended December 31, 2014.

Distribution

Direct Selling Segment - We presently sell products in 70 countries and territories, including all 50 states in the U.S., with operations in the U.S. and New Zealand.  For the year ended December 31, 2014, approximately 6% of our sales were derived from sales outside the U.S.  We primarily sell our products to the ultimate consumer through the direct selling channel. In 2014, approximately 270,000 unique distributors or customers made a purchase of twenty dollars ($20.00) or more. Each distributor is required to pay a one-time enrollment fee of up to ten dollars ($10.00) for a welcome kit that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below. No single distributor accounts for more than 2% of our net sales.

A distributor contacts customers directly, selling primarily through our online or printed brochures, which highlight new products and special promotions for each of our sales campaigns.  In this sense, the distributor, together with the brochure, is the “store” through which our products are sold. A brochure introducing new sales campaigns is frequently produced and our websites and social networking activity take place on a continuous basis.  Generally, distributors and customers forward orders using the internet, mail, telephone, or fax and payments are processed via credit card at the time an order is placed.  Orders are processed and the products are assembled at our distribution center in Chula Vista, California and delivered to distributors and customers through a variety of local and national delivery companies.

We employ certain web enabled systems to increase distributor support, which allow distributors to run their business more efficiently and also allow us to improve our order-processing accuracy.  In many countries, distributors can utilize the internet to manage their business electronically, including order submission, order tracking, payment and two-way communications. In addition, distributors can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training is also available in certain markets, as well as up-to-the-minute news, about us.

In the U.S. and selected other markets, we also market our products through the following consumer websites:

●	www.youngevity.com
●	www.ygyi.com
●	www.90forlife.com
●	www.clrroasters.com
●	www.cafelarica.com
●	www.heritagemakers.com
●	www.mkcollab.com

The recruiting of new distributors and the training are the primary responsibilities of key independent distributors supported by our marketing staff. The independent distributors are independent contractors compensated exclusively based on total sales of products achieved by their down-line distributors and customers. Although the independent distributors are not paid a fee for recruiting additional distributors, they have the incentive to recruit additional distributors to increase their opportunities for increasing their total sales and related sales commissions. Acquisitions of other direct selling businesses and personal contacts, including recommendations from current distributors, and local market advertising constitute the primary means of obtaining new distributors and customers. Distributors also have the opportunity to earn bonuses based on the net sales of products made by distributors they have recruited and trained in addition to discounts earned on their own sales of our products. This program can be unlimited based on the level achieved in accordance with the compensation plan that can change from time to time at the discretion of the Company. The primary responsibilities of sales leaders are the prospecting, appointing, training and development of their down-line distributors while maintaining a certain level of their own sales.

Coffee Segment – The coffee segment is operated by CLR.  The segment operates a coffee roasting plant and distribution facility located in Miami, Florida.  The 39,500 square foot plant contains two commercial grade roasters and four commercial grade grinders capable of roasting 10 million pounds of coffee annually.  The plant contains a variety of packaging equipment capable of producing two ounce fractional packs, vacuum sealed brick packaging for espresso, various bag packaging configurations ranging from eight ounces up to a five pound bag package, as well as Super Sack packaging that holds bulk coffee up to 1,100 pounds.

The versatility of the plant supports a diverse customer base.  The coffee segment is a large supplier to the hospitality market with a great focus on serving the cruise line industry.  A major revenue producing area is the private label market where the company produces coffee for various retailer owned private brands.  The segment supplies coffee and equipment to retirement communities, services the office coffee service segment, and markets through distributors to the convenient store market; CLR also markets its own brands of coffee to various retailers.  Company owned brands that are currently on retail shelves are Café La Rica, Josie’s Java House, and the Javalution stable of brands.

The coffee segment also includes our green coffee business. CLR sources green coffee from Nicaragua in Central America and sells procured coffee to other coffee distributors. In addition, with the recent acquisition of the Nicaragua plantation and dry-processing facility we are able to further expand our coffee segment with the ability to process green coffee not only for our own use but also expand this service to other coffee growers.

Seasonality and Back Orders

Our business in both the direct selling and coffee segment can experience weaker sales during the summer months; however, based on recent experience, seasonality has not been material to our operation results.  We have not experienced significant back orders.

Promotion and Marketing

Direct Selling Segment - Sales promotion and sales development activities are directed at assisting distributors through sales aids such as brochures, product samples and demonstration products. In order to support the efforts of distributors to reach new customers, specially designed sales aids, promotional pieces, customer flyers, radio and print advertising are used. In addition, we seek to motivate our distributors through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with our independent distributors are conducted by the Company’s marketing staff. The meetings are designed to keep distributors abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

Coffee Segment – Sales promotion and sales development primarily take place via CLR in-house team, however, we utilize commission only outside manufacturers’ representatives for a number of specialty accounts.  CLR works diligently to be sure that the Company is invited to participate in the request for proposal (“RFP”) process that comes up each year on major coffee contracts.  CLR Roasters in-house sales team consists of five people that devote the majority of their time to obtaining new business.  CLR has established a direct store distribution (“DSD”) route that it utilizes to market, promote and ship its Café La Rica and Josie’s Java House brands.  Various promotion strategies and advertisements in retail circulars are utilized to support the brands being marketed through DSD.

Suppliers

Direct Selling Segment - We purchase raw materials from numerous domestic and international suppliers. Other than the coffee products produced through CLR, all of our products are manufactured by independent suppliers. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers, namely: Global Health Labs, Inc., Pacific Nutritional, Inc. and Nutritional Engineering, Inc.

Sufficient raw materials were available during the year ended December 31, 2014 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed.

Coffee Segment - We currently source green coffee from Nicaragua in Central America.  When CLR obtains a large contract from its customers to supply coffee it contacts its green coffee suppliers and locks in a price for the identical time period and the identical quantity required by CLR to supply coffee to its customers.  This protects CLR and its customers from price fluctuations that take place in the commodities market.

We purchase our inventory from multiple third-party suppliers at competitive prices.  For the year ended December 31, 2014 we made purchases from two vendors that individually comprised more than 10% of total purchases and in aggregate approximated 76% of total purchases for the two segments. We will also be able to procure green coffee from its own plantation it acquired in Nicaragua in 2014. We do not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory.

Intellectual Property

We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own several trademarks that are registered with the U.S. Patent and Trademark Office and we also own trademarks in Canada, Australia, New Zealand, Singapore, Mexico, and Russia (currently on file). Registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered trademark in connection with a similar product in the same channels of trade by any third-party in the respective country of registration, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

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

According to the US Direct Selling Association, it is estimated that 2013 retail sales for the direct selling channel increased 3.3% to $32.7 billion from $31.6 billion in 2012. The direct selling channel in the US has seen growth accelerate since the recession low of 0.8% in 2009. Driving industry growth is the increase in the number of people involved in direct selling, which increased 5.7% to nearly16.8 million in 2013 from 15.9 million in 2012. In 2009, the number of people active in direct selling reached 16.1 million stemming from the recession reflecting people losing their jobs, thus seeking to earn money as a direct selling organization. The US Direct Selling Association observed that two product categories continue to gain market share, wellness and services, while home and family care, home durables, and personal care have experienced a gradual decline. Wellness products include weight-loss products and dietary supplements. In 2014, IBIS World industry reports estimates that Wellness products should account for 22.8% of total revenue or $11.2 billion, up from $10.8 billion in 2013. The key driver for this category is increasing concerns for health and appearance. Regardless of economic conditions, consumers continue to spend on wellness products in order to maintain health or proactively improve health. Another supporting factor is the aging population, who is increasingly utilizing direct-selling channels to purchase drugs and supplements for convenience.

Coffee Business Industry

IBIS World estimates 2.7% average annual growth in retail coffee sales to $31.7 billion in 2020 from $27.1 billion in 2014 due to positive trends in coffee consumption. In October 2014 IBIS World forecasts that as coffee producers continue to offer new ways for coffee drinkers to get their cup(s) of coffee such as single serve packets, revenue should increase in the US annually by 1.3% to $12 billion in 2020 from an estimated $11.1 billion in 2014.

Over the last decade, the U.S. retail coffee market has seen explosive growth.  As reported in a news release by the National Coffee Association’s (“NCA”) regarding 2014 Coffee Drinking Trends Market Research, coffee consumption jumped by 5% between 2013 and 2014 with 61% of Americans drinking coffee daily.  NCA’s 2014 Coffee Drinking Trends research revealed the following:

Past-day coffee consumption among Hispanic-Americans again outpaced that of other Americans, further affirming data identified last year when NCA began tracking ethnic consumption of traditional coffee roast. 74% of adult Hispanic-Americans said they drank coffee yesterday, 9 percentage points ahead of the total population. By comparison, 44% of African-Americans and 61% of Caucasian-Americans said they drank coffee yesterday.

In other NCDT data, the single-cup brewing format continues to grow steadily: 29% of the U.S. population drank a coffee made in a single-cup brewer yesterday. This is up from just 9% in 2013. By contrast, past-day consumption of a coffee made in a drip coffee maker has dropped to 53% down 5% from 2013. Ownership of single-cup brewers has grown to 15% up 3% from 2013. It is anticipated that people who don’t own a single-cup brewing system will purchase one within the next six months.

Gourmet Coffee:  Consumption of gourmet coffee beverages remained strong and steady, with 42% of the population partaking each day, age of consumers is 25-39 years old. At the same time, consumption of traditional coffee was 35% versus 39% in 2013.

Among Hispanic-Americans, past-day consumption of gourmet coffee beverages towered above that of other groups at 48% versus 32% for Caucasian-Americans and 23% among African-Americans. The differential carried through when gourmet coffee beverages were broken out into its components: for espresso-based beverages the corresponding breakout was 30% among Hispanic-Americans, 16% among Caucasian-Americans and 13% among African-Americans, while for gourmet varieties of traditional coffee, 22% among Hispanic-Americans, 19% among Caucasian-Americans and 12% among African-Americans.

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546), which was passed by Congress in December 2006, impose significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell.

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

We continue to upgrade systems and introduce new technologies to facilitate our continued growth and support of independent distributor activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a leading brand database server to manage sensitive transactional data, corporate accounting and sales information; (3) a centralized host computer supporting our customized order processing, fulfillment, and independent distributor management software; (4) a standardized telecommunication switch and system; (5) a hosted independent distributor website system designed specifically for network marketing and direct selling companies; and (6) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

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

Employees

As of March 13, 2015, we had 214 full-time employees.  We believe that our current personnel are capable of meeting our operating requirements in the near term.  We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts.

Emerging Growth Company

We are an emerging growth company under the Jumpstart Our Business Startups Act (the "JOBS Act"), which was enacted in April 2012. We shall continue to be deemed an emerging growth company until the earliest of:

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

Available Information

Our common stock is traded on the OTCQX Marketplace, operated by the OTC Markets Group, under the symbol “YGYI”.

On July 11, 2011, AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to Youngevity International, Inc.  In connection with this merger, CLR Roasters, LLC (“CLR Roasters”), which had been a wholly-owned subsidiary of Javalution prior to the merger, continued to be a wholly-owned subsidiary of the Company.  CLR Roasters operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers.

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

Item 1A. Risk Factors

 Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATING TO OUR BUSINESS

Because we have recently acquired several businesses and significantly increased our investment in our green coffee business, it is difficult to predict to what extent we will be able to maintain or improve our current level of revenues and profitability

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity® health products. In the last four years, we completed 13 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity health product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, we have recently acquired a dry-processing plant and a coffee plantation in Nicaragua and are in the process of expanding our product line with the purchase of K-Cup manufacturing capabilities.  It is too early to predict the results of our capital investment in the green coffee business.

Our business is difficult to evaluate because we have recently expanded our product offering and customer base.

We have recently expanded our operations, engaging in the sale of new products through new distributors. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current management and structure.  Although we are based in California, several of the businesses we acquired are based in other places such as Utah and Florida, making the integration of our newly acquired businesses difficult. In addition, our dry-processing plant and coffee plantation is located overseas in the country of Nicaragua.  Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with. Our management has limited direct experience in operating a business of our current size as well as one that is publicly traded.

Our ability to generate profit will be impacted by payments we are required to make under the terms of our acquisition agreements, the extent of which is uncertain.

Since many of our acquisition agreements are based on future consideration, we could be obligated to make payments that exceed expectations. Many of our acquisition agreements require us to make future payments to the sellers based upon a percentage of sales of products. The carrying value of the contingent acquisition debt, which requires re-measurement each reporting period, is based on our estimates of future sales and therefore is difficult to accurately predict. Profits could be adversely impacted in future periods if adjustment of the carrying value of the contingent acquisition debt is required.

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

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition, and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

The failure to comply with the terms of our recently issued $4,750,000 of secured convertible notes and our $5,250,000 of secured notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets of CLR.

We have issued $4,750,000 of convertible notes to investors in our recent private placement offering that are secured by the assets of CLR used in its coffee operations in Nicaragua, other than its inventory and accounts receivable. We have also issued an additional $5,250,000 in principal amount of notes secured by CLR’s pledge of  the Nicaragua green coffee beans acquired with the proceeds, the contract rights under a letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations),  Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The convertible notes mature on July 30, 2019 and require us, among other things, to maintain the security interest given by CLR for the notes, make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. The notes in the principal amount of $5,250,000 are due in January 2016.  If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets would likely have a serious disruptive effect on our coffee operations.

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

Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects. With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g. failure to possess adequate substantiation for product claims), it can initiate an enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, and divestiture of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these orders could result in substantial financial or other penalties. Any action against us by the FTC could materially and adversely affect our ability to successfully market our products.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2015 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

If we do not succeed in effectively differentiating ourselves from our competitors’ products, including by developing and maintaining our brands or our competitors adopt our strategies, then our competitive position may be weakened and our sales, and accordingly our profitability, may be materially adversely affected.

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

Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

●	the possibility that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;
●	the lack of well-established or reliable legal systems in certain areas;
●	the presence of high inflation in the economies of international markets;
●
the possibility that a foreign government authority might impose legal, tax or other financial burdens on us or our coffee operations, or sales force, due, for example, to the structure of our operations in various markets;

●	the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and
●	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

Currency exchange rate fluctuations could reduce our overall profits.

For the year ended December 31, 2014, approximately 6% of our sales were derived from sales outside the United States.  In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Network marketing systems, such as ours, are frequently subject to laws and regulations, both in the United States and internationally, that are directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than on investment in the sponsoring company. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants for recruiting additional participants irrespective of product sales, use high pressure recruiting methods and or do not involve legitimate products. Complying with these rules and regulations can be difficult and requires the devotion of significant resources on our part.  Regulatory authorities, in one or more of our present or future markets, could determine that our network marketing system does not comply with these laws and regulations or that it is prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, or results of operations. Further, we may simply be prohibited from distributing products through a network-marketing channel in some countries, or we may be forced to alter our compensation plan.

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

Our principal business segment is conducted worldwide in the direct selling channel. Sales are made to the ultimate consumer principally through approximately 270,000 independent distributors and customers worldwide. There is a high rate of turnover among distributors, which is a common characteristic of the direct selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service distributors on a continuing basis and continue to innovate the direct selling model. Consumer purchasing habits, including reducing purchases of products generally, or reducing purchases from distributors or buying products in channels other than in direct selling, such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

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

We can provide no assurances that the number of distributors will increase or remain constant or that their productivity will increase. Our distributors may terminate their services at any time, and, like most direct selling companies, we experience a high turnover among new distributors from year-to-year. We cannot accurately predict any fluctuation in the number and productivity of distributors because we primarily rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Our operating results in other markets could also be adversely affected if we and our existing distributors do not generate sufficient interest in our business to successfully retain existing distributors and attract new distributors.

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

Challenges by private parties to the direct selling system could harm our business.

Direct selling companies have historically been subject to legal challenges regarding their method of operation or other elements of their business by private parties, including their own representatives, in individual lawsuits and through class actions, including lawsuits claiming the operation of illegal pyramid schemes that reward recruiting over sales. We can provide no assurance that we would not be harmed if any such actions were brought against any of our current subsidiaries or any other direct selling company we may acquire in the future.

Risks Related to our Coffee Business

Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results.

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. Increases in the “C” coffee commodity price do increase the price of high-quality arabica coffee and also impact our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.

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

Some of our products contain caffeine and other active compounds, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of caffeine and other active compounds can lead to a variety of adverse health effects. In the United States, there is increasing consumer awareness of health risks, including obesity, due in part to increased publicity and attention from health organizations, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products, frequently including caffeine. An unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from certain health risks could significantly reduce the demand for our products.

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

Through his voting power, Mr. Stephan Wallach, our Chief Executive Officer and Chairman, has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders, including the election of all of our directors. Mr. Wallach owns and beneficially owns approximately 71.3% of our total equity securities (assuming exercise of the options to purchase common stock held by Mr. Wallach and Michelle Wallach, his wife and Chief Operating Officer and Director). As our Chief Executive Officer, Mr. Wallach has the ability to control our business affairs.

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

We could remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

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

Our certificate of incorporation authorizes the issuance of up to 100 million shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors.  We may issue shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock.  The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the registration rights agreement that we entered into with investors in our recent private placement offering, we are required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance as to when this registration statement will be declared effective or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

There is no public market for the warrants to purchase shares of our common stock that were issued to investors in our private placement offering.

There is no established public trading market for the warrants that were issued in our private placement offering and we do not expect a market to develop. In addition, we do not intend to apply to list the warrants on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the warrants will be limited.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for investors who received warrants in the private placement offering to exercise their warrants.

The warrants that were offered in our private placement offering do not confer any rights of share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire our common stock at a fixed price for a limited period of time. Investors in this offering may exercise their right to acquire the shares of common stock underlying their warrants at any time after the date of issuance by paying an exercise price of $0.23 per share, prior to their expiration on the date that is five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for investors to exercise their warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operation Properties

Our corporate headquarters are located at 2400 Boswell, Road, Chula Vista, California 91914. This is also the location of Youngevity’s operations and distribution center. The facility consists of a 59,000 square foot Class A single use building that is comprised 40% of office space and the balance is used for distribution. The building is owned by our subsidiary 2400 Boswell, LLC, a limited liability company that we acquired from the step parent of Mr. Wallach, our Chief Executive Officer. On March 15, 2013, we acquired 2400 Boswell, LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at a rate of 5.00% per anum.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years that has an initial interest rate of 5.75%. As of December 31, 2014 the balance on the long-term mortgage was $3,506,000 and the balance on the promissory note was $267,000.

Roasting, distribution and operations for our CLR Roasters division are handled in our Miami, Florida based facility, which consists of 39,500 square feet. Our lease for this space expires in May 2023.  The rent expense for the year ended December 31, 2014 was approximately $212,000.

Our marketing office is located in Windham, New Hampshire, which consists of 12,750 square feet of office space. FDI Realty is the owner and lessor of the building. The Company is the lessee and is currently one of three tenants. An officer of the Company is the single member of FDI Realty. The Company is a co-guarantor of FDI Realty’s mortgages on the leased building and has an agreement to purchase FDI Realty in connection with the acquisition of FDI. This lease expired July 31, 2014 with five 3-year options to renew, currently extended through 2015. The rent expense for the year ended December 31, 2014 was approximately $204,000.

Heritage Makers is located in a 9,300 square foot facility in Provo, Utah. The rent expense for the year ended December 31, 2014 was approximately $118,000.

We also have foreign operations and distribution facilities in New Zealand, Mexico and Russia collectively these facilities represent approximately 6,000 square feet of space. In addition, we have a coffee plantation and a green coffee dry-processing facility in Nicaragua, Central America which is approximately 476 acres.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 2013, our common stock has been traded on the QX tier of the OTC Market under the symbol "YGYI".  Previously, our common stock was quoted on the OTC Markets OTC Pink Market system under the symbol “JCOF”. On March 20, 2015, the closing price of our common stock on the OTCQX was $0.25. The range of high and low sales prices for each of the quarters of the fiscal years ended December 31, 2014 and 2013 is presented below:

	2014		2013
	High	Low	High	Low
First Quarter	$0.26	$0.14	$0.36	$0.15
Second Quarter	$0.29	$0.16	$0.35	$0.27
Third Quarter	$0.34	$0.21	$0.34	$0.23
Fourth Quarter	$0.28	$0.18	$0.26	$0.18

Holders

As of the close of business on March 20, 2015, there were 358 holders of record of the Company’s common stock.  The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

The Company did not pay any dividends in fiscal years ended 2014 or 2013.  The Company intends to retain future profits, if any, to expand its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

The Company did not sell any unregistered shares of its common stock during the year ended December 31, 2014 that was not previously reported.

Repurchases of Equity Securities

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, the Company repurchased a total of 1,445,547 shares at a weighted-average cost of $0.23 per share in 2014 and 941,403 shares at a weighted-average cost of $0.24 per share in 2013.

Share repurchases activity during the three months ended December 31, 2014 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period ending December 31, 2014	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	-	-	-	12,662,325
November 1 to November 30	94,375	0.24	94,375	12,567,950
December 1 to December 31	29,900	0.25	29,900	12,538,050
Total	124,275	0.24	124,275	12,538,050

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

Equity Compensation Plan Information

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	28,918,500	$0.21	11,042,250

Item 6. Selected Financial Data

The following table sets forth historical financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below and previous filings. We have derived the selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our audited financial statements and the related notes.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Statement of Operations Data:
Revenues	$134,043	$85,627	$75,004	$40,670	$25,058
Cost of revenues	57,718	34,326	31,179	15,962	10,292
Gross profit	76,325	51,301	43,825	24,708	14,766
Distributor compensation	52,646	32,985	30,526	16,986	10,819
Selling and marketing, general and administrative expense	20,310	13,964	13,580	7,446	4,692
Impairment of goodwill (1)	-	-	-	151,798	-
Operating income (loss)	3,369	4,352	(281)	(151,522)	(745)
Other income	3	-	917	-	-
Interest expense, net	(2,359)	(1,249)	(1,004)	(427)	(284)
Change in fair value of warrant derivative liability	(15)	-	-	-	-
Income (loss) before income taxes	998	3,103	(368)	(151,949)	(1,029)
Income tax (benefit) provision	(4,371)	452	196	246	37
Net income (loss)	$5,369	$2,651	$(564)	$(152,195)	$(1,066)

Other Financial Data
Depreciation and amortization	$2,686	$2,079	$1,905	$1,064	$617
Stock based compensation	534	848	629	-	-
Change in fair value of warrant derivative liability	15	-	-	-	-
Adjusted EBITDA (1)	6,592	7,279	3,170	1,340	(128)

Balance Sheet Data
Cash and cash equivalents	$2,997	$4,320	$3,025	$1,390	$599
Inventory	11,783	5,973	4,675	4,981	1,871
Total assets	55,732	34,853	24,907	24,367	6,781
Stockholders Equity	18,589	11,499	9,879	9,078	(2,370)

Weighted average shares outstanding, diluted	389,795,108	391,953,473	387,392,118	329,229,717	275,188,045

  (1) Impairment of Goodwill in 2011 was as a result of the reverse acquisition of Javalution. This was excluded from Adjusted EBITDA calculations. Adjusted EBITDA is a non-GAAP financial measure.  We calculate Adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense, change in the fair value of warrant derivative and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.  Management believes that Adjusted EBITDA, when viewed with our results under GAAP, provides useful information about our period-over-period growth. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

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

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2014, we derived approximately 87% of our revenue from our direct sales and approximately 13% of our revenue from our commercial coffee sales. In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network.  Our direct sales are made through our network of independent distributors, which is a web-based global network of customers and distributors.  Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.  Our direct selling products comprise a number of brand names that are in most part owned by Youngevity® Essential Life Sciences.  There are a smaller number of brands that are marketed under license agreements. We also engage in the commercial sale of one of our products, our coffee.  We own a traditional coffee roasting business CLR that produces coffee under its own Cafe La Rica brand, as well as under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators.

In May 2014, our coffee roasting business CLR acquired a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua – an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup (see Note 2, Siles Plantation Family Group, to the Financial Statements.)

We derive approximately 94% of our revenue and almost all of our costs from within the United States.

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

Revenue Recognition

We recognize revenue from product sales when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales revenue and a reserve for estimated returns are recorded when product is shipped. Revenue from product sales is recorded net of sales taxes.

Fair Value of Financial Instruments

Certain of our financial instruments including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and deferred revenue are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our notes payable and derivative liability are carried at estimated fair value (see Note 7, to the financial statements.)

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency.

We review the terms of convertible debt and equity instruments it issues to determine whether there are derivative instruments, including an embedded conversion option that is required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value (see Note 6, to the financial statements.)

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

Business Combinations

We account for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of our common stock, the value of the common stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third party estimates and assumptions that utilize established valuation techniques appropriate for our industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates, and probabilities that contingencies will be met.

Long-Lived Assets

Long-lived assets, including property and equipment and definite lived intangible assets are carried at cost less accumulated amortization. Costs incurred to renew or extend the life of a long lived asset are reviewed for capitalization. All finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

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

Stock Based Compensation

We account for stock based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Board ("ASC") Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant. We account for equity instruments issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Income Taxes

We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

Results of Operations

The comparative financials discussed below show the consolidated financial statements of Youngevity International, Inc. as of and for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenues

For the year ended December 31, 2014, our revenue increased 56.5% to $134,043,000 as compared to $85,627,000 for the year ended December 31, 2013.  During the year ended December 31, 2014, we derived approximately 87% of our revenue from our direct sales and approximately 13% of our revenue from our commercial coffee sales. The increase in direct selling revenue is attributed primarily to the increase in our product offerings and the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $14,465,000 in additional revenues derived from the acquisitions of Restart Your Life, LLC acquired on October 1, 2014,  Beyond Organic, Inc., acquired on May 1, 2014, Good Herbs, Inc., acquired on April 28, 2014, Biometics International Inc., acquired on November 19, 2013, GoFoods Global, LLC, acquired on October 1, 2013, and Heritage Makers, Inc., acquired on August 14, 2013. The increase in revenues in commercial coffee segment is primarily due to the addition of green coffee beans business. The following table summarizes our revenue in thousands by segment:

	For the years ended December 31,		Percentage change
Segment Revenues	2014	2013
Direct selling	$116,365	$76,843	51.4%
Commercial coffee	17,678	8,784	101.3%
Total	$134,043	$85,627	56.5%

Cost of Revenue and Gross Profit

For the year ended December 31, 2014, cost of revenue increased approximately 68.1% to $57,718,000 as compared to $34,326,000 for the year ended December 31, 2013. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 125.2%, primarily due to the addition of green coffee business, which is sold at wholesale, and set up costs associated with the Nicaragua operations.

For the year ended December 31, 2014, gross profit increased approximately 48.8% to $76,325,000 as compared to $51,301,000 for the year ended December 31, 2013. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the years ended December 31,
Segment Gross Profit	2014	2013
Direct selling	65.8%	65.7%
Commercial coffee	(1.2)%	9.2%
Consolidated	56.9%	59.9%

Gross profit as a percentage of revenues in the direct selling segment remained constant for the year ended December 31, 2014, compared with the same period last year. The decrease in gross margin in the commercial coffee segment was primarily due to margin compression from fixed price contracts and expenses incurred in connection with the production facility expansion, repairs and maintenance, and lower margins from the green coffee sales associated with fulfillment purchase commitments.

Operating Expenses

For the year ended December 31, 2014, our operating expenses increased approximately 55.4% to $72,956,000 as compared to $46,949,000 for the year ended December 31, 2013. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the year ended December 31, 2014, distributor compensation increased 59.6% to $52,646,000 from $32,985,000 for the year ended December 31, 2013. This increase was primarily attributable to the increase in revenues and distributors reaching higher rank levels. Distributor compensation as a percentage of direct selling revenues increased to 45.2% as compared to 42.9% for the year ended December 31, 2013, primarily due to added incentive programs and higher level achievements by distributors. For the year ended December 31, 2014, the sales and marketing expense increased 63.2% to $7,363,000 from $4,512,000 for the year ended December 31, 2013 primarily due to the increased promotional and selling costs including our first annual Youngevity summit held in September 2014, additional selling costs related to Heritage Makers, start-up costs related to MK Collaborative line of business that we launched in the first quarter of the current year and costs related to the international expansion efforts that we expect to start generating revenues in the first quarter of fiscal 2015. For the year ended December 31, 2014, the general and administrative expense increased 37.0% to $12,947,000 from $9,452,000 for the year ended December 31, 2013 primarily due to costs related to Heritage Makers, MK Collaborative, Nicaragua set up costs, international expansion and increased legal, business insurance, investor relations and wages related to our rapid expansion plans.

Total Other Expense

For the year ended December 31, 2014, total other expense, net increased 89.8% to $2,371,000 as compared to $1,249,000 for the year ended December 31, 2013. The increase was primarily due to interest expense related to contingent acquisition debt, notes payable interest and amortization of the debt discount associated with our 2014 Private Placement transaction.

Change in Fair Value of Warrant Derivative Liability. Increases or decreases in fair value of the warrants for the year ended December 31, 2014 are included as a component of other income (expense) in the accompanying consolidated statements of income for the respective period. As of December 31, 2014, the liability for warrants increased from its original valuation by $15,000 (see Note 6, to the Financial Statements.) We did not have derivative liabilities during the same period in 2013.

Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year.

The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of December 31, 2014 we evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and determined that it is more likely than not that the deferred tax asset will be realized. Therefore, we have reversed the valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance decreased approximately $4,213,000 for the year ended December 31, 2014. We have recognized income tax expense of $293,000, which is our estimated federal, state and foreign income tax liability for the year ended December 31, 2014, offset by income tax benefit of $4,664,000 as a result of the change in deferred taxes, for a net income tax benefit of $4,371,000 for the year ended December 31, 2014. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to the change in our valuation allowance account.

Net Income

For the year ended December 31, 2014, net income increased to $5,369,000 as compared to a net income of $2,651,000 for the year ended December 31, 2013. The increase of $2,718,000 was attributable to the a change in income taxes of $4,823,000 which was primarily as a result of the recognition of income tax benefit $4,664,000 discussed above offset by the decrease in income before this of $2,105,000.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," was $6,592,000 for the year ended December 31, 2014 compared to $7,279,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net income for the years ended December 31, 2014 and 2013 is included in the table below.

	Years ended
	December 31,
	2014	2013
Net Income	$5,369,000	$2,651,000
Add
Interest	2,359,000	1,249,000
Taxes	(4,371,000)	452,000
Depreciation	753,000	464,000
Amortization	1,933,000	1,615,000
EBITDA	6,043,000	6,431,000
Add
Stock based compensation	534,000	848,000
Change in the fair value of warrant derivative	15,000	-
Adjusted EBITDA	$6,592,000	$7,279,000

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2014 we had cash and cash equivalents of approximately $2,997,000 and negative working capital of approximately $2,763,000 as compared to cash and cash equivalents of $4,320,000 and working capital of approximately $1,048,000 as of December 31, 2013.

Cash Flows

Cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2014 was $1,902,000, as compared to net cash provided by operating activities of $4,071,000 for the year ended December 31, 2013. Net cash provided by operating activities consisted of net income of $5,369,000 reduced by $790,000 in net non-cash operating expenses, and $2,677,000 in operating assets and liabilities.

Net non-cash operating expenses included $2,686,000 in depreciation and amortization, $534,000 in stock based compensation expense, $654,000 in other non-cash expenses, offset by $4,664,000 in change in deferred income taxes.

Changes in operating assets and liabilities were primarily attributable to increases in accounts receivable of $665,000,  inventory of $5,810,000, prepaid expenses and other current assets of $2,095,000, accounts payable of $2,643,000, accrued distributor compensation of $1,466,000, deferred revenues of $1,767,000, accrued expenses and other liabilities of $325,000 and income tax receivable of $308,000.

Cash used by investing activities. Net cash used in investing activities for the year ended December 31, 2014 was $5,137,000, as compared to net cash used in investing activities of $1,145,000 for the year ended December 31, 2013. Net cash used in investing activities consisted of $2,100,000 in cash paid for the Siles Plantation acquisition (see Note 2, to the Financial Statements) and $3,037,000 in purchases of equipment to increase production capacity in the commercial coffee segment and expenditures related to leasehold improvements at the corporate facility.

Cash provided (used) by financing activities. Net cash provided by financing activities was $2,022,000 for the year ended December 31, 2014 as compared to net cash used in financing activities of $1,589,000 in the same period in 2013. The increase in cash provided by financing activities was primarily due to the net proceeds related to the 2014 Private Placement of $4,260,000, proceeds of $375,000 received from the exercise of common stock and warrants and $538,000 from the CLR factoring agreement, offset by $225,000 in payments to reduce notes payable, $2,488,000 in payments related to contingent acquisition debt, $94,000 in payments to reduce capital lease obligations and $344,000 in payments related to the Company’s share repurchase program.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2014 (in thousands):

		Current	Long-Term
Contractual Obligations*	Total	2015	2016	2017	2018	2019	Thereafter
Operating Leases	$7,301	$893	$809	$744	$553	$562	$3,740
Capital Leases	28	24	4	-	-	-	-
Purchase Obligations	2,034	2,034	-	-	-	-	-
Notes Payable	5,463	228	236	248	189	175	3,991
Contingent Acquisition Debt	10,472	2,765	2,076	929	601	479	3,622
Total	$25,298	$5,944	$3,125	$1,921	$1,343	$1,216	$11,353

* The total amount of contractual obligations as of December 31, 2014 excludes the convertible notes payable of $4,750,000 related to our recent Private Placement.  The notes were issued in July, August and September 2014 and mature five years after their date of issuance unless they are converted into shares of common stock prior to maturity.

“Operating leases” generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

“Purchase obligations” relates to minimum future purchase commitments for green or unroasted coffee to be used in our commercial coffee segment.  Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2014, have minimum future purchase commitments of approximately $2,034,000, which are to be delivered in 2015.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees average approximately $0.01 per pound for every month of delay.

The “Notes payable” relates to notes payable on 2400 Boswell building acquisition and debt related to business acquisitions.

During the third quarter of fiscal year ended December 31, 2014, the Company completed its 2014 Private Placement and entered into Note Purchase Agreements (the "Note" or "Notes") with seven accredited investors pursuant to which the Company sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into shares of our common stock. The Notes are due in September 2019 if the option to convert has not been exercised (see Note 5, to the Financial Statements).

On March 15, 2013, we acquired 2400 Boswell for approximately $4.6 million dollars.  2400 Boswell is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and have an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2014 the balance on the long-term mortgage was $3,506,000 and the balance on the promissory note was $267,000, both of which are included in notes payable.

The “Contingent acquisition debt” relates to contingent liabilities related to business acquisitions. Generally, these liabilities are payments to be made in the future based on a level of revenue derived from the sale of products.  These numbers are estimates and actual numbers could be higher or lower because many of our contingent liabilities relate to payments on sales that have no maximum payment amount. In many of those transactions, we have recorded a liability for contingent consideration as part of the purchase price.  All contingent consideration amounts are based on management’s best estimates utilizing all known information at the time of the calculation.

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgage is approximately $1,986,000 as of December 31, 2014.

We have a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to our accounts receivable resulting from sales of certain products within its commercial coffee segment. The Factoring Agreement provides for us to receive advances against the purchase price of our receivables at the rate of 85% of the aggregate purchase price of the receivable outstanding at any time less: receivables that are in dispute, receivables that are not credit approved within the terms of the Factoring Agreement, and any fees or estimated fees related to the Factoring Agreement. Interest is accrued on all outstanding advances at the greater of 5.25% per annum or the Prime Rate (as identified by the Wall Street Journal) plus an applicable margin. The margin is based on the magnitude of the total outstanding advances and ranges from 2.50% to 5.00%. In addition to the interest accrued on the outstanding balance, the factor charges a factoring commission for each invoice factored, which is calculated as the greater of $5.00 or 0.875% to 1.00% of the gross invoice amount and is recorded as interest expense. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period. Fees and interest paid pursuant to this agreement were approximately $150,000 for the years ended December 31, 2014 and 2013 which were recorded as interest expense.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, our accounts receivable factoring agreement and line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, on July 31, 2014, we entered into a note purchase agreement with accredited investors (see Note 5, to the Financial Statements.) The net proceeds of approximately $4.3 million are currently being used to fund the purchase of K-Cup manufacturing capabilities, and will be used to execute its option to acquire a second coffee plantation and to fund capital improvements on its Nicaragua coffee plantations and processing plant.

On January 29, 2015, we completed a private placement offering (the “Offering”), pursuant to which we had offered for sale as units  up to a maximum of $6,000,000 principal amount of 8% secured promissory notes  and 1,800,000 shares of common stock, par value $0.001 per share. We raised aggregate gross proceeds of $5,250,000 in the Offering and sold aggregate units consisting of the 8% secured promissory notes in the aggregate principal amount of $5,250,000 and 1,575,000 shares of our common stock. The offering was placed with three accredited investors, pursuant to a securities purchase agreement entered into with the investors (the “Purchase Agreement”). The funds were used by us to purchase green coffee.

On October 10, 2014, we entered into a revolving line of credit agreement, with Wells Fargo Bank National Association, the Company’s principal banking partner. The line of credit provides us with a $2.5 million revolving credit line. The outstanding principal balance of the line of credit shall bear interest at a fluctuating rate per annum determined by the bank to be two and three-quarter percent (2.75%) above daily one month LIBOR as in effect from time to time. We intend to utilize the revolver to finance working capital. As of December 31, 2014, there were no amounts currently drawn against this facility.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Youngevity International, Inc.
Chula Vista, California

We have audited the accompanying consolidated balance sheets of Youngevity International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Youngevity International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 30, 2015

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,997	$4,320
Accounts receivable, due from factoring company	1,612	1,051
Accounts receivable, trade	180	76
Income taxes receivable	308	-
Inventory	11,783	5,973
Deferred tax assets, net current	801	-
Prepaid expenses and other current assets	3,753	1,209
Total current assets	21,434	12,629

Property and equipment, net	10,319	4,669
Deferred tax assets, long-term	3,140	-
Intangible assets, net	14,516	11,532
Goodwill	6,323	6,023
	$55,732	$34,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,407	$2,764
Accrued distributor compensation	4,177	2,711
Accrued expenses	2,332	1,238
Deferred revenues	5,075	3,308
Other current liabilities	477	148
Capital lease payable, current portion	24	95
Notes payable, current portion	228	245
Warrant derivative liability	3,712	-
Contingent acquisition debt, current portion	2,765	1,072
Total current liabilities	24,197	11,581

Capital lease payable, net of current portion	4	27
Deferred tax liability	-	723
Notes payable, net of current portion	4,839	5,015
Convertible notes payable, net of debt discount	396	-
Contingent acquisition debt, net of current portion	7,707	6,008
Total liabilities	37,143	23,354

Commitments and contingencies (see Note 9)

Equity:
Youngevity International, Inc. stockholders' equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 and 211,135 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 390,301,312 and 388,686,445 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	390	389
Additional paid-in capital	167,386	165,759
Accumulated deficit	(148,912)	(154,281)
Accumulated other comprehensive loss	(275)	(165)
Total Youngevity International, Inc. stockholders' equity	18,589	11,702
Noncontrolling interest	-	(203)
Total equity	18,589	11,499
	$55,732	$34,853
See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013

Revenues	$134,043	$85,627
Cost of revenues	57,718	34,326
Gross profit	76,325	51,301
Operating expenses
Distributor compensation	52,646	32,985
Sales and marketing	7,363	4,512
General and administrative	12,947	9,452
Total operating expenses	72,956	46,949
Operating income	3,369	4,352
Other income	3	-
Interest expense, net	(2,359)	(1,249)
Change in fair value of warrant derivative liability	(15)	-
Total other expense	(2,371)	(1,249)
Income before income taxes	998	3,103
Income tax (benefit) provision	(4,371)	452
Net income	5,369	2,651
Net loss attributable to noncontrolling interest	-	(119)
Net income attributable to Youngevity	5,369	2,770
Preferred stock dividends	(15)	(16)
Net income available to common stockholders	$5,354	$2,754

Net income per share, basic	$0.01	$0.01
Net income per share, diluted	$0.01	$0.01

Weighted average shares outstanding, basic	389,427,336	389,120,351
Weighted average shares outstanding, diluted	389,795,108	391,953,473

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2014	2013

Net income:	$5,369	$2,651
Foreign currency translation	(110)	(42)
Total other comprehensive loss	(110)	(42)
Comprehensive income	$5,259	$2,609

See accompanying notes.

 Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
					Note Receivable for Stock Purchase	Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Accum- ulated Deficit	Total Stock-holders' Equity	Non-controlling Interest
											Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Beginning Balance at December 31, 2012	211,135	$-	389,599,848	$389	$(62)	$165,017	$(123)	$(155,266)	$9,955	$(76)	$9,879
Net income	-	-	-	-	-	-	-	2,770	2,770	(119)	2,651
Foreign currency translation adjustment	-	-	-	-	-	-	(42)	-	(42)	-	(42)
Noncontrolling interest in currency conversion	-	-	-	-	-	-	-	-	-	(8)	(8)
Payment of note receivable on common stock	-	-	-	-	62	-	-	-	62	-	62
Issuance of common stock pursuant to the exercise of stock options	-	-	28,000	-	-	6	-	-	6	-	6
Repurchase of common stock	-	-	(941,403)	-	-	(224)	-	-	(224)	-	(224)
Dividends on preferred stock	-	-	-	-	-	(16)	-	-	(16)	-	(16)
Stock based compensation expense	-	-	-	-	-	848	-	-	848	-	848
Warrant modification expense	-	-	-	-	-	128	-	-	128	-	128
Deemed dividend (Boswell acquisition)	-	-	-	-	-	-	-	(1,785)	(1,785)	-	(1,785)

Balance at December 31, 2013	211,135	$-	388,686,445	$389	$-	$165,759	$(165)	$(154,281)	$11,702	$(203)	$11,499

Net income	-	-	-	-	-	-	-	5,369	5,369		5,369
Deconsolidation of non-controlling interest	-	-	-	-	-	-	-	-	-	203	203
Foreign currency translation adjustment	-	-	-	-	-	-	(110)	-	(110)	-	(110)
Beneficial conversion feature of convertible notes payable	-	-	-	-	-	1,053	-	-	1,053	-	1,053
Issuance of common stock pursuant to the exercise of warrants	-	-	2,750,000	1	-	369	-	-	370	-	370
Issuance of common stock pursuant to the exercise of stock options	-	-	10,250	-	-	5	-	-	5	-	5
Issuance of common stock pursuant to the conversion of preferred stock and accrued dividends	(50,000)	-	300,164	-	-	25	-	-	25	-	25
Repurchase of common stock	-	-	(1,445,547)	-	-	(344)	-	-	(344)	-	(344)
Dividends on preferred stock	-	-	-	-	-	(15)	-	-	(15)	-	(15)
Stock based compensation expense	-	-	-	-	-	534	-	-	534	-	534

Balance at December 31, 2014	161,135	$-	390,301,312	$390	$-	$167,386	$(275)	$(148,912)	$18,589	$-	$18,589

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share amounts)

	Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$5,369	$2,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,686	2,079
Stock based compensation expense	534	848
Warrant modification expense	-	128
Amortization of deferred financing costs	41	-
Change in fair value of warrant derivative liability	15	-
Amortization of debt discount	428	48
Change in fair value of contingent acquisition debt	179	52
Expenses allocated to profit sharing agreement	(211)	-
Gain on disposal of assets	(1)	-
Interest income accrued on note receivable, related party	-	(3)
Deconsolidation of non-controlling interest	203	-
Deferred income taxes	(4,664)	(19)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(665)	(56)
Inventory	(5,810)	(1,055)
Prepaid expenses and other current assets	(2,095)	(650)
Accounts payable	2,643	306
Accrued distributor compensation	1,466	(354)
Deferred revenues	1,767	881
Accrued expenses and other liabilities	325	(785)
Income taxes receivable	(308)	-
Net Cash Provided by Operating Activities	1,902	4,071

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,100)	54
Purchases of property and equipment	(3,037)	(1,199)
Net Cash Used in Investing Activities	(5,137)	(1,145)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable, net	4,260	-
Proceeds from the exercise of stock options and warrants, net	375	6
Proceeds (payments) from factoring company, net	538	(215)
Payments of notes payable, net	(225)	(363)
Proceeds for note receivable, related party, net	-	62
Payments of contingent acquisition debt	(2,488)	(805)
Payments of capital leases	(94)	(50)
Repurchase of common stock	(344)	(224)
Net Cash Provided by (Used) in Financing Activities	2,022	(1,589)
Foreign Currency Effect on Cash	(110)	(42)
Net (decrease) increase in cash and cash equivalents	(1,323)	1,295
Cash and Cash Equivalents, Beginning of Year	4,320	3,025
Cash and Cash Equivalents, End of Year	$2,997	$4,320

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2,387	$1,252
Income taxes	$698	$486

Supplemental Disclosures of Non-cash Investing and Financing Activities
Acquisition of net assets in exchange for contingent acquisition debt (see Note 2 for non-cash activity)	$5,912	$2,149
Common stock issued for the conversion of preferred stock and accrued dividends	$25	$-
During 2014, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at approximately $1,053,000 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $3,697,000, were recognized as a derivative liability.
During 2013, the Company acquired 2400 Boswell, LLC (see Note 4 for non-cash activity).

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Note 1. The Company and Summary of Significant Accounting Policies

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.  The Company operates in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to the Company or collectively to the Company and its subsidiaries.

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd. Effective July 23, 2013, the Company changed its name from AL International, Inc. to Youngevity International, Inc.

In addition the Company formed five international business subsidiaries in 2014: Siles Plantation Family Group S.A. located in Nicaragua (subsidiary of CLR), Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, and Youngevity Colombia S.A.S.

Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The Company consolidates all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information

The Company has two reporting segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. During the twelve months ended December 31, 2014, we derived approximately 87% of our revenue from our direct sales segment and approximately 13% of our revenue from our commercial coffee sales segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes, and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under our stock based compensation plan, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

Actual results may differ from previously estimated amounts and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the period they occur.

Cash and Cash Equivalents

The Company considers only its monetary liquid assets with original maturities of three months or less as cash and cash equivalents.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are derivative instruments, including an embedded conversion option that is required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors including past experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful. Certain accounts receivable are financed as part of a factoring agreement. There was no allowance for doubtful accounts recorded as of December 31, 2014 or 2013.

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

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Finished goods	$7,817	$4,642
Raw materials	4,444	1,667
	12,261	6,309
Reserve for excess and obsolete	(478)	(336)
Inventory, net	$11,783	$5,973

A summary of the reserve for obsolete and excess inventory is as follows (in thousands):

	2014	2013
Balance as of January 1,	$(336)	$(366)
Addition to provision	(245)	(105)
Write-off of obsolete inventory	103	135
Balance as of December 31,	$(478)	$(336)

Cost of revenues includes the cost of inventory, shipping and handling costs incurred by the Company in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

The Company analyzes its firm purchase commitments, which currently consist primarily of commitments to purchase green coffee, at each period end. When necessary, provisions are made in each reporting period if the amounts to be realized from the disposition of the inventory items are not adequately protected by firm sales contracts of such inventory items. In that situation, a loss would be recorded for the inventory cost in excess of the saleable market value. There were no such losses in 2014 or 2013.

Deferred Financing Costs

As of December 31, 2014, deferred financing costs consisted of approximately $449,000 associated with our 2014 Private Placement transaction that was completed during the Company’s third quarter of 2014, and is included with prepaid expenses and other current assets on the Company's balance sheets. The deferred financing costs related to the offering are being amortized over the life of the convertible notes and are amortized to expense. The Company did not have any deferred financing costs in 2013.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”) (see Notes 2 and 11), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, which includes the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs.  In accordance with US generally accepted accounting principles (“GAAP”), plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2014 the harvest cost associated with the 2015 production is $474,000. The Company did not have any deferred harvest costs in 2013.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets. The straight-line method of depreciation and amortization is followed for financial statement purposes. Leasehold improvements are amortized over the shorter of the life of the respective lease or the useful life of the improvements. Estimated service lives range from 3 to 39 years. When such assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations in the period of disposal. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures that increase the useful life of an asset are capitalized and depreciated over the estimated useful life of the asset.

Coffee trees, land improvements and equipment specifically related to the plantations are stated at cost, net of accumulated depreciation.  Depreciation of coffee trees and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (25 years for coffee trees, between 5 and 15 years for equipment and land improvements, respectively).

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred as of December 31, 2014 or 2013.

Property and equipment consist of the following (in thousands):
	December 31,
	2014	2013
Building	$2,948	$1,959
Leasehold improvements	1,701	855
Land	2,544	855
Land improvements	255	-
Producing coffee trees	553	-
Manufacturing equipment	3,272	1,803
Furniture and other equipment	1,080	876
Computer software	901	678
Computer equipment	378	273
Vehicles	103	33
	13,735	7,332
Accumulated depreciation	(3,416)	(2,663)
Total property and equipment	$10,319	$4,669

Depreciation expense totaled approximately $753,000 and $464,000 for the years ended December 31, 2014 and 2013, respectively.

Business Combinations

The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of the Company’s common stock, the value of the common stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third-party estimates and assumptions that utilize established valuation techniques appropriate for the Company’s industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates and probabilities that contingencies will be met.

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

Intangible assets consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Distributor organizations	$10,475	$5,126	$5,349	$8,425	$4,169	$4,256
Trademarks and trade names	4,441	304	4,137	3,841	113	3,728
Customer relationships	6,400	1,932	4,468	4,133	1,248	2,885
Internally developed software	720	158	562	720	57	663
Intangible assets	$22,036	$7,520	$14,516	$17,119	$5,587	$11,532

Amortization expense related to intangible assets was approximately $1,933,000 and $1,615,000 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, future expected amortization expense related to definite lived intangible assets for the next five years is as follows (in thousands):

Years ending December 31,
2015	$2,020
2016	2,020
2017	1,978
2018	1,621
2019	1,019

As of December 31, 2014, the weighted-average remaining amortization period for intangibles assets was approximately 5.75 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Approximately $2,267,000 in trademarks from business combinations have been identified as having indefinite lives. The Company has determined that no impairment occurred for the years ended December 31, 2014 and 2013.

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit.

The Company has determined that no impairment of its goodwill occurred for the years ended December 31, 2014 and 2013.

Goodwill activity for the years ended December 31, 2014 and 2013 by reportable segment consists of the following (in thousands):

	Direct selling	Commercial coffee	Total
Balance at December 31, 2012	$1,840	$3,314	$5,154
Goodwill recognized	869	-	869
Goodwill impaired	-	-	-
Balance at December 31, 2013	$2,709	$3,314	$6,023
Goodwill recognized	300	-	300
Goodwill impaired	-	-	-
Balance at December 31, 2014	$3,009	$3,314	$6,323

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

The Company also charges fees to become a distributor, and earn a position in the network genealogy, which are recognized as revenue in the period received. The standard fee to become a distributor is $10.00, for a welcome kit that consists of forms, policy and procedures, selling aids, and access to our distributor website and a genealogy position with no down line distributors. The Company recognized related revenue of $425,000 and $248,000 for the years ended December 31, 2014 and 2013, respectively.

Sales revenue and a reserve for estimated returns are recorded net of sales tax when product is shipped.

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of December 31, 2014 and 2013, the balance in deferred revenues attributable to Heritage Makers was approximately $4,918,000 and $3,308,000 respectively. The remaining balance of approximately $157,000 as of December 31, 2014, relates to the Company’s 2015 conventions.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of December 31, 2014 and 2013, the balance in deferred costs was approximately $1,695,000 and $719,000, respectively and was included in prepaid expenses and current assets.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales. Shipping expense was approximately $9,206,000 and $6,228,000 for the years ended December 31, 2014 and 2013, respectively.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method.  The incremental dilutive common share equivalents were 367,772 and 2,833,122 for the years ended December 31, 2014 and 2013, respectively.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for 2014 and 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, the only items are the cumulative foreign currency translation and net income (loss).

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes," under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax basis of assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

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

The Company applies ASC Topic 740 “Accounting for Uncertainty in Income Taxes” recognized in its financial statements. ASC 740 requires that all tax positions be evaluated using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Differences between tax positions taken in a tax return and amounts recognized in the financial statements are recorded as adjustments to income taxes payable or receivable, or adjustments to deferred taxes, or both. The Company believes that its accruals for uncertain tax positions are adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. To the extent that new information becomes available, which causes the Company to change its judgment about the adequacy of its accruals for uncertain tax positions, such changes will impact income tax expense in the period such determination is made. The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

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

Other Income (Expense)

We record interest income, interest expense, and change in derivative liabilities, as well as other non-operating transactions, as other income (expense) on our consolidated statements of income.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12 Compensation – Stock Compensation (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption of this standard may have on its financial statements.

Note 2.  Acquisitions and Business Combinations

During 2014 and 2013, the Company entered into seven acquisitions, which are detailed below.  All of the acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, diversify its product mix or expand the coffee business.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured in most cases as asset purchases which resulted in the recognition of certain intangible assets.

2014 Acquisitions

Restart Your Life, LLC

On October 1, 2014, the Company acquired certain assets and assumed certain liabilities of Restart Your Life, LLC, (“Restart Your Life”) a dietary supplement company and provider of immune system support products and therapeutic skin lotions. As a result of this business combination, the Company’s distributors and customers will have access to Restart Your Life’s unique line of products and Restart Your Life’s distributors and clients will gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,492,000, of which the Company has agreed to assume liabilities of approximately $250,000. The Company has agreed to pay Restart Your Life a monthly payment equal to ten (10%) of all gross sales revenue generated by the Restart Your Life distributor organization, regardless of products being sold and pay five (5%) royalty on Restart Your Life product revenue until the earlier of the date that is ten (10) years from the closing date or such time as the Company has paid aggregate cash payment equal to $1,242,000. All payments of Restart Your Life distributor revenue will be applied against and reduce the maximum aggregate purchase price;  however if the aggregate gross sales revenue generated by the Restart Your Life distributor organization, for a thirteen (13) months period following the closing date does not equal or exceed $1,492,000 then the maximum aggregate purchase price will be reduced by the difference of the $1,492,000 and the thirteen months revenue; provided that in no event will the maximum aggregate purchase price be reduced below $892,441.

The contingent consideration’s estimated fair value at the date of acquisition was $650,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Restart Your Life (in thousands) is as follows:

Trademarks and trade name	$150
Customer-related intangible	350
Distributor organization	400
Accrued expenses	(250)
Total purchase price	$650

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

Revenue from the Restart Your Life distributors included in the consolidated statement of operations for the year ended December 31, 2014 was approximately $413,000.

The pro-forma effect assuming the business combination with Restart Your Life discussed above had occurred at the beginning of the Company’s fiscal year for 2014 are not presented as the information was not available.

Good Herbs, Inc.

On April 28, 2014, the Company acquired certain assets and assumed certain liabilities of Good Herbs, Inc., (“Good Herbs”) a traditional natural herbal supplements company, whose primary sales channel has been targeted toward certified natural health professionals. As a result of this business combination, the Company’s distributors and customers have access to Good Herbs’ unique line of products and Good Herbs’ distributors and clients gained access to products offered by the Company. The purchase price consisted of a maximum purchase price of $1,900,000 of which approximately $120,000 was related to assumed liabilities. The Company has agreed to pay Good Herbs a monthly payment equal to five (5%) of all gross sales revenue generated by the Good Herbs’ distributor organization, regardless of products being sold within the Good Herbs’ distributor organization; provided, however, for the first six (6) months effective May 12, 2014 Good Herbs is to receive a minimum guaranteed payment of $20,000 per month which is to be applied to the maximum purchase price. In addition, the Company agreed to pay Good Herbs five percent (5%) of Good Herbs’ product sales generated outside the Good Herbs’ distributor organization. Payments are to be made monthly until the earlier of the date that is ten (10) years from the closing or until such time the Company has paid aggregate cash payments equal to $1,780,000; however if the aggregate gross sales revenue generated by the Good Herbs’ distributor organization, regardless of the products being sold, received by the Company for the fifteen (15) months period following the Closing Date does not equal or exceed $1,900,000 then the maximum aggregate purchase price will be reduced by the difference between $1,900,000 and the fifteen month revenue; provided that in no event will the maximum aggregate purchase price be reduced below $1,000,000. The contingent consideration’s preliminary fair value at the date of acquisition was $800,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition.

During the fourth quarter ended December 31, 2014 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced from $800,000, by approximately $270,000. The final purchase price allocation for Good Herbs (in thousands) is as follows:

Trademarks and trade name	$150
Customer-related intangible	250
Distributor organization	250
Accrued expenses	(120)
Total purchase price	$530

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

Revenue from the Good Herbs’ distributors included in the consolidated statement of operations for the year ended December 31, 2014 was approximately $333,000.

The pro-forma effect assuming the business combination with Good Herbs discussed above had occurred at the beginning of the Company’s fiscal year for 2014 are not presented as the information was not available.

Beyond Organic, LLC

On May 1, 2014, the Company acquired certain assets and assumed certain liabilities of Beyond Organic, LLC, (“Beyond Organic”) a vertically integrated organic food and beverage company. The purchase price consisted of a maximum purchase price of $6,200,000 of which approximately $200,000 was related to assumed liabilities. The Company has agreed to pay Beyond Organic a monthly payment equal to ten (10%) of all gross sales revenue generated by the Beyond Organic distributor organization, regardless of products being sold within the Beyond Organic distributor organization; provided, however, for the first ten (10) months effective May 12, 2014 Beyond Organic is to receive a minimum guaranteed payment of $92,500 per month which is to be applied to the maximum purchase price. In addition, the Company agreed to pay Beyond Organic five percent (5%) of Beyond Organic product sales generated outside the Beyond Organic distributor organization. Payments are to be made monthly until the earlier of the date that is seven (7) years from the closing or until such time the Company has paid aggregate cash payments equal to $6,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $3,100,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. The purchase price allocation for Beyond Organic (in thousands) is as follows:

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

Goodwill of $300,000 was recognized as the excess of the purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

Revenue from the Beyond Organic distributors included in the consolidated statement of operations for the year ended December 31, 2014 was approximately $3,129,000.

The pro-forma effect assuming the business combination with Beyond Organic discussed above had occurred at the beginning of the Company’s fiscal year for 2014 are not presented as the information was not available.

Siles Plantation Family Group S.A. (Sociedad Anonima)

On May 13, 2014, the Company, through its wholly-owned subsidiary CLR Roasters, LLC (“CLR”), acquired the stock in the Siles Plantation Family Group S.A., a Nicaraguan entity.  The results of Siles are included in the consolidated financial statements of the Company from the date of acquisition. The transaction is being accounted for as a business combination.

The Siles Plantation Family Group S.A. is operated and managed by a husband and wife team who are also employees of Siles. The husband and wife team are Marisol Del Carmen Siles Orozco (“Orozco”) and Alain Piedra Hernandez (“Hernandez”) both Nicaraguan nationals and U.S. citizens. Orozco and Hernandez independently own and operate a coffee export company and maintain an export license; Hernandez, Hernandez Export Y Compapañia (“H&H”). CLR has been associated with H&H through sourcing arrangements to procure Nicaraguan coffee.

Concurrent with the acquisition of Siles, Siles acquired the assets of a dry-processing plant “La Pita”, a coffee plantation “El Paraiso” and has paid a deposit to purchase a second coffee plantation “El Paraisito” as follows:

1)
“La Pita”, a dry-processing plant sitting on approximately 26 acres of land is located in Matagalpa, Nicaragua.  The property includes buildings, structures, machinery and equipment, and furnishings and fixtures. The total purchase price was $1,904,840, of which CLR paid $1,050,000 and H&H paid $854,840. The preliminary purchase price allocation for La Pita (in thousands) is as follows:

Buildings and structures	$832
Machinery and equipment	417
Customer relationships, intangible	367
Land	289
Total purchase price	$1,905

2)
“El Paraiso”, a coffee plantation located in Matagalpa, Nicaragua, consisting of approximately 450 acres of land. The total purchase price was $1,400,000 of which CLR paid $1,050,000 and H&H paid $350,000. The purchase price allocation for El Paraiso (in thousands) is as follows:

Land	$1,400
Total purchase price	$1,400

3)
Additionally, Siles has the desire to purchase “El Paraisito”, an approximate 450 acre plantation located adjacent to El Paraiso.  The Company is currently in the process of completing final settlement of the purchase agreement. CLR and H&H has a deposit towards this purchase of $284,000 of which CLR paid $200,000 and H&H paid $84,000 towards the deposit and is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

In connection with the acquisition of Siles (La Pita and El Paraiso), the Company recognized a contingent liability of approximately $1,632,000 which is payable to H&H after certain working capital conditions are met and after CLR’s cash contributions for the acquisitions are fully paid.

As an inducement to harvest the plantations and operate the dry-processing plant profitably, CLR and H&H entered into an Operating and Profit Sharing Agreement (“Agreement”).  In accordance with the Agreement, H&H shares equally (50%) in all profits and losses generated by Siles, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met. During the year ended December 31, 2014 the Company recorded expenses allocated to the profit sharing Agreement of $211,000.

As of December 31, 2014 the balance of contingent acquisition debt payable to H&H after the reduction of $211,000 from the allocation of 50% losses recognized in 2014 is $1,421,000.

As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. Changes to the preliminary purchase price allocation are expected to occur, and may be significant, upon completion of the acquisition valuation. The Company expects to finalize the valuation within one (1) year from the acquisition date.

Revenue from the Siles Plantation includes service fees related to dry-processing at La Pita of approximately $115,000 and is included in the consolidated statement of operations for the year ended December 31, 2014.

Siles Family Plantation is a newly formed entity and does not have current or historical financial statements; therefore pro-forma disclosures have not been presented.

Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC (collectively referred to as “FDI”)

During the Company’s third quarter ended September 30, 2014, we entered into an amendment agreement related to our FDI business acquisition that was consummated in a prior year, which reduces the maximum amount that will be paid to the seller. This resulted in a reduction in the estimated fair value of the related contingent acquisition debt.

2013 Acquisitions

Biometics International, Inc.

In November 2013, the Company acquired certain assets and assumed certain liabilities of Biometics International, Inc., a California corporation (“Biometics”). Biometics is an innovator in advanced liquid nutritional supplements. The transaction was accounted for as a business combination. The purchase price consisted of a maximum of $1,600,000 of which $200,000 was related to assumed liabilities and the remaining $1,400,000 is payable in cash based on the lesser of $22,500 or 15% of gross sales revenue generated by Biometics distributor organization, plus 5% of Biometics product sales generated outside the Biometics distributor organization. Payments are to be made monthly until the earlier of the date that is five years from the closing or until such time the Company has paid aggregate cash payments equal to $1,400,000 however, in no event is the aggregate purchase price to be less than $1,000,000. The contingent consideration’s estimated fair value at the date of acquisition was $1,000,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The purchase price allocation for Biometics (in thousands) was as follows:

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

Revenue included in the consolidated statements of income for the years ended December 31, 2014 and 2013 was approximately $3,450,000 and $152,000, respectively.

The pro-forma effect assuming the business combination with Biometics discussed above had occurred at the beginning of the Company’s fiscal year for 2013 are not presented as the information was not available.

GoFoods Global, LLC

In October 2013, the Company acquired certain assets and assumed certain liabilities of GoFoods Global, LLC, a Utah limited liability corporation (“GoFoods”). GoFoods is a unique direct seller of healthy and nutritious extended shelf-life food products. The transaction was accounted for as a business combination. The purchase price consisted of a maximum of $2,000,000, subject to adjustment as follows: If the aggregate revenue for the twelve months beginning with the closing date is less than $2,400,000, then the aggregate purchase price shall be reduced by the difference between $2,400,000 and the twelve month revenue, provided, however, that in no event shall the maximum aggregate purchase price be reduced below $1,450,000.

The purchase price was payable in cash based on 5% of gross sales revenue generated by GoFoods distributor organization, plus 5% of GoFoods product sales generated outside the GoFoods distributor organization. Payments were made monthly until the total applicable purchase price was paid. The contingent consideration’s estimated fair value at the date of acquisition was approximately $650,000, as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The purchase price allocation for GoFoods (in thousands) was as follows:

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

During the Company’s third quarter ended September 30, 2014, we entered into an amendment agreement with the GoFoods representing parties providing for the cancellation of certain obligations provided under the original asset purchase agreement, releasing the Company from certain royalty and commission payments. The Company retains all of the rights pursuant to the original agreement. This resulted in the elimination of the related contingent acquisition debt of approximately $342,000, and is included in general and administrative expense as of December 31, 2014.

Revenue included in the consolidated statements of income for the years ended December 31, 2014 and 2013 was approximately $1,162,000 and $449,000, respectively.

The pro-forma effect assuming the business combination with GoFoods discussed above had occurred at the beginning of the Company’s fiscal year for 2013 are not presented as the information was not available.

Heritage Makers, Inc.

In August, 2013, the Company acquired certain assets and assumed certain liabilities of Heritage Makers, Inc., a direct sales personal publishing company based in Provo, Utah. The transaction was accounted for as a business combination. The purchase price consisted of $500,000 paid at closing, plus an amount equal to 4% of gross sales revenue generated by Heritage Makers’ distributor organization until such time a maximum of $700,000 of 4% payments are made by the Company. As a result of this acquisition, Youngevity distributors and customers have access to Heritage Makers’ web-based publishing software, which allows consumers to personally design photo books, cards, calendars, posters and other printed products and Heritage Makers customers will gain access to all products offered by Youngevity.

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

The estimated fair value of the earn-out of $500,000 was recorded as contingent acquisition debt in the consolidated balance sheet.

The costs related to the acquisition of Heritage Makers totaled approximately $46,000, which included legal and valuation fees.

Revenue included in the consolidated statements of income for the years ended December 31, 2014 and 2013 was approximately $5,978,000 and $2,275,000, respectively.

Pro-Forma Information

The following table presents the approximate unaudited pro-forma effect assuming the business combination with Heritage Makers discussed above had occurred at the beginning of the Company’s fiscal year for 2013 and includes pro-forma adjustments for revenue, intangible amortization, property and equipment depreciation and interest expense, as applicable (in thousands).  The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the fiscal period or of results that may occur in the future.

December 31, 2013
Revenues	$88,596
Income before income taxes	$2,532

Note 3. Arrangements with Variable Interest Entities and Related Party Transactions

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

FDI Realty, LLC

FDI Realty is the owner and lessor of the building occupied by the Company for its sales office in Windham, NH. The Company is a lessee and currently one of three tenants and has a lease term that ended in July 2014 with an option of four 3-year renewal.  As of December 31, 2014 the Company is in the process of renewing the lease agreement.  An officer of the Company is the single member of FDI Realty. The Company is a co-guarantor of FDI Realty’s mortgages on the leased building. The Company determined that the fair value of the guarantees is not significant and therefore did not record a related liability. The first mortgage is due on August 13, 2018 and the second mortgage is due on August 13, 2028. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is approximately $1,986,000 and $2,067,000 as of December 31, 2014 and 2013, respectively. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future.

At December 31, 2014, the Company held a variable interest in FDI Realty, for which the Company is not deemed to be the primary beneficiary. The Company has concluded, based on its qualitative consideration of the lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty, and is obligated to fund the obligations of FDI Realty. As a result of this determination, the financial position and results of operations of FDI Realty have not been included in the consolidated financial statements of the Company.

AL Corporation Holding Pte. Ltd. and DrinkAct Southeast Asia, Inc.

The Company concluded that it held variable interests in AL Corporation Holding Pte. Ltd. (“DrinkACT Singapore”) and DrinkACT Southeast Asia, Inc. (“DrinkACT Philippines”), entities established during the year ended December 31, 2011.  The VIE’s served to exclusively market and distribute the Company’s product. Although the Company did not have any legal ownership of the businesses themselves, it did exert a level of control over the activities undertaken by each business and bore the risk of loss and the benefit of profits. The Company determined that it was the primary beneficiary in the relationship and, therefore, the results of operations and non-controlling interests were included in the consolidated financial statements.

As a result of the Company’s ultimate inability to control the processes and procedures of the two entities in accordance with the Company’s objectives, management ended its relationship with DrinkACT Singapore during the fourth quarter of 2012 and ended its relationship with DrinkACT Philippines during the fourth quarter of 2013. The Company failed to write-down the associated remaining non-controlling interest amounts in the appropriate periods. Due to the immateriality of these amounts a restatement of the respective period financial statements is not appropriate. There are no other assets or liabilities associated with either entity.

At December 31, 2014 the Company recorded the net effect of the remaining amount from the non-controlling interest of the two entities as approximately $62,000 accumulated net income related to DrinkACT Singapore carried over from 2012 and a deficit of approximately $265,000 related to the DrinkACT Philippines carried over from 2013. The net effect of approximately $203,000 has been reported in the Company’s consolidated financial statements in general and administrative expenses.

The following table summarizes the amounts included in the consolidated financial statements related to the operations of DrinkACT Singapore and DrinkACT Philippines (in thousands):

	Years ended December 31,
	2014	2013
Revenues	$-	$24
Operating loss, net	$(203)	$(118)

Related Party Transactions

A member of the Board of Directors owns and operates Northwest Nutraceuticals, Inc., a supplier of certain inventory items. The Company made purchases of approximately $72,000 and $71,000 from this supplier for the years ended December 31, 2014 and 2013, respectively.

Our coffee segment CLR is associated with Hernandez, Hernandez Export Y Compapañia (“H&H”) through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles Plantation Family Group S.A. (“Siles”) acquisition, CLR engaged H&H as employees to manage Siles. See Note 2 above.
On March 15, 2013, the Company acquired 2400 Boswell LLC (“2400 Boswell”) for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2014 the balance on the long-term mortgage is approximately $3,506,000 and the balance on the promissory note is approximately $267,000.  The Company and our Chief Executive Officer are both are co-guarantors of the mortgage.

On July 1, 2012, the President of the Company was issued a loan to purchase stock in the Company in the amount $120,000. The loan was to be repaid within one year and carried an interest rate of 4.0%. As of December 31, 2012, $60,000 had been repaid under the terms of the note and the remaining $60,000 plus interest was repaid in 2013.

Note 4.  Notes Payable and Other Debt

On March 15, 2013, the Company acquired 2400 Boswell for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2014 the balance on the long-term mortgage is approximately $3,506,000 and the balance on the promissory note is approximately $267,000.  The Company and our Chief Executive Officer are both co-guarantors of the mortgage.

Pursuant to FASB or ASC 805 “Business Combinations,” 2400 Boswell was owned by related parties to the Company which held common control, accordingly the Company must record the assets acquired at the carrying basis that pre-existed on the books of 2400 Boswell, prior to the acquisition. The total carrying cost of the land and building was $2,815,000, which is $1,785,000 less than the consideration amount paid by the Company. The Company therefore recorded a $1,785,000 charge to equity as a deemed dividend. An appraisal of the land and building ordered by and provided to the lender on February 27, 2013, estimated the “as-is fee simple market value” at $5,150,000 as of February 21, 2013.

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid.  The Company has imputed interest at the rate of 7% per annum.  As of December 31, 2014 and 2013, the carrying value of the liability was approximately $1,258,000 and $1,293,000, respectively, net of an unamortized discount of $0 and $32,000, respectively.  Imputed interest recorded on the note was approximately $55,000 and $63,000 for the years ended December 31, 2014 and 2013, respectively.

During the third quarter of fiscal year ended December 31, 2014, the Company completed its 2014 Private Placement and entered into Note Purchase Agreements (the "Note" or "Notes") with seven accredited investors pursuant to which the Company sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into shares of our common stock. The Notes are due in September 2019 if the option to convert has not been exercised (see Note 5, below).

The Company has two other notes payable in the total amount of $38,000 and $50,000 as of December 31, 2014 and 2013, respectively, which expire in 2018 and 2019, respectively.

The following summarizes the maturities of notes payable (in thousands):

Years ending December 31,
2015	$228
2016	236
2017	248
2018	189
2019	4,925
Thereafter	3,991
Total	$9,817

Capital Lease

The Company leases certain manufacturing and phone equipment under non-cancelable capital leases. The total outstanding balance under the capital leases as of December 31, 2014 including imputed interest was approximately $28,000, of which $24,000 will be paid in 2015 and the remaining balance of $4,000 will be paid in 2016.

Depreciation expense related to the capitalized lease obligations was approximately $40,000 and $34,000 for the years ended December 31, 2014 and 2013, respectively.

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Under the terms of the Factoring Agreement, the Company effectively sold all of its accounts receivable to Crestmark with non-credit related recourse. The Company continues to be responsible for the servicing and administration of the receivables. During January 2013, the Company extended its Factoring Agreement through February 1, 2016 and modified certain of the terms.

The Factoring Agreement provides for the Company to receive advances against the purchase price of its receivables at the rate of 85% of the aggregate purchase price of the receivable outstanding at any time less: receivables that are in dispute, receivables that are not credit approved within the terms of the Factoring Agreement, and any fees or estimated fees related to the Factoring Agreement. Interest is accrued on all outstanding advances at the greater of 5.25% per annum or the Prime Rate (as identified by the Wall Street Journal) plus an applicable margin. The margin is based on the magnitude of the total outstanding advances and ranges from 2.50% to 5.00%. In addition to the interest accrued on the outstanding balance, Crestmark charges a factoring commission for each invoice factored, which is calculated as the greater of $5.00 or 0.875% to 1.00% of the gross invoice amount and is recorded as interest expense. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period. Fees and interest paid pursuant to this agreement were approximately $135,000 and $150,000 for the years ended December 31, 2014 and 2013, respectively, which were recorded as interest expense.

The Company's outstanding liability related to the Factoring Agreement was approximately $538,000 and $0 as of December 31, 2014 and 2013, respectively, and is included in other current liabilities on the consolidated balance sheet.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowing with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheet in the amount of approximately $1,612,000 and $1,051,000 as of December 31, 2014 and 2013, respectively, reflects the related collateralized accounts.

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and, evaluated each period for changes in the fair value and adjusted as appropriate (see Note 7). The Company’s contingent acquisition debt as of December 31, 2014 is $10,472,000 and is primarily attributable to debt associated with the Company’s direct selling segment which is $9,051,000 and $1,421,000 is debt associated with the Company’s coffee segment.

Line of Credit

On October 10, 2014, the Company entered into a revolving line of credit agreement (“Line of Credit”), with Wells Fargo Bank National Association (“Bank”), the Company’s principal banking partner. The Line of Credit provides the Company with a $2.5 million revolving credit line. The outstanding principal balance of the Line of Credit shall bear interest at a fluctuating rate per annum determined by the Bank to be two and three-quarter percent (2.75%) above Daily One Month LIBOR as in effect from time to time. The bank charges an unused commitment fee equal to five tenths percent (.5%) per annum on the daily unused amount of the Line of Credit and is payable quarterly. The Company intends to utilize the revolver to finance working capital. As of December 31, 2014, there were no amounts currently drawn against this facility.

Note 5. Convertible Notes Payable

Note Purchase Agreement

Between July 31, 2014 and September 10, 2014, the Company, entered into Note Purchase Agreements (the "Note" or "Notes") by way of completing a private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share, subject to adjustment as provided therein. As of December 31, 2014 the principal amount of $4,750,000 remains outstanding.

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

With respect to the aggregate offering, the Company used one placement agent in the transactions and paid $490,000, in expenses, including a placement agent fee of $477,000 and miscellaneous other fees. The Company also issued the placement agent two five-year warrants exercisable for an aggregate amount of 1,357,143 shares of common stock at an exercise price of $0.35 per share and two five-year warrants exercisable in the aggregate amount of 1,858,694 shares of common stock at an exercise price of $0.23 per share. The placement agent fees have been capitalized as deferred financing costs and will be amortized to interest expense over the term of the Notes. There is approximately $449,000 in deferred financing costs as of December 31, 2014 that are included in prepaid expenses and other current assets on the consolidated balance sheet.

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

The Company recorded approximately $396,000 of interest expense for the amortization of the debt discounts during the year ended December 31, 2014.

The following table summarizes information relative to the convertible note(s) outstanding (in thousands):

	December 31, 2014	December 31, 2013
Convertible notes	$4,750	$-
Less: detachable warrants discount	(3,697)	-
Less: conversion feature discount	(1,053)	-
Amortization of debt discounts	396	-
Convertible notes, net of discounts	$396	$-

The balance of the unamortized debt discounts as of December 31, 2014 is approximately $4,354,000.

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

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (the “SEC”), or until Rule 144 of the 1933 Act is available to investors in the 2014 Private Placement with respect to all of their shares, whichever is earlier. If the Company does not meet the Filing Deadline or Effectiveness Deadline, as defined in the Registration Rights Agreement, the Company will be liable for monetary penalties equal to one percent (1.0%) of each investor’s investment at the end of every 30 day period following such Filing Deadline or Effectiveness Deadline failure until such failure is cured.

The payment amount shall be prorated for partial 30 day periods. The maximum aggregate amount of payments to be made by the Company as the result of such shall be an amount equal to ten (10%) of each investor’s investment amount. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the investor’s registrable securities may be sold by such investor under Rule 144 or pursuant to another exemption from registration.

The Company filed a registration statement on October 3, 2014 and an amended statement on October 17, 2014 and it was declared effective by the SEC on November 4, 2014.

Note 6. Derivative Liability

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

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 7, below) at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and in aggregate value as of the respective dates as follows:

Closing Dates:	Issued Warrants	Estimated Fair Value Per Share as of December 31, 2014	Estimated Total Fair Value in Aggregate $ as of December 31, 2014	Estimated Total Fair Value in Aggregate $ as of issuance dates

July 31, 2014 Warrants	19,966,768	$0.17	$3,398,000	$3,374,000
August 14, 2014 Warrants	1,721,273	0.17	294,000	300,000
September 10, 2014 Warrants	114,752	0.17	20,000	23,000
	21,802,793		$3,712,000	$3,697,000

The change in the fair value of the derivative liability between the issuance dates and December 31, 2014, includes an increase to the derivate liability of $15,000 which was recognized through earnings in the consolidated income statement. We will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The estimated fair values of the warrants were computed as of the issuance dates and as of December 31, 2014 using a Monte Carlo option pricing model based on the following assumptions:

	December 31, 2014	Issuance Dates
Stock price volatility	90%	90%
Risk-free interest rates	1.65%	1.58% - 1.79%
Annual dividend yield	0%	0%
Expected life	4.7 years	5.0 years

In addition, as of the valuation dates management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models.

Note 7.   Fair Value of Financial Instruments

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, capital lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The estimated fair value of the contingent consideration related to the Company's business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The estimated fair value of the contingent consideration related to the Company’s business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the 2014 Private Placement, we issued warrants to purchase shares of our common stock which are accounted for as derivative liabilities (see Note 5 and 6, above.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

We used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Monte Carlo pricing model, based on assumptions input from management and an independent third-party valuation specialist’s analysis. Our derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of the derivative liabilities.

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,765	$-	$-	$2,765
Contingent acquisition debt, less current portion	7,707	-	-	7,707
Warrant derivative liability	3,712	-	-	3,712
Total liabilities	$14,184	$-	$-	$14,184

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,072	$-	$-	$1,072
Contingent acquisition debt, less current portion	6,008	-	-	6,008
Warrant derivative liability	-	-	-	-
Total liabilities	$7,080	$-	$-	$7,080

The following table reflects the activity for the Company’s warrant derivative liability associated with our 2014 Private Placement convertible notes payable measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2013	$-
Issuance	3,697
Adjustments to estimated fair value	15
Balance at December 31, 2014	$3,712

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2012	$5,684
Level 3 liabilities acquired	2,149
Level 3 liabilities settled	(805)
Adjustments to liabilities included in earnings	52
Balance at December 31, 2013	7,080
Level 3 liabilities acquired	5,912
Level 3 liabilities settled	(2,488)
Adjustments to liabilities included in earnings	179
Expenses allocated to profit sharing agreement	(211)
Balance at December 31, 2014	$10,472

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended December 31, 2014 and 2013, the net adjustment to the fair value of the contingent acquisition debt was an increase of $179,000 and $52,000, respectively.

The weighted-average of the discount rates used was 15.4% and 15.7% as of December 31, 2014 and 2013, respectively. The projected year of payment ranges from 2015 to 2026.

Note 8.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 and 211,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of December 31, 2014 and 2013, respectively, and accrued dividends of approximately $86,000 and $95,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

During 2014, there were 50,000 shares of Series A Preferred outstanding and accrued dividends of approximately $25,000 converted into 300,164 shares of common stock.

Common Stock

The Company had 390,301,312 common shares outstanding as of December 31, 2014. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of December 31, 2014, warrants to purchase 35,221,630 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding, exercisable and expire at various dates through August 2019.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the year ended December 31, 2014, the Company repurchased a total of 1,445,547 shares at a weighted-average cost of $0.23.  A total of 2,461,950 shares have been repurchased to-date at a weighted-average cost of $0.24. The remaining number of shares authorized for repurchase under the plan as of December 31, 2014 is 12,538,050.

Warrants to Purchase Preferred Stock and Common Stock

As of December 31, 2012, warrants to purchase 130,915 shares of preferred stock at a price of $1.00 were outstanding. All warrants expired at various dates through November 2013. There were no warrants remaining as of December 31, 2013.

During the third quarter of fiscal year ended December 31, 2014, the Company issued warrants to investors to purchase 20,445,650 and 1,357,143 shares of its common stock, exercisable at $0.23 and $0.35 per share, respectively. All warrants are exercisable as of December 31, 2014 and expire in August 2019, and have a weighted average remaining term of approximately 4.8 years and are included in the table below as of December 31, 2014. (See Note 5, above.)

As of December 31, 2014, warrants to purchase 13,418,837 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of December 31, 2014 and expire at various dates through December 2018.  In 2013, the Company modified the terms of certain warrants by extending the expiration date. The Company recorded a warrant modification expense of approximately $128,000 included in general and administrative expense. The expense was calculated using the Black-Scholes valuation method and using a risk-free rate of 0.23%, stock price of $0.24, exercise price of $0.50, expected life of 5.0 years and stock price volatility of 95%. There were no warrant modification expense adjustments during fiscal 2014.

The following table summarizes warrant activity for the following periods:

Balance at December 31, 2012	20,158,823
Granted	-
Expired / cancelled	(2,932,677)
Exercised	-
Balance at December 31, 2013	17,226,146
Granted	21,802,793
Expired / cancelled	(1,057,309)
Exercised	(2,750,000)
Balance at December 31, 2014	35,221,630

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, "Options"). At December 31, 2014, the Company had 11,042,250 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the year ended December 31, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2012	13,728,000	$0.22	$5
Granted	4,072,500	0.20
Canceled/expired	(200,000)	0.22
Exercised	(28,000)	0.21	-
Outstanding December 31, 2013	17,572,500	0.22	478
Granted	11,517,250	0.22
Canceled / expired	(161,000)	0.19
Exercised	(10,250)	0.23	-
Outstanding December 31, 2014	28,918,500	$0.21	$786
Exercisable December 31, 2014	15,497,600	$0.22	$336

The weighted-average fair value per share of the granted options for the year ended December 31, 2014 and 2013 was approximately $0.15 and $0.13, respectively.

The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at December 31, 2014:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$0.16 - $0.21	8,549,500	$0.19	8.50
$0.21 - $0.23	12,903,750	$0.22	6.76
$0.23 - $0.33	7,465,250	$0.24	7.04
Exercisable:
$0.16 - $0.21	1,616,100	$0.18	4.19
$0.21 - $0.23	11,416,250	$0.22	6.67
$0.23 - $0.33	2,465,250	$0.25	1.91

Total stock based compensation expense included in the consolidated statements of income was charged as follows in thousands:

	Years ended December 31,
	2014	2013
Cost of revenues	$14	$17
Distributor compensation	195	140
Sales and marketing	21	22
General and administrative	304	669
	$534	$848

As of December 31, 2014, there was approximately $1,774,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.77 years.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Scholes model to calculate the compensation cost:

Years ended December 31,
	2014	2013
Dividend yield	-	-
Stock price volatility	75% - 98%	98% - 118%
Risk-free interest rate	0.33% - 2.12%	0.22% - 0.39%
Expected life of options	3.0 - 7.0 years	1.5 - 5.0 years

Note 9. Commitments and Contingencies

Credit Risk

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

Litigation

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the normal course of operations.  In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.

Leases

We lease our domestic and certain foreign facilities and other equipment under non-cancelable capital and operating lease agreements, which expire at various dates through 2023. In addition to the minimum future lease commitments presented below, the leases generally require that we pay property taxes, insurance, maintenance and repair costs, such expenses are not included in the operating lease amounts.

At December 31, 2014, future minimum lease commitments are as follows (in thousands):

2015	$882
2016	806
2017	742
2018	551
2019	562
Thereafter	3,740
Total	$7,283

The future minimum lease payments include minimum payments that will be required if the Company elects to exercise all renewal options of the facility leases where the Company is a co-guarantor on the mortgage. Additionally, this includes approximately $204,000 in annual lease payments to FDI Realty, related party (see Note 3, above).  Rent expense was $840,000 and $635,000 for the years ended December 31, 2014 and 2013, respectively.

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $1,986,000 as of December 31, 2014 (see Note 3, above).

The Company purchases its inventory from multiple third-party suppliers at competitive prices. The Company made purchases from three vendors, which individually comprised more than 10% of total purchases and in aggregate approximated 60% of total purchases for the years ended December 31, 2014 and 2013, respectively.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment for roasting.  Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2014, have minimum future purchase commitments of approximately $2,034,000, which are to be delivered in 2015.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees average approximately $0.01 per pound for every month of delay.

Note 10. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2014	2013
Current
Federal	$84	$73
State	111	397
Foreign	98	-
Total current	293	470
Deferred
Federal	$(4,106)	$(16)
State	(558)	(2)
Foreign	-	-
Total deferred	(4,664)	(18)
Total	$(4,371)	$452

Income (loss) before income taxes relating to non-U.S. operations were $418,000 and $(5,000) in the years ended December 31, 2014 and 2013, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	December 31,
	2014	2013
Federal statutory rate	$350	$1,086

Adjustments for tax effects of:
Foreign rate differential	(30)	(2)
State taxes, net	(267)	207
Other nondeductible items	222	241
Rate change	(21)	210
Deferred tax asset adjustment	(412)	319
Change in valuation allowance	(4,213)	(1,609)
	$(4,371)	$452

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Amortizable assets	$1,640	$704
Inventory	493	270
Accruals and reserves	499	180
Stock options	167	82
Net operating loss carry-forward	3,112	4,610
Credit carry-forward	731	214
Total Deferred Tax Asset	6,642	6,060

Deferred tax liabilities:
Indefinite lived intangibles	(753)	(723)
Prepaids	(190)	-
Other	(397)	-
Depreciable assets	195	(291)
	(1,145)	(1,014)
Net deferred tax asset	5,497	5,046
Less valuation allowance	(1,556)	(5,769)
Net deferred tax liabilities	$3,941	$(723)

The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. Therefore, the Company has reversed the valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance decreased approximately $4,213,000 for the year ended December 31, 2014 and decreased approximately $1,609,000 for the year ended December 31, 2013.

At December 31, 2014, the Company had approximately $5,200,000 in federal net operating loss carryforwards, which begin to expire in 2026, and approximately $19,586,000 in net operating loss carryforwards from various states. The Company had approximately $1,635,000 in net operating losses in foreign jurisdictions.

Pursuant to Internal Revenue Code ("IRC") Section 382, use of net operating loss and credit carryforwards may be limited if the Company experienced a cumulative change in ownership of greater than 50% in a moving three-year period.  Ownership changes could impact the Company's ability to utilize the net operating loss and credit carryforwards remaining at an ownership change date.  The Company has not completed a Section 382 study.

The Company has analyzed the impact of repatriating earnings from its foreign subsidiaries and has determined that the impact is immaterial.

The Company has accounted for uncertain tax position related to states. The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2014 are approximately $2,000. Income tax expense as of December 31, 2014, included an increase in state income tax expense of approximately $7,000 related to uncertain tax positions.

Note 11.  Segment and Geographical Information

The Company offers a wide variety of products to support a healthy lifestyle including; Nutritional Supplements, Sports and Energy Drinks, Health and Wellness, Weight Loss, Gourmet Coffee, Skincare and Cosmetics, Lifestyle Services, digital products including Scrap books and Memory books, Packaged Foods, Pharmacy Discount Cards, and Clothing and Jewelry line. The Company’s business is classified by management into two reportable segments: direct selling and commercial coffee.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Years ended December 31,
	2014	2013
Revenues
Direct selling	$116,365	$76,843
Commercial coffee	17,678	8,784
Total revenues	$134,043	$85,627
Gross profit
Direct selling	$76,530	$50,494
Commercial coffee	(205)	807
Total gross profit	$76,325	$51,301
Net income (loss)
Direct selling	$5,274	$3,494
Commercial coffee	95	(843)
Total net income	$5,369	$2,651
Capital expenditures
Direct selling	$1,140	$2,918
Commercial coffee	5,263	873
Total capital expenditures	$6,403	$3,791

	December 31,
	2014	2013
Total assets
Direct selling	$36,149	$24,887
Commercial coffee	19,583	9,966
Total assets	$55,732	$34,853

Total tangible assets located outside the United States are approximately $4.2 million as of December 31, 2014. For the year ended December 31, 2013, total assets located outside the United States were immaterial.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Years ended December 31,
	2014	2013
United States	$125,638	$79,497
International	8,405	6,130
Total revenues	$134,043	$85,627

Note 12.  Subsequent Events

Private Placement

On January 29, 2015, The Company completed a private placement offering (the “Offering”), pursuant to which the Company had offered for sale as units (the “Units”) up to a maximum of $6,000,000 principal amount of 8% Secured Promissory Notes (the “Notes”) and 1,800,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Company raised aggregate gross proceeds of $5,250,000 in the Offering and sold aggregate Units consisting of the Notes in the aggregate principal amount of $5,250,000 and 1,575,000 shares of Common Stock. The Offering was placed with three accredited investors, pursuant to a Securities Purchase Agreement entered into with the investors (the “Purchase Agreement”).

The Notes mature on January 29, 2016 and the Company has the right to prepay the Notes at any time at a rate equal to 100% of the then outstanding principal balance and accrued interest. Interest is paid quarterly to the investors. The Notes rank pari passu to all other notes of the Company other than certain outstanding senior debt.  The Company’s wholly-owned subsidiary, CLR Roasters, LLC (“CLR”) has provided collateral to secure the repayment of the Notes and has pledged the Nicaragua green coffee beans acquired with the proceeds, the contract rights under the letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations), all subject to the terms and conditions of a security agreement among the Company, CLR and the investors.

With respect to the aggregate offering, the Company used one placement agent and paid a placement fee of $157,500, in addition to the payment of certain legal expenses of the placement agent, and the Company agreed to issue to the placement agent an aggregate of 875,000 shares of Common Stock.

The Company intends to invest the net proceeds in CLR, primarily for the purchase of green coffee to accelerate the growth of its green coffee business.

Acquisition of JD Premium, LLC

On March 4, 2015, the Company acquired certain assets and assumed certain liabilities of JD Premium, LLC, (“JD”) a dietary supplement company and provider of vitamins, minerals and supplements. As a result of this business combination, the Company’s distributors and customers will have access to the JD unique line of products and JD’s distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company shall be $500,000, subject to adjustments. The Company will make monthly payments based on a percentage of JD’s distributor revenue and royalty revenue until the earlier of the date that is 15 years from the closing date or such time as the Company has paid to JD aggregate cash payments of JD’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The preliminary purchase price allocation has not been determined as of the filing of this report.

Acquisition of Sta-Natural, LLC

On February 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, the Company’s distributors and customers will have access to the Sta-Natural unique line of products and Sta-Natural’s distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company shall be $500,000, subject to adjustments. The Company will make monthly payments based on a percentage of Sta-Natural’s distributor revenue and royalty revenue until the earlier of the date that is 15 years from the closing date or such time as the Company has paid to Sta-Natural aggregate cash payments of Sta-Natural’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The preliminary purchase price allocation has not been determined as of the filing of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members.

Information Regarding the Board of Directors

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position
Stephan Wallach	48	2011*	Chairman and Chief Executive Officer
David Briskie	54	2011	Chief Financial Officer and Director
Michelle Wallach	44	2011*	Chief Operating Officer and Director
Richard Renton	59	2012	Director
William Thompson	54	2013	Director

*Since 1996, Stephen Wallach and Michelle Wallach have been directors of AL Global, Corporation the private company that merged with and into Javalution Coffee Company, our predecessors in 2011.

Stephan Wallach, Chief Executive Officer and Chairman of the Board

Mr. Stephan Wallach was appointed to the position of Chief Executive Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution. He previously served as President and Chief Executive Officer of AL Global Corporation d/b/a Youngevity® Essential Life Sciences. He has served as a director of our Company since inception and was appointed Chairman of the Board on January 9, 2012. In 1996, Mr. Wallach and the Wallach family together launched our Youngevity® division and served as its co-founder and Chief Executive Officer from inception until the merger with Javalution.  Mr. Wallach’s extensive knowledge about our business operations and our products makes him an exceptional board member.

David Briskie, President of Commercial Development, Chief Financial Officer and Director

Mr. David Briskie was appointed to the position of Chief Financial Officer on May 15, 2012. Prior to that, Mr. Briskie served as President of Commercial Development, a position he was appointed to on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution. From February 2007 until the merger he served as the Chief Executive Officer and director of Javalution and since September 2007 has served as the Managing Director of CLR Roasters. Prior to joining Javalution in 2007, Mr. Briskie had an 18-year career with Drew Pearson Marketing (“DPM”), a consumer product company marketing headwear and fashion accessories. He began his career at DPM in 1989 as Executive Vice President of Finance and held numerous positions in the company, including vice president of marketing, chief financial officer, chief operating officer and president.  Mr. Briskie graduated magna cum laude from Fordham University with a major in marketing and finance. Mr. Briskie’s experience in financial matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies make him an exceptional board member.

Michelle G. Wallach, Chief Operating Officer and Director

Ms. Michelle Wallach was appointed to the position of Chief Operating Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution.  She previously served as Corporate Secretary and Manager of AL Global Corporation d/b/a Youngevity® Essential Life Sciences. She has a background in network marketing, including more than 10 years in distributor management. Her career in network marketing began in 1991 in Portland, Oregon, where she developed a nutritional health product distributorship. In 1996, Ms. Wallach and the Wallach family together launched our Youngevity®   division and served as its co-founder and Chief Operations Officer from inception until the merger with Javalution. Ms. Wallach has an active role in promotion, convention and event planning, domestic and international training, and product development. Ms. Wallach’s prior experience with network marketing and her extensive knowledge about our business operations and our products make her an exceptional board member.

Richard Renton, Director

Mr. Richard Renton was appointed to our Board of Directors on January 9, 2012, and currently serves on the Youngevity® Medical and Athletic Advisory Boards. For the past five years, Mr. Renton owned his own business providing nutritional products to companies like ours.  The Company purchases certain products from Mr. Renton’s company Northwest Nutraceuticals, Inc.  Mr. Renton graduated from Portland State University with quad majors in Sports Medicine, Health, Physical Education, and Chemistry. He has served as an Associate Professor at PSU in Health and First Aid, and was the Assistant Athletic Trainer for PSU, the Portland Timbers Soccer Team, and the Portland Storm Football team. Mr. Renton is a board certified Athletic Trainer with the National Athletic Trainers Association. Mr. Renton’s understanding of nutritional products makes him an exceptional board member.

William Thompson, Director

Mr. William Thompson was appointed to our Board of Directors on June 10, 2013 and currently serves as the Chief Financial Officer of Broadcast Company of the Americas, which operates three radio stations in San Diego, California. He served as Corporate Controller for the Company from 2011 to March 2013 and for Breach Security, a developer of web application firewalls, from 2007 to 2010.  Prior to 2007, Mr. Thompson was Divisional Controller for Mediaspan Group and Chief Financial Officer of Triathlon Broadcasting Company. Mr. Thompson’s achievements in financial matters and his overall business understanding make him an exceptional board member.

Information Regarding Our Executive Officers

Information with respect to our current named executive officers is shown below. Since Mr. Wallach, Mr. Briskie and Ms. Wallach also serve as members of the Board, their executive officer’s biography is set forth under “Information Regarding the Board of Directors” above.

Name	Age	Position Held Since	Position
Stephan Wallach	48	2011*	Chief Executive Officer
William Andreoli	43	2011	President
David Briskie	54	2011	Chief Financial Officer
Michelle Wallach	44	2011*	Chief Operating Officer

William Andreoli, President

Mr. William Andreoli was appointed to the position of President on October 25, 2011 pursuant to the terms of the merger agreement between Youngevity® and Financial Destination, Inc.   He previously served as President, Chief Executive Officer, and founder of the aforementioned company from July 4, 2003 until the 2011 acquisition.  Prior to launching his own company and subsequent executive career, Mr. Andreoli was a successful independent distributor and top producer for several top 100 direct sales companies.

Family Relationships

Other than Stephan Wallach and Michelle Wallach, who are husband and wife, none of our officers or directors has a family relationship with any other officer or director.

Corporate Governance

Overview

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed below, our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee and the Investment Committee. The Board of Directors performs the functions typically assigned to a Nominating and Corporate Governance Committee.

Corporate Governance Guidelines

Our Corporate Governance Guidelines are designed to ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and its Committees. Our Corporate Governance Guidelines are reviewed regularly by the Board and revised when appropriate. The full text of our Corporate Governance Guidelines can be found in the “Corporate Governance” section of our website accessible at www.ygyi.com. A printed copy may also be obtained by any stockholder upon request to our Corporate Secretary.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. This Code constitutes a “code of ethics” as defined by the rules of the SEC. This Code also contains “whistle blower” procedures adopted by our Audit Committee regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters. Copies of the code may be obtained free of charge from our website, www.ygyi.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board of Directors be independent and therefore we are not subject to any director independence requirements.  However, for purposes of determining independence we use the definition applied by the NASDAQ Stock Market, our Board of Directors has determined that William Thompson is our only independent director in accordance with such definition.

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Stephan Wallach (Chair) and David Briskie. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. None of the members of the Compensation Committee are independent under the listing standards of the NYSE MKT. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com.

Audit Committee. The Audit Committee of the Board of Directors currently consists of William Thompson. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that William Thompson is an “independent director” under the listing standards of the NYSE MKT. The Board of Directors has also determined that William Thompson is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com.

Investment Committee. The Investment Committee of the Board of Directors currently consists of David Briskie (Chair) and Stephan Wallach as a member. This Committee determines, approves, and reports to the Board of Directors on all elements of acquisitions and investments for the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2014 other than a late filing of a Form 4 to report an option grant by each of Messrs. Briskie, Thompson, Andreoli and Renton.

Our Board regularly assesses the appropriate size of our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates who may come to the attention of the Board through current Board members, professional search firms, stockholders or other persons. Each candidate brought to the attention of the Board, regardless of who recommended such candidate, is considered on the basis of the criteria set forth in our corporate governance guidelines. As stated above, our Board will consider candidates proposed for nomination by our significant stockholders. Stockholders may propose candidates by submitting the names and supporting information to: Board of Directors in care of the Corporate Secretary, Youngevity International, Inc. 2400 Boswell, Chula Vista, California 91914. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2014 and 2013 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2014, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.
	Year	Salary ($)	Bonus ($)	Options Awarded ($)(4)	All Other Compensation (2)($)	Total ($)

Stephan Wallach (1)	2014	184,000	52,589	-	-	236,589
Chief Executive Officer	2013	130,000	83,030	-	-	213,030

William Andreoli (1) (2) (3) (4)	2014	170,000	-	882,500	920,790	1,973,290
President	2013	170,000	-	33,200	893,200	1,096,400

David Briskie (1) (4)	2014	216,308	52,589	282,400	-	551,297
Chief Financial Officer	2013	190,000	83,030	132,900	-	405,930

Michelle Wallach (1)	2014	168,720	52,589	-	-	221,309
Chief Operating Officer	2013	148,200	83,030	-	-	231,230

(1)
Mr. Stephan Wallach, Mr. William Andreoli, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our Company that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received $312,853 and $213,900 in 2014 and 2013, respectively related to their distributor positions, which are not included above. Mr. Andreoli received or beneficially received $180,821 and $176,300 in 2014 and 2013, respectively, related to his distributor positions, which are not included above. Mr. Briskie beneficially received $20,714 and $12,800 in 2014 and 2013, respectively, related to his spouse’s distributor position, which is not included above.

(2)
Mr. Andreoli became our President on October 26, 2011, in connection with the acquisition of FDI.  The Other Compensation includes payments of $920,790 and $893,200 to Mr. Andreoli in 2014 and 2013, respectively in accordance with the terms of our FDI acquisition agreement.

(3)	We paid rent in the amount of $204,000 in 2014 and 2013, to FDI Realty LLC, a company controlled by Mr. Andreoli.

(4)	We use a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant.

Outstanding Equity Awards at Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2014.  We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephan Wallach	5/31/2012	2,500,000	-	$0.22	5/31/2022
William Andreoli	5/31/2012	300,000	100,000	$0.22	5/31/2022
	10/31/2013	50,000	200,000	$0.18	10/31/2023
	7/23/2014	-	5,000,000	$0.23	7/23/2024
David Briskie	5/31/2012	3,750,000	1,250,000	$0.22	5/31/2022
	10/31/2013	200,000	800,000	$0.18	10/31/2023
	10/30/2014	-	2,000,000	$0.19	10/30/2024
Michelle Wallach	5/31/2012	2,500,000	-	$0.22	5/31/2022

Employment Agreements

In July 2011, we entered into an employment agreement with Mr. Briskie, our President of Commercial Development, which expired on June 30, 2012 with an option to extend.  Mr. Briskie currently works as an at-will employee.

On October 25, 2011, we executed a ten year employment agreement with William J. Andreoli for Mr. Andreoli to serve as the Company’s President.  Pursuant to the agreement, Mr. Andreoli is paid an annual base salary of One Hundred Seventy Thousand Dollars ($170,000) and will be eligible for discretionary and transactional bonus payments.  The employment agreement also includes confidentiality obligations and inventions assignments by Mr. Andreoli.

If Mr. Andreoli’s employment is terminated by us for any reason other than for Cause (as defined in the agreement), Mr. Andreoli will be entitled to receive all accrued but unpaid salary amounts payable through the date of termination plus reimbursement of any approved expenses previously incurred and will continue to receive his base salary for six months following termination.  If Mr. Andreoli’s employment is terminated by us for Cause, or if Mr. Andreoli terminates the agreement for any reason, he will be entitled solely to all accrued but unpaid salary amounts payable through the date of termination plus reimbursement of any approved expenses previously incurred.

Code Section 162(m) Provisions

Section 162(m) of the U.S. Internal Revenue Code, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Chief Executive Officer or any of the four most highly compensated officers. Performance-based compensation arrangements may qualify for an exemption from the deduction limit if they satisfy various requirements under Section 162(m). Although we consider the impact of this rule when developing and implementing our executive compensation programs, we believe it is important to preserve flexibility in designing compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m) of the Code. While our stock options are intended to qualify as “performance-based compensation” (as defined by the Code), amounts paid under our other compensation programs may not qualify as such.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2014 regarding the compensation of our directors who at December 31, 2014 were not also named executive officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton	-	1,571	-	1,571
William Thompson	-	3,158	-	3,158
————————
(1) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2014 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model.

As of December 31, 2014 the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
Richard Renton	150,000
William Thompson	150,000

We have granted to non-employee members of the Board of Directors upon appointment, stock options to purchase shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, and additional stock options each year thereafter for their service. We also reimburse the non-employee directors for travel and other out-of-pocket expenses incurred in attending board of director and committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 20, 2015, (the "Evaluation Date") by: (i) each of our current directors, (ii) each of our named executive officers as set forth in Item 11 of this Annual Report, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 393,958,840 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	282,534,450	(2)	71.3%
William Andreoli, President	1,220,000	(3)	*
David Briskie, Chief Financial Officer and Director	15,551,455	(4)	3.9%
Michelle Wallach, Chief Operating Officer and Director	282,500,000	(2)	71.3%
Richard Renton, Director	185,000	(5)	*
William Thompson, Director	60,000	(6)	*
All Executive Officers & Directors, as a group (6 persons)	302,050,905		74.6%

Stockholders owning 5% or more
Carl Grover	32,843,535	(7)	7.8%

*less than 1%

(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o the Company, 2400 Boswell Road, Chula Vista, California 91914.
(2)
Mr. Stephan Wallach, our Chief Executive Officer, owns 280,000,000 shares of common stock through joint ownership with his wife, Michelle Wallach, with whom he shares voting and dispositive control. Mr. Wallach also owns 34,450 shares and options to purchase 2,500,000 shares of common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him and Ms. Wallach also owns options to purchase 2,500,000 shares of common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by her.

(3)
Mr. William Andreoli, our President, owns 770,000 shares of common stock and also owns options to purchase 450,000 shares of common stock exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(4)
Mr. David Briskie, our Chief Financial Officer, owns 3,350,888 shares of common stock, and beneficially owns 2,000,567 shares of common stock owned by Brisk Investments, LP, 5,000,000 shares of common stock owned by Brisk Management, LLC.  Mr. Briskie also owns options to purchase 5,200,000 shares of common stocks that are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(5)
Mr. Renton owns 125,000 shares of common stock through joint ownership with his wife, Roxanna Renton, with whom he shares voting and dispositive control.  Mr. Renton also owns 60,000 options to purchase common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(6)	Mr. Thompson owns 60,000 options to purchase common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.
(7)
Mr. Grover is the sole beneficial owner of 32,843,535 shares of common stock. Includes 11,428,571 shares of common stock exercisable upon conversion of a convertible promissory note in the principal amount of $4,000,000 or within 60 days of the Evaluation Date and 15,652,174 shares of common stock issuable upon the exercise of warrants within 60 days of the Evaluation Date. Mr. Grover’s address is 1010 S. Ocean Blvd., Apt 1017, Pompano Beach, FL 33062.

Equity Compensation Plan Information

The 2012 Equity Incentive Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock have been granted and are currently outstanding.

As of December 31, 2014, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	28,918,500	$0.21	11,042,250

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board Composition

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has established a standard for independence. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NYSE MKT. As of the date of this annual report, our Board consists of five members, one of whom is considered independent as that term is defined by applicable listing standards of the NYSE MKT. Our independent director is: William Thompson.

Our directors are appointed annually, and hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal.

Certain Relationships and Related Transactions

FDI Realty, LLC

FDI Realty is the owner and lessor of the building occupied by us for its sales office in Windham, NH. We are a lessee and currently one of three tenants and have a lease that expired in July 2014 with five 3-year renewal options, currently extended through 2015. Mr. William Andreoli is the single member of FDI Realty. We are a co-guarantor of FDI Realty’s mortgages on the leased building and have an agreement to purchase FDI Realty in connection with the acquisition of FDI.

2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA.  As of December 31, 2012, an immediate family member of a greater than 5% shareholder of the Company was the single member of 2400 Boswell and the Company was a co-guarantor of the 2400 Boswell mortgage on the leased building. During 2013 we acquired 2400 Boswell LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%.

A member of the Board of Directors owns and operates Northwest Nutraceuticals, Inc., a supplier of certain inventory items. We made purchases of approximately $72,000 from this supplier for the year ended December 31, 2014.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive Compensation” of this annual report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended December 31, 2014 and 2014. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	December 31, 2014	December 31, 2013
Audit Fees and Expenses (1)	$200,000	$183,000
Audit Related Fees (2)	9,000	-
All Other Fees	-	-
	$209,000	$183,000

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing for registration statements and forms with the SEC.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year for audit services, audit-related services, tax services and other fees to the Audit Committee for approval.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements of Youngevity International, Inc. and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report.

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Certificate of Incorporation Dated July 15, 2011(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock certificate. (1)
4.2	Warrant for Common Stock issued to David Briskie(1)
4.3	Stock Option issued to Stephan Wallach(1)
4.4	Stock Option issued to Michelle Wallach(1)
4.5	Stock Option issued to David Briskie(1)
4.6	Stock Option issued to William Andreoli(1)
4.7	Stock Option issued to Richard Renton(1)
4.8	Stock Option issued to John Rochon(1)
4.9	Form of Purchase Note Agreement(3)
4.10	Form of Secured Convertible Notes(3)
4.11	Form of Series A Warrants(3)
4.12	Form of Registration Rights Agreement(3)
4.13	Form of Note Purchase Agreement(4)
4.14	Form of Secured Note(4)
10.1	Purchase Agreement with M2C Global, Inc. dated March 9, 2007(1)
10.2	First Amendment to Purchase Agreement with M2C Global, Inc. dated September 7, 2008(1)
10.3	Asset Purchase Agreement with MLM Holdings, Inc. dated June 10, 2010(1)
10.4	Agreement of Purchase and Sale with Price Plus, Inc. dated September 21, 2010(1)
10.5	Amended and Restated Agreement and Plan of Reorganization Javalution Coffee Company, YGY Merge, Inc. dated July 11, 2011(1)
10.6	Asset Purchase Agreement with R-Garden Inc. dated July 1, 2011(1)
10.7	Re-Purchase Agreement with R-Garden dated September 12, 2012(1)
10.8	Agreement and Plan of Reorganization with Javalution dated July 18, 2011(1)
10.9	Asset Purchase Agreement with Adaptogenix, LLC dated August 22, 2011(1)
10.10	Amended Asset Purchase Agreement with Adaptogenix, LLC dated January 27, 2012(1)
10.11	Asset Purchase Agreement with Prosperity Group, Inc. dated October 10, 2011(1)
10.12	Amended and Restated Equity Purchase Agreement with Financial Destination, Inc., FDI Management Co, Inc., FDI Realty, LLC, and MoneyTRAX, LLC dated October 25, 2011(1)
10.13	Exclusive License/Marketing Agreement with GLIE, LLC dba True2Life dated March 20, 2012(1)
10.14	Bill of Sale with Livinity, Inc. dated July 10, 2012(1)
10.15	Consulting Agreement with Livinity, Inc. dated July 10, 2012(1)
10.16	Employment Agreement with William Andreoli dated October 25, 2011(1)
10.17	Promissory Note with 2400 Boswell LLC dated July 15, 2012(1)
10.18	Promissory Note with William Andreoli dated July 1, 2012(1)
10.19	2012 Stock Option Plan(1)
10.20	Form of Stock Option(1)
10.21	Lease with 2400 Boswell LLC dated May 1, 2001(1)
10.22	Lease with FDI Realty LLC dated July 29, 2008(1)
10.23	First Amendment to Lease with FDI Realty LLC dated October 25, 2011(1)
10.24	Lease with Perc Enterprises dated February 6, 2008(1)
10.25	Lease with Perc Enterprises dated September 25, 2012(1)
10.26	Factoring Agreement with Crestmark Bank dated February 12, 2010(1)
10.27	First Amendment to Factoring Agreement with Crestmark Bank dated April 6, 2011(1)
10.28	Second Amendment to Factoring Agreement with Crestmark Bank dated February 1, 2013(1)
10.29	Lease with Perc Enterprises dated March 19, 2013(1)
10.30	Purchase Agreement with Ma Lan Wallach dated March 15, 2013(1)
10.31	Promissory Note with Plaza Bank dated March 14, 2013(1)
10.32	Form of Security Agreement(3)
10.33	Guaranty Agreement made by Stephan Wallach(3)
10.34	Form of Security Agreement(4)
10.35	Guaranty Agreement made by Stephan Wallach(4)
10.36	Credit Agreement with Wells Fargo Bank, National Association dated October 10, 2014*
21.1	Subsidiaries of Youngevity International, Inc.*(2)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of David Briskie, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification David Briskie, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013

(2)	Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 27, 2014

(3)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014

(4)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

March 30, 2015	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2015
Stephan Wallach

/s/ David Briskie	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2015
David Briskie

/s/ Michelle Wallach	Chief Operating Officer and Director	March 30, 2015
Michelle Wallach

/s/ William Thompson	Director	March 30, 2015
William Thompson

/s/ Richard Renton	Director	March 30, 2015
Richard Renton