Form 10-Q
period 2015-03-31
Youngevity International, Inc.
filed 2015-05-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, the issuer had 392,272,887 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,273	$2,997
Accounts receivable, due from factoring company	2,062	1,612
Accounts receivable, trade	147	180
Income tax receivable	521	308
Deferred tax assets, net current	801	801
Inventory	13,920	11,783
Prepaid expenses and other current assets	4,695	3,753
Total current assets	26,419	21,434

Property and equipment, net	10,988	10,319
Deferred tax assets, long-term	3,140	3,140
Intangible assets, net	14,583	14,516
Goodwill	6,323	6,323
Total assets	$61,453	$55,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,191	$5,407
Accrued distributor compensation	4,267	4,177
Accrued expenses	2,641	2,332
Deferred revenues	4,656	5,075
Other current liabilities	1,059	477
Capital lease payable, current portion	9	24
Notes payable, current portion	5,398	228
Warrant derivative liability	3,804	3,712
Contingent acquisition debt, current portion	2,703	2,765
Total current liabilities	29,728	24,197

Capital lease payable, net of current portion	1	4
Notes payable, net of current portion	4,865	4,839
Convertible notes payable, net of debt discounts	633	396
Contingent acquisition debt, net of current portion	7,385	7,707
Total liabilities	42,612	37,143

Commitments and contingencies

Stockholders' Equity:
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,392,887 and 390,301,312 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	392	390
Additional paid-in capital	168,021	167,386
Accumulated deficit	(149,281)	(148,912)
Accumulated other comprehensive loss	(291)	(275)
Total stockholders' equity	18,841	18,589
	$61,453	$55,732

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$36,807	$26,403
Cost of revenues	16,525	10,567
Gross profit	20,282	15,836
Operating expenses
Distributor compensation	14,138	10,949
Sales and marketing	2,121	1,362
General and administrative	3,649	2,567
Total operating expenses	19,908	14,878
Operating income	374	958
Interest expense, net	(1,082)	(380)
Change in fair value of warrant derivative liability	(92)	-
Total other expense	(1,174)	(380)
Net (loss) income before income taxes	(800)	578
Income tax (benefit) provision	(431)	151
Net (loss) income	(369)	427
Preferred stock dividends	(3)	(4)
Net (loss) income available to common stockholders	$(372)	$423

Net (loss) income per share, basic	$0.00	$0.00
Net (loss) income per share, diluted	$0.00	$0.00

Weighted average shares outstanding, basic	391,059,153	388,505,369
Weighted average shares outstanding, diluted	391,059,153	389,804,068

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net (loss) income:	$(369)	$427
Foreign currency translation	(16)	2
Total other comprehensive loss (income)	(16)	2
Comprehensive (loss) income	$(385)	$429

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(369)	$427
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	776	615
Stock based compensation expense	144	148
Amortization of deferred financing costs	213	-
Change in fair value of warrant derivative liability	92	-
Amortization of debt discount	237	11
Expenses allocated to profit sharing agreement	(176)	-
Gain on disposal of assets	-	(1)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(417)	(83)
Inventory	(2,137)	(63)
Prepaid expenses and other current assets	(398)	(997)
Accounts payable	(216)	981
Accrued distributor compensation	90	759
Deferred revenues	(419)	876
Accrued expenses and other liabilities	609	(8)
Income taxes receivable	(213)	-
Net Cash (Used in) Provided by Operating Activities	(2,184)	2,665

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(100)	-
Purchases of property and equipment	(932)	(326)
Net Cash Used in Investing Activities	(1,032)	(326)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	5,080	-
Proceeds from factoring company, net	279	519
Payments of notes payable, net	(54)	(60)
Payments of contingent acquisition debt	(688)	(303)
Payments of capital leases	(18)	(22)
Repurchase of common stock	(91)	(48)
Net Cash Provided by Financing Activities	4,508	86
Foreign Currency Effect on Cash and Cash Equivalents	(16)	2
Net increase in cash and cash equivalents	1,276	2,427
Cash and Cash Equivalents, Beginning of Period	2,997	4,320
Cash and Cash Equivalents, End of Period	$4,273	$6,747

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$637	$386
Income taxes	$-	$280

Supplemental Disclosures of Non-cash Investing and Financing Activities
Acquisition of net assets in exchange for contingent acquisition debt (see Note 4 for non-cash activity)	$505	$-
Common stock issued in connection with financing	$587	$-
See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2015

Note 1. Basis of Presentation and Description of Business

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

The statements presented as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications have been made to conform to the current year presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua (subsidiary of CLR), Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S and Youngevity International Singapore Pte. Ltd.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method. Since the Company incurred a loss for the three months ended March 31, 2015, 1,405,101 common share equivalents were excluded in the computation of diluted loss per share.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

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

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Under the terms of the Factoring Agreement, the Company effectively sold those identified accounts receivable to Crestmark with non-credit related recourse. The Company continues to be responsible for the servicing and administration of the receivables.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $2,062,000 and $1,612,000 as of March 31, 2015 and December 31, 2014, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $818,000 and $538,000 as of March 31, 2015 and December 31, 2014, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, which includes the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs.  In accordance with US generally accepted accounting principles (“GAAP”), plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 31, 2015 the harvest cost associated with the 2015 production is $697,000.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of March 31, 2015, the balance in deferred revenues attributable to Heritage Makers was approximately $4,656,000.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2015, the balance in deferred costs was approximately $1,725,000 and was included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company's consolidated financial statements. Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015 the FASB proposed a one year delay in the effective date.  If approved, the proposal will also permit early adoption up to the original effective date for public companies. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Note 2.  Income Taxes

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

The Company analyzes its firm purchase commitments, which currently consist primarily of commitments to purchase green coffee, at each period end. When necessary, provisions are made in each reporting period if the amounts to be realized from the disposition of the inventory items are not adequately protected by firm sales contracts of such inventory items. In that situation, a loss would be recorded for the inventory cost in excess of the saleable market value. There were no such losses for the three months ended March 31, 2015 and 2014.

Inventories consist of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Finished goods	$7,886	$7,817
Raw materials	6,511	4,444
	14,397	12,261
Reserve for excess and obsolete	(477)	(478)
Inventory, net	$13,920	$11,783

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

During the three months ended March 31, 2015, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Sta-Natural, LLC

On February 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, the Company’s distributors and customers have access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company made an initial cash payment of $50,000 of which the Company also received certain inventories valued at $25,000, the initial cash payment will be applied against and reduce the maximum aggregate purchase price.

The Company has agreed to pay Sta-Natural a monthly payment equal to eight (8%) of all gross sales revenue generated by the Sta-Natural distributor organization in accordance with the asset purchase agreement, regardless of products being sold and pay five (5%) royalty on Sta-Natural product revenue until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid aggregate cash payment equal to $450,000. All payments of Sta-Natural distributor revenue will be applied against and reduce the maximum aggregate purchase price;  however if the aggregate gross sales revenue generated by the Sta-Natural distributor organization, for a twelve (12) months period following the closing date does not equal or exceed $500,000 then the maximum aggregate purchase price will be reduced by the difference of the $500,000 and the average distributor revenue for a twelve (12) month period: provided, however, that in no event will the maximum aggregate purchase price be reduced below $300,000.

The contingent consideration’s estimated fair value at the date of acquisition was $285,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired and liabilities assumed were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Sta-Natural is as follows (in thousands):

Distributor organization	$140
Customer-related intangible	110
Trademarks and trade name	60
Initial cash payment	(25)
Total purchase price	$285

The preliminary fair value of intangible assets acquired was determined through the use of a discounted cash flow methodology. The trademarks and trade name, customer-related intangible and distributor organization intangible are being amortized over their estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

The Company expects to finalize the valuation within one (1) year from the acquisition date.

Revenues related to the acquisition for the three months ending March 31, 2015 were minimal.

The pro-forma effect assuming the business combination with Sta-Natural discussed above had occurred at the beginning of the current period is not presented as the information was not available.

JD Premium LLC

On March 4, 2015, the Company acquired certain assets of JD Premium, LLC (“JD Premium”) a dietary supplement company. As a result of this business combination, the Company’s distributors and customers have access to JD Premium’s unique line of products and JD Premium’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company made an initial cash payment of $50,000 for the purchase of certain inventories, which will be applied against and reduce the maximum aggregate purchase price.

The Company has agreed to pay JD Premium a monthly payment equal to seven (7%) of all gross sales revenue generated by the JD Premium distributor organization in accordance with the asset purchase agreement, regardless of products being sold and pay five (5%) royalty on JD Premium product revenue until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid aggregate cash payment equal to $450,000. All payments of JD Premium distributor revenue will be applied against and reduce the maximum aggregate purchase price;  however if the aggregate gross sales revenue generated by the JD Premium distributor organization, effective April 4, 2015 for a twenty-four (24) months period does not equal or exceed $500,000 then the maximum aggregate purchase price will be reduced by the difference of the $500,000 and the average annual distributor revenue; provided, however, that in no event will the maximum aggregate purchase price be reduced below $300,000.

The contingent consideration’s estimated fair value at the date of acquisition was $195,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for JD Premium is as follows (in thousands):

Distributor organization	$110
Customer-related intangible	85
Total purchase price	$195

The preliminary fair value of intangible assets acquired was determined through the use of a discounted cash flow methodology. The customer-related intangible and distributor organization intangible are being amortized over their estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

The Company expects to finalize the valuation within one (1) year from the acquisition date.

Revenues related to the acquisition for the three months ending March 31, 2015 were minimal.

The pro-forma effect assuming the business combination with JD Premium discussed above had occurred at the beginning of the current period is not presented as the information was not available.

Note 5. Intangible Assets and Goodwill

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

Intangible assets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$10,760	$5,357	$5,403	$10,475	$5,126	$5,349
Trademarks and trade names	4,516	360	4,156	4,441	304	4,137
Customer relationships	6,620	2,133	4,487	6,400	1,932	4,468
Internally developed software	720	183	537	720	158	562
Intangible assets	$22,616	$8,033	$14,583	$22,036	$7,520	$14,516

Amortization expense related to intangible assets was approximately $513,000 and $477,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of March 31, 2015 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2015 and 2014.

Note 6. Debt

January 2015 Private Placement

On January 29, 2015, the Company completed its January 2015 Private Placement and entered into Note Purchase Agreements (the “Note” or “Notes”) with three accredited investors.  The Company raised aggregate gross proceeds of $5,250,000 in the offering and sold aggregate units consisting of the Notes in the aggregate principal amount of $5,250,000 and 1,575,000 shares of our common stock, par value $0.001 per share. The Notes bear interest at a rate of eight percent (8%) per annum to be paid quarterly in arrears starting March 31, 2015, with all principal and unpaid interest due at maturity on January 5, 2016 and January 28, 2016 in accordance with the respective Notes. The Company has the right to prepay the Notes at any time at a rate equal to 100% of the then outstanding principal balance and accrued interest.  The Notes rank pari passu to all other notes of the Company other than certain outstanding senior debt.  The Company’s wholly-owned subsidiary, CLR, has provided collateral to secure the repayment of the Notes and has pledged the Nicaragua green coffee beans acquired with the proceeds, that are to be sold under the terms of our customer’s Letter of Intent, Sourcing and Supply Agreement, the contract rights under the letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations), all subject to the terms and conditions of a security agreement among the Company, CLR and the investors. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors. With respect to the aggregate offering, the Company used one placement agent and paid a placement fee of $157,500, in addition to the payment of certain legal expenses of the placement agent, and the Company issued to the placement agent an aggregate of 875,000 shares of common stock, par value $0.001 per share.

Issuance costs related to the Notes and the common stock were approximately $170,000 and $587,000 in cash and non-cash costs, respectively, which were recorded as deferred financing costs and are included under prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Notes.  As of March 31, 2015 the remaining balance in deferred financing costs is approximately $568,000. The quarterly amortization of the deferred financing costs is $189,000 and is recorded as interest expense.

The net proceeds are primarily for the purchase of green coffee to accelerate the growth of the coffee segment green coffee business. As of March 31, 2015 the principal amount of $5,250,000 remains outstanding on the Notes.

Convertible Notes Payable

Note Purchase Agreement – July 2014 Private Placement

As of March 31, 2015, the Company had outstanding convertible notes payable of $633,000, net of unamortized discounts of $4,117,000. The outstanding convertible notes payable (“Offerings”) of the Company are secured by certain pledged Company assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due at maturity between July 30, 2019 and September 9, 2019. As of March 31, 2015 the principal amount of $4,750,000 remains outstanding.

In connection with the issuance of these Offerings, the Company issued warrants that require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The estimated fair value of the warrants issued in connection with the Offerings totaled $3,697,000, and has been recorded as a derivative liability with a corresponding debt discount that will be amortized over the term of the Offerings to interest expense. We revalue the derivative liability on each balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire, in accordance with the Offerings (see Note 7, below.)

Additionally, upon issuance of the Offerings, the Company recorded the discount for the beneficial conversion feature of $1,053,000.  The debt discount associated with the beneficial conversion feature is amortized to interest expense over the life of the Offerings. The Company recorded approximately $238,000 of interest expense for the amortization of the debt discounts during the three months ended March 31, 2015.

The following table summarizes information relative to the convertible note(s) outstanding (in thousands):

March 31, 2015
Convertible notes	$4,750
Less: detachable warrants discount	(3,697)
Less: conversion feature discount	(1,053)
Amortization of debt discounts	633
Convertible notes, net of discounts	$633

Cash issuance costs related to the Offerings were approximately $490,000 and were recorded as deferred financing costs and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Offerings.  As of March 31, 2015 the remaining balance in deferred financing costs is approximately $425,000. The quarterly amortization of the deferred financing costs is approximately $25,000 and is recorded as interest expense.

Note 7. Derivative Liability

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

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and in aggregate value as of the respective dates as follows:

Closing Dates:	Issued Warrants	Estimated Total Fair Value in Aggregate $ as of March 31, 2015	Estimated Total Fair Value in Aggregate $ as of December 31, 2014

July 31, 2014 Warrants	19,966,768	$3,484,000	$3,398,000
August 14, 2014 Warrants	1,721,273	300,000	294,000
September 10, 2014 Warrants	114,752	20,000	20,000
	21,802,793	$3,804,000	$3,712,000

The change in the fair value of the derivative liability between March 31, 2015 and December 31, 2014, resulted in an increase only to the derivate liability of approximately $92,000 which was recognized as other expense in the condensed consolidated statements of operations. We will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The estimated fair value of the warrants were computed as of March 31, 2015 and as of December 31, 2014 using a Black-Scholes and Monte Carlo option pricing model, respectively, using the following assumptions:

	March 31, 2015	December 31, 2014
Stock price volatility	90%	90%
Risk-free interest rates	1.37%	1.65%
Annual dividend yield	0%	0%
Expected life	4.3-4.4 years	4.6-4.7 years

In addition, Management assessed the probabilities of future financing assumptions in the valuation models.

Note 8.   Fair Value of Financial Instruments

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

In connection with the 2014 Private Placement, we issued warrants to purchase shares of our common stock which are accounted for as derivative liabilities (see Note 6 and 7, above.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,703	$-	$-	$2,703
Contingent acquisition debt, less current portion	7,385	-	-	7,385
Warrant derivative liability	3,804	-	-	3,804
Total liabilities	$13,892	$-	$-	$13,892

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,765	$-	$-	$2,765
Contingent acquisition debt, less current portion	7,707	-	-	7,707
Warrant derivative liability	3,712	-	-	3,712
Total liabilities	$14,184	$-	$-	$14,184

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. There were no changes to the fair value of contingent acquisition liabilities during the three months ended March 31, 2015 and 2014.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 31, 2015 and December 31, 2014, and accrued dividends of approximately $89,000 and $86,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Common Stock

The Company had 392,392,887 common shares outstanding as of March 31, 2015. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders. As of March 31, 2015, warrants to purchase 35,214,980 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding, exercisable and expire at various dates through August 2019.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the three months ended March 31, 2015, the Company repurchased a total of 359,675 shares at a weighted-average cost of $0.25.  A total of 2,821,625 shares have been repurchased to-date at a weighted-average cost of $0.24. The remaining number of shares authorized for repurchase under the plan as of March 31, 2015 is 12,178,375.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At March 31, 2015, the Company had 10,802,900 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the three months ended March 31, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2014	28,918,500	$0.21	$786
Granted	244,750	0.23
Canceled/expired	(5,400)	0.19
Exercised	(1,250)	0.24	-
Outstanding March 31, 2015	29,156,600	$0.21	$1,069
Exercisable March 31, 2015	17,228,600	$0.22	$530

The weighted-average fair value per share of the granted options for the three months ended March 31, 2015 and 2014 was approximately $0.12 and $0.09, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $144,000 and $148,000 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $1,758,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 5.12 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

Shares Issued in Private Placement

On January 29, 2015, we completed our January 2015 Private Placement pursuant to which we entered into Notes Payable Agreements (see Note 6, above) and issued 2,450,000 shares of our common stock. The shares of common stock issued under the January 2015 Private Placement were offered and issued without registration under the Securities Act of 1933, as amended, (the “1933 Act”). The securities may not be sold, transferred or assigned in the absence of an effective registration statement for the securities under the 1933 Act, or an opinion of counsel, in form, substance and scope customary for opinions of counsel in comparable transaction, that registration in required under the 1933 Act or unless sold pursuant to Rule 144 under the 1933 Act.

Warrants to Purchase Common Stock

As of March 31, 2015, warrants to purchase 35,214,980 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of March 31, 2015 expiring at various dates through August 2019, and have a weighted average remaining term of approximately 3.05 years as of March 31, 2015.

Note 10.  Segment and Geographical Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Direct selling	$31,623	$24,132
Commercial coffee	5,184	2,271
Total revenues	$36,807	$26,403
Gross profit
Direct selling	$20,724	$15,842
Commercial coffee	(442)	(6)
Total gross profit	$20,282	$15,836
Net income (loss)
Direct selling	$215	$762
Commercial coffee	(584)	(335)
Total net (loss) income	$(369)	$427
Capital expenditures
Direct selling	$384	$114
Commercial coffee	548	212
Total capital expenditures	$932	$326

	As of
	March 31, 2015	December 31, 2014
Total assets
Direct selling	$38,619	$36,149
Commercial coffee	22,834	19,583
Total assets	$61,453	$55,732

Total tangible assets located outside the United States are approximately $4.7 million as of March 31, 2015. For the year ended December 31, 2014, total assets located outside the United States were approximately $4.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$34,123	$24,821
International	2,684	1,582
Total revenues	$36,807	$26,403

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the three months ended March 31, 2015, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales.

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

We also engage in the commercial sale of coffee.  We own a traditional coffee roasting business, CLR that sells roasted and unroasted coffee and produces coffee under its own Cafe La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua– an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

We derive approximately 93% of our revenue and related costs from within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three months ended March 31, 2015 and 2014.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

For the three months ended March 31, 2015, our revenue increased 39.4% to $36,807,000 as compared to $26,403,000 for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. The increase in direct selling revenue is attributed primarily to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $2,069,000 in additional revenues derived from the Company’s acquisitions compared to the prior period. The increase in revenues in the commercial coffee segment is primarily due to the addition of green coffee business during 2014. The following table summarizes our revenue in thousands by segment:

	For the Three Months Ended March 31,		Percentage change
Segment Revenues	2015	2014
Direct selling	$31,623	$24,132	31.0%
Commercial coffee	5,184	2,271	128.3%
Total	$36,807	$26,403	39.4%

Cost of Revenue and Gross Profit

For the three months ended March 31, 2015, cost of revenue increased approximately 56.4% to $16,525,000 as compared to $10,567,000 for the three months ended March 31, 2014. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 168.2%, primarily due to the addition of green coffee business, which is sold at wholesale, and expensed set up costs associated with the Nicaragua operations.

For the three months ended March 31, 2015, gross profit increased approximately 28.1% to $20,282,000 as compared to $15,836,000 for the three months ended March 31, 2014. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the Three Months Ended March 31,
Segment Gross Profit	2015	2014
Direct selling	65.5%	65.6%
Commercial coffee	(8.6)%	(0.3)%
Consolidated	55.1%	60.0%

Gross profit as a percentage of revenues in the direct selling segment remained constant for the three months ended March 31, 2015, compared with the same period last year. The decrease in gross margin in the commercial coffee segment was primarily due to margin compression from fixed price contracts, lower margins from the green coffee sales, increases in direct labor costs and expensed set up costs associated with the Nicaragua operations.

Operating Expenses

For the three months ended March 31, 2015, our operating expenses increased approximately 33.8% to $19,908,000 as compared to $14,878,000 for the three months ended March 31, 2014. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the three months ended March 31, 2015, distributor compensation increased 29.1% to $14,138,000 from $10,949,000 for the three months ended March 31, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.7% as compared to 45.4% for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the sales and marketing expense increased 55.7% to $2,121,000 from $1,362,000 for the three months ended March 31, 2014 primarily due to our costs related to our annual convention held in the current quarter of 2015 whereas in the prior year the convention was held in the second quarter of fiscal 2014. Other increases were related to increases in promotional and selling costs and costs related to the international expansion efforts.

For the three months ended March 31, 2015, the general and administrative expense increased 42.2% to $3,649,000 from $2,567,000 for the three months ended March 31, 2014 primarily due to increases in employee compensation, legal, accounting, setup cost associated with our MK Collaborative product line and international expansion efforts as we continue our rapid expansion plans.

Total Other Expense

For the three months ended March 31, 2015, total other expense, net increased 209% to $1,174,000 as compared to $380,000 for the three months ended March 31, 2014. The increase was primarily due to interest expense related to contingent acquisition debt and the interest associated with our 2014 and 2015 Private Placement transactions notes payable. Non-cash interest components include amortization of deferred financing costs related to the Private Placements and the amortization of the debt discount associated with the 2014 Private Placement transaction convertible note payable.

Change in Fair Value of Warrant Derivative Liability. Increases or decreases in fair value of the warrants associated with our 2014 Private Placement transaction for the three months ended March 31, 2015 are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period. As of March 31, 2015, the liability for warrants increased from the December 31, 2014 valuation by $92,000 (see Note 7, to the Financial Statements.) We did not have derivative liabilities during the same period in 2014.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of March 31, 2015 we have recognized income tax benefit of approximately $431,000, which is our estimated federal and state and foreign income calculation for the three months ended March 31, 2015.

Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The difference between the effective rate of 53.85% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), change in state tax rates, and certain permanent differences between our taxable and book income.

Net Income (Loss)

For the three months ended March 31, 2015, the Company reported a net loss of $369,000 as compared to a net income of $427,000 for the three months ended March 31, 2014. The decrease of $796,000 was attributable to $1,378,000 decrease in income before income taxes, offset by income tax expense decrease of $582,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," was $1,297,000 for the three months ended March 31, 2015 compared to $1,722,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure.  We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock based compensation expense, change in the fair value of the warrant derivative and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net (loss) income for the three months ended March 31, 2015 and 2014 is included in the table below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net (Loss) Income	$(369)	$427
Add
Interest	1,085	381
Income taxes	(431)	151
Depreciation	263	138
Amortization	513	477
EBITDA	1,061	1,574
Add
Stock based compensation	144	148
Change in the fair value of warrant derivative	92	-
Adjusted EBITDA	$1,297	$1,722

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2015 we had cash and cash equivalents of approximately $4,273,000 as compared to cash and cash equivalents of $2,997,000 as of December 31, 2014. The increase in cash was primarily due to our financing activities associated with our Private Placements offset by cash used for capital expenditures.

Cash Flows

Cash used in operating activities. Net cash used by operating activities for the three months ended March 31, 2015 was $2,184,000, as compared to net cash provided by operating activities of $2,665,000 for the three months ended March 31, 2014. Net cash used by operating activities consisted of net loss of $369,000 reduced by $1,286,000 in net non-cash operating expenses, and $3,101,000 in operating assets and liabilities.

Net non-cash operating expenses included $776,000 in depreciation and amortization, $144,000 in stock based compensation expense, $213,000 related to the amortization of deferred costs associated with our Private Placements and $153,000 in other non-cash expenses, net.

Changes in operating assets and liabilities were attributable to decreases in working capital primarily related to changes in accounts receivable, net of $417,000 of which $450,000 related to our factoring receivable and offset by a decrease of $33,000 from trade related receivables, inventory of $2,137,000, prepaid expenses and other current assets, net of $398,000 (net of non-cash deferred costs), accounts payable of $216,000, deferred revenues of $419,000 and $213,000 related to income tax receivable. Increases in working capital primarily related to changes in accrued distributor compensation of $90,000 and accrued expenses and other liabilities of $609,000.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2015 was $1,032,000, as compared to net cash used in investing activities of $326,000 for the three months ended March 31, 2014. Net cash used in investing activities consisted of $100,000 in initial cash payments related to our business acquisitions (see Note 4, to the Financial Statements) and $932,000 in purchases of property and equipment and leasehold improvements.

Cash provided by financing activities. Net cash provided by financing activities was $4,508,000 for the three months ended March 31, 2015 as compared to net cash used in financing activities of $86,000 in the same period in 2014. The increase in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000, $279,000 from the CLR factoring agreement, offset by $54,000 in payments to reduce notes payable, $688,000 in payments related to contingent acquisition debt, $18,000 in payments to reduce capital lease obligations and $91,000 in payments related to the Company’s share repurchase program.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, our accounts receivable factoring agreement and line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, on January 29, 2015 we completed a private placement offering (the “Offering”), pursuant to which we had offered for sale as units  up to a maximum of $6,000,000 principal amount of 8% secured promissory notes  and 1,800,000 shares of common stock, par value $0.001 per share. We raised aggregate gross proceeds of $5,250,000 in the Offering and sold aggregate units consisting of the 8% secured promissory notes in the aggregate principal amount of $5,250,000 and 1,575,000 shares of our common stock. The Offering was placed with three accredited investors, pursuant to a securities purchase agreement entered into with the investors. The funds were used by us to purchase green coffee which will be sold during fiscal 2015.

On October 10, 2014, we entered into a revolving line of credit agreement with Wells Fargo Bank National Association, the Company’s principal banking partner. The line of credit provides us with a $2.5 million revolving credit line. The outstanding principal balance of the line of credit shall bear interest at a fluctuating rate per annum determined by the bank to be two and three-quarter percent (2.75%) above daily one month LIBOR as in effect from time to time. We intend to utilize the revolver to finance working capital. The bank charges an unused commitment fee equal to five tenths percent (.5%) per annum on the daily unused amount of the Line of Credit and is payable quarterly. The Company intends to utilize the revolver to finance working capital. As of March 31, 2015, there were no amounts currently drawn against this facility.

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

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company's consolidated financial statements. Early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015 the FASB proposed a one year delay in the effective date.  If approved, the proposal will also permit early adoption up to the original effective date for public companies. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 30, 2015, and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases activity during the three months ended March 31, 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended March 31, 2015	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	73,325	$0.24	73,325	12,464,725
February 1, 2015 to February 28, 2015	154,600	$0.24	154,600	12,310,125
March 1, 2015 to March 31, 2015	131,750	$0.25	131,750	12,178,375
Total	359,675	$0.25	359,675

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

Date: May 14, 2015

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2015