Form 10-Q
period 2015-06-30
Youngevity International, Inc.
filed 2015-08-13
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, the issuer had 391,948,723 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,628	$2,997
Accounts receivable, due from factoring company	984	827
Accounts receivable, trade	983	965
Income tax receivable	1,130	308
Deferred tax assets, net current	801	801
Inventory	16,848	11,783
Prepaid expenses and other current assets	4,842	3,753
Total current assets	28,216	21,434

Property and equipment, net	11,867	10,319
Deferred tax assets, long-term	3,140	3,140
Intangible assets, net	14,758	14,516
Goodwill	6,323	6,323
Total assets	$64,304	$55,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,600	$5,407
Accrued distributor compensation	4,216	4,177
Accrued expenses	2,776	2,332
Deferred revenues	4,320	5,075
Other current liabilities	868	477
Capital lease payable, current portion	38	24
Notes payable, current portion	5,472	228
Warrant derivative liability	6,013	3,712
Contingent acquisition debt, current portion	2,646	2,765
Total current liabilities	32,949	24,197

Capital lease payable, net of current portion	81	4
Notes payable, net of current portion	4,738	4,839
Convertible notes payable, net of debt discount	871	396
Contingent acquisition debt, net of current portion	7,342	7,707
Total liabilities	45,981	37,143

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 391,926,133 and 390,301,312 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	392	390
Additional paid-in capital	167,976	167,386
Accumulated deficit	(149,689)	(148,912)
Accumulated other comprehensive loss	(356)	(275)
Total stockholders’ equity	18,323	18,589
Total Liabilities and Stockholders’ Equity	$64,304	$55,732
See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$38,743	$32,718	$75,550	$59,121
Cost of revenues	14,933	13,776	31,459	24,343
Gross profit	23,810	18,942	44,091	34,778
Operating expenses
Distributor compensation	15,736	12,753	29,874	23,702
Sales and marketing	1,592	1,905	3,713	3,267
General and administrative	4,193	3,042	7,841	5,609
Total operating expenses	21,521	17,700	41,428	32,578
Operating income	2,289	1,242	2,663	2,200
Interest expense, net	(1,097)	(503)	(2,179)	(883)
Change in fair value of warrant derivative liability	(2,209)	-	(2,301)	-
Total other expense	(3,306)	(503)	(4,480)	(883)
Net (loss) income before income taxes	(1,017)	739	(1,817)	1,317
Income tax (benefit) provision	(609)	195	(1,040)	346
Net (loss) income	(408)	544	(777)	971
Preferred stock dividends	(3)	(4)	(6)	(8)
Net (loss) income available to common stockholders	$(411)	$540	$(783)	$963

Net (loss) income per share, basic	$0.00	$0.00	$0.00	$0.00
Net (loss) income per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, basic	392,204,724	388,981,597	391,631,939	388,743,483
Weighted average shares outstanding, diluted	392,204,724	389,586,856	391,631,939	389,338,603

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(408)	$544	$(777)	$971
Foreign currency translation	(65)	(57)	(81)	(55)
Total other comprehensive loss	(65)	(57)	(81)	(55)
Comprehensive (loss) income	$(473)	$487	$(858)	$916

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(777)	$971
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,608	1,265
Stock based compensation expense	275	247
Amortization of deferred financing costs	426	-
Change in fair value of warrant derivative liability	2,301	-
Amortization of debt discount	475	21
Expenses allocated in profit sharing agreement	(170)	-
Change in fair value of contingent acquisition debt	-	6
Gain on disposal of assets	-	(1)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(175)	(80)
Inventory	(5,065)	(2,552)
Prepaid expenses and other current assets	(758)	(1,256)
Accounts payable	782	2,003
Accrued distributor compensation	39	1,061
Deferred revenues	(755)	1,334
Accrued expenses and other liabilities	704	481
Income taxes receivable	(822)	-
Net Cash (Used in) Provided by Operating Activities	(1,912)	3,500

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(219)	(2,100)
Purchases of property and equipment	(1,592)	(1,248)
Net Cash Used in Investing Activities	(1,811)	(3,348)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	5,080	-
Proceeds from the exercise of stock options and warrants, net	8	351
Proceeds from factoring company, net	125	553
Payments of notes payable, net	(107)	(115)
Payments of contingent acquisition debt	(1,375)	(861)
Payments of capital leases	(24)	(46)
Repurchase of common stock	(272)	(155)
Net Cash Provided by (Used in) Financing Activities	3,435	(273)
Foreign Currency Effect on Cash	(81)	(55)
Net decrease in cash and cash equivalents	(369)	(176)
Cash and Cash Equivalents, Beginning of Period	2,997	4,320
Cash and Cash Equivalents, End of Period	$2,628	$4,144

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,112	$924
Income taxes	$-	$547

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4 for non-cash activity)	$1,255	$5,532
Common stock issued in connection with financing	$587	$-
Capital lease and accounts payable agreements for manufacturing equipment	$526	$-
See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

The statements presented as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications have been made to conform to the current year presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

We have reclassified the interest expense and the change in the derivative liability associated with our 2014 Private Placement from our direct selling segment to our commercial coffee segment within our condensed consolidated statements of operations to conform to our current period presentation. The proceeds related to the 2014 Private Placement have been primarily used to expand to commercial coffee segment. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss).

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S and Youngevity International Singapore Pte. Ltd.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method. Since the Company incurred a net loss for the three and six months ended June 30, 2015, 7,434,581 and 4,881,194, respectively, common share equivalents were not included in the weighted-average calculation since their effect would have been anti-dilutive.

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $984,000 and $827,000 as of June 30, 2015 and December 31, 2014, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $663,000 and $538,000 as of June 30, 2015 and December 31, 2014, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, which includes the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs.  In accordance with US generally accepted accounting principles (“GAAP”), plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest cost is then recognized as the inventory value.

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs and were reclassified as inventory as of April 30, 2015. The remaining inventory as of June 30, 2015 is $586,000.

Costs associated with the 2016 harvest as of June 30, 2015 total approximately $102,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheet.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. The balance deferred revenues as of June 30, 2015 and December 31, 2014, is approximately $4,320,000 and $5,075,000, respectively.

Deferred costs relate to prepaid commissions that are recognized in expense at the time the related revenue is recognized. The balance in deferred costs as of June 30, 2015 and December 31, 2014, is approximately $1,689,000 and $1,695,000, respectively, and is included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015 the FASB approved a one year delay in the effective date with an early adoption up to the original effective date for public companies. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

The Company analyzes its firm purchase commitments, which currently consist primarily of commitments to purchase green coffee, at each period end. When necessary, provisions are made in each reporting period if the amounts to be realized from the disposition of the inventory items are not adequately protected by firm sales contracts of such inventory items. In that situation, a loss would be recorded for the inventory cost in excess of the saleable market value. There were no such losses for the six months ended June 30, 2015 and 2014.

Inventories consist of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Finished goods	$8,646	$7,817
Raw materials	8,750	4,444
	17,396	12,261
Reserve for excess and obsolete	(548)	(478)
Inventory, net	$16,848	$11,783

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

During the six months ended June 30, 2015, the Company entered into three acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to the unique line of Mialisia’s patent-pending “VersaStyle™” jewelry and Mialisia’s distributors and customers will gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company agreed to pay initial cash payment of $118,988, for of which the Company received certain inventories, the initial cash payment will be applied against and reduce the maximum aggregate purchase price.

The Company has agreed to pay Mialisia a monthly payment equal to seven (7%) of all gross sales revenue generated by the Mialisia distributor organization in accordance with the asset purchase agreement, regardless of products being sold and pay five (5%) royalty on Mialisia product revenue until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid aggregate cash payment equal to $1,781,012. All payments of Mialisia distributor revenue will be applied against and reduce the maximum aggregate purchase price;  however if the aggregate gross sales revenue generated by the Mialisia distributor organization, for a twelve (12) months period following the closing date does not equal or exceed $1,900,000 then the maximum aggregate purchase price will be reduced by the difference of the $1,900,000 and the average distributor revenue for a twelve (12) month period: provided, however, that in no event will the maximum aggregate purchase price be reduced below $1,650,000.

The contingent consideration’s estimated fair value at the date of acquisition was $700,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Mialisia is as follows (in thousands):

Distributor organization	$350
Customer-related intangible	200
Trademarks and trade name	150
Total purchase price	$700

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

Revenues related to the acquisition for the three months ending June 30, 2015 were minimal.

The pro-forma effect assuming the business combination with Mialisia discussed above had occurred at the beginning of the current period is not presented as the information would not be significant to a user of the condensed consolidated financial statements

Sta-Natural, LLC

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

Revenues related to the acquisition for the six months ending June 30, 2015 were minimal.

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

Revenues related to the acquisition for the six months ending June 30, 2015 were minimal.

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

Intangible assets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$11,110	$5,596	$5,514	$10,475	$5,126	$5,349
Trademarks and trade names	4,666	417	4,249	4,441	304	4,137
Customer relationships	6,820	2,338	4,482	6,400	1,932	4,468
Internally developed software	720	207	513	720	158	562
Intangible assets	$23,316	$8,558	$14,758	$22,036	$7,520	$14,516

Amortization expense related to intangible assets was approximately $525,000 and $482,000 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense related to intangible assets was approximately $1,038,000 and $959,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of June 30, 2015 and December 31, 2014 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and six months ended June 30, 2015 and 2014.

Note 6. Debt

January 2015 Private Placement

On January 29, 2015, the Company completed its January 2015 Private Placement and entered into Note Purchase Agreements (the “Note” or “Notes”) with three accredited investors.  The Company raised aggregate gross proceeds of $5,250,000 in the offering and sold aggregate units consisting of the Notes in the aggregate principal amount of $5,250,000 and 1,575,000 shares of our common stock, par value $0.001 per share. The Notes bear interest at a rate of eight percent (8%) per annum to be paid quarterly in arrears starting March 31, 2015, with all principal and unpaid interest due at maturity on January 5, 2016 and January 28, 2016 in accordance with the respective Notes. The Company has the right to prepay the Notes at any time at a rate equal to 100% of the then outstanding principal balance and accrued interest.  The Notes rank pari passu to all other notes of the Company other than certain outstanding senior debt.  The Company’s wholly-owned subsidiary, CLR, has provided collateral to secure the repayment of the Notes and has pledged the Nicaragua green coffee beans acquired with the proceeds, that are to be sold under the terms of our contracts with our customers, Sourcing and Supply Agreements, the contract rights under the letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations), all subject to the terms and conditions of a security agreement among the Company, CLR and the investors. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors. With respect to the aggregate offering, the Company used one placement agent and paid a placement fee of $157,500, in addition to the payment of certain legal expenses of the placement agent, and the Company issued to the placement agent an aggregate of 875,000 shares of common stock, par value $0.001 per share.

Issuance costs related to the Notes and the common stock were approximately $170,000 and $587,000 in cash and non-cash costs, respectively, which were recorded as deferred financing costs and are included under prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Notes.  As of June 30, 2015 the remaining balance in deferred financing costs is approximately $378,000. The quarterly amortization of the deferred financing costs is $189,000 and is recorded as interest expense.

The net proceeds are primarily for the purchase of green coffee to accelerate the growth of the coffee segment green coffee business. As of June 30, 2015 the principal amount of $5,250,000 remains outstanding on the Notes.

Convertible Notes Payable

Note Purchase Agreement – July 2014 Private Placement

As of June 30, 2015 and December 31, 2014 the Company had outstanding convertible notes payable of $871,000 and $396,000, net of unamortized discounts of $3,879,000 and $4,354,000, respectively. The outstanding convertible notes payable (“Offerings”) of the Company are secured by certain pledged Company assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due at maturity between July 30, 2019 and September 9, 2019. As of June 30, 2015 the principal amount of $4,750,000 remains outstanding.

In connection with the issuance of these Offerings, the Company issued warrants that require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The estimated fair value of the warrants issued in connection with the Offerings totaled $6,013,000, as of June 30, 2015, and has been recorded as a derivative liability with a corresponding debt discount that will be amortized over the term of the Offerings to interest expense. We revalue the derivative liability on each balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire, in accordance with the Offerings (see Note 7, below.)

Additionally, upon issuance of the Offerings, the Company recorded the discount for the beneficial conversion feature of $1,053,000.  The debt discount associated with the beneficial conversion feature is amortized to interest expense over the life of the Offerings. The Company recorded approximately $475,000 of interest expense for the amortization of the debt discounts during the six months ended June 30, 2015.

The following table summarizes information relative to the convertible note(s) outstanding (in thousands):

	June 30, 2015	December 31, 2014
Convertible notes	$4,750	$4,750
Less: detachable warrants discount	(3,697)	(3,697)
Less: conversion feature discount	(1,053)	(1,053)
Amortization of debt discounts	871	396
Convertible notes, net of discounts	$871	$396

Paid in cash issuance costs related to the Offerings were approximately $490,000 and were recorded as deferred financing costs and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Offerings.  As of June 30, 2015 and December 31, 2014 the remaining balance in deferred financing costs is approximately $400,000 and $449,000, respectively. The quarterly amortization of the deferred financing costs is approximately $25,000 and is recorded as interest expense.

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

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and in aggregate value as of the respective dates as follows:

Closing Dates:	Issued Warrants	Estimated Total Fair Value in Aggregate $ as of June 30, 2015	Estimated Total Fair Value in Aggregate $ as of December 31, 2014

July 31, 2014 Warrants	19,966,768	$5,506,000	$3,398,000
August 14, 2014 Warrants	1,721,273	475,000	294,000
September 10, 2014 Warrants	114,752	32,000	20,000
	21,802,793	$6,013,000	$3,712,000

Increases or decreases in fair value of the derivative liability are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.

During the three and six months ending June 30, 2015, the liability for warrants increased $2,209,000 and $2,301,000, respectively, primarily due to the market price of $0.38 of the Company’s stock as of June 30, 2015, compared to $0.24 as of December 31, 2014.

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

The estimated fair value of the warrants were computed as of June 30, 2015 and as of December 31, 2014 using a Black-Scholes and Monte Carlo option pricing model, respectively, using the following assumptions:

	June 30, 2015	December 31, 2014
Stock price volatility	86%	90%
Risk-free interest rates	1.32%	1.65%
Annual dividend yield	0%	0%
Expected life	4.0-4.1 years	4.6-4.7 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,646	$-	$-	$2,646
Contingent acquisition debt, less current portion	7,342	-	-	7,342
Warrant derivative liability	6,013	-	-	6,013
Total liabilities	$16,001	$-	$-	$16,001

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,765	$-	$-	$2,765
Contingent acquisition debt, less current portion	7,707	-	-	7,707
Warrant derivative liability	3,712	-	-	3,712
Total liabilities	$14,184	$-	$-	$14,184

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. There were no changes to the fair value of contingent acquisition liabilities during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the net adjustment to the fair value of the contingent acquisition liabilities was immaterial.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of June 30, 2015 and December 31, 2014, and accrued dividends of approximately $92,000 and $86,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Common Stock

The Company had 391,926,133 common shares outstanding as of June 30, 2015. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

As of June 30, 2015, warrants to purchase 35,114,980 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding, exercisable and expire at various dates through August 2019, and have a weighted average remaining term of approximately 2.81 years as of June 30, 2015.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the six months ended June 30, 2015, the Company repurchased a total of 865,479 shares at a weighted-average cost of $0.29.  A total of 3,327,429 shares have been repurchased to-date at a weighted-average cost of $0.25. The remaining number of shares authorized for repurchase under the plan as of June 30, 2015 is 11,672,571.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At June 30, 2015, the Company had 11,735,250 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the six months ended June 30, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2014	28,918,500	$0.21	$786
Granted	461,000	0.30
Canceled/expired	(1,154,000)	0.22
Exercised	(40,300)	0.20	-
Outstanding June 30, 2015	28,185,200	$0.22	$4,642
Exercisable June 30, 2015	16,286,200	$0.22	$2,558

The weighted-average fair value per share of the granted options for the six months ended June 30, 2015 and 2014 was approximately $0.15 and $0.09, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $131,000 and $100,000 for the three months ended June 30, 2015 and 2014, respectively, compared to $275,000 and $247,000 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was approximately $1,652,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.87 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Direct selling	$34,527	$28,655	$66,150	$52,786
Commercial coffee	4,216	4,063	9,400	6,335
Total revenues	$38,743	$32,718	$75,550	$59,121
Gross profit
Direct selling	$23,754	$18,932	$44,477	$34,775
Commercial coffee	56	10	(386)	3
Total gross margin	$23,810	$18,942	$44,091	$34,778
Net income (loss)
Direct selling	$2,128	$1,191	$2,343	$2,072
Commercial coffee	(2,536)	(647)	(3,120)	(1,101)
Total net income	$(408)	$544	$(777)	$971
Capital expenditures
Direct selling	$465	$222	$849	$336
Commercial coffee	706	4,066	1,254	4,278
Total capital expenditures	$1,171	$4,288	$2,103	$4,614

	As of
	June 30, 2015	December 31, 2014
Total assets
Direct selling	$41,051	$36,149
Commercial coffee	23,253	19,583
Total assets	$64,304	$55,732

Total tangible assets, net located outside the United States are approximately $4.5 million as of June 30, 2015. For the year ended December 31, 2014, total assets, net located outside the United States were approximately $4.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
United States	$35,833	$30,809	$69,956	$55,630
International	2,910	1,909	5,594	3,491
Total revenues	$38,743	$32,718	$75,550	$59,121

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

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the six months ended June 30, 2015, we derived approximately 88% of our revenue from our direct sales and approximately 12% of our revenue from our commercial coffee sales.

In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee.  We own a traditional coffee roasting business, CLR that sells roasted and unroasted coffee and produces coffee under its own Cafe La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

During the six months ended June 30, 2015, we derived approximately 93% of our revenue and related costs from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and six months ended June 30, 2015 and 2014.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

For the three months ended June 30, 2015, our revenue increased 18.4% to $38,743,000 as compared to $32,718,000 for the three months ended June 30, 2014.  During the three months ended June 30, 2015, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales. The increase in direct selling revenue is attributed primarily to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $2,476,000 in additional revenues derived from the Company’s 2014 and 2015 acquisitions compared to the prior period. The increase in revenues in the commercial coffee segment is primarily due to an increase in roasted coffee business in the current quarter primarily from new customers in the roasted coffee division.  Revenues in the green coffee distribution business were negatively affected by the lower commodity prices for green coffee. The following table summarizes our revenue in thousands by segment:

	For the Three Months Ended June 30,		Percentage change
Segment Revenues	2015	2014
Direct selling	$34,527	$28,655	20.5%
Commercial coffee	4,216	4,063	3.8%
Total	$38,743	$32,718	18.4%

Cost of Revenue and Gross Profit

For the three months ended June 30, 2015, cost of revenue increased approximately 8.4% to $14,933,000 as compared to $13,776,000 for the three months ended June 30, 2014. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 2.64%, primarily due to the addition of green coffee business.

For the three months ended June 30, 2015, gross profit increased approximately 25.7% to $23,810,000 as compared to $18,942,000 for the three months ended June 30, 2014. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the Three Months Ended June 30,
Segment Gross Profit	2015	2014
Direct selling	68.8%	66.1%
Commercial coffee	1.3%	0.2%
Consolidated	61.5%	57.9%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 2.7% for the three months ended June 30, 2015, compared with the same period last year. This increase was primarily due to the price increases on certain products during the current quarter. The increase in gross margin in the commercial coffee segment was primarily due to improved pricing levels negotiated with customers of roasted coffee, the addition of new roasted coffee customers that are purchasing higher margin Fair Trade Organic coffees, and the effect of higher cost contracts of green coffee being completed while starting to utilize lower cost coffees from our plantation in Nicaragua.

Operating Expenses

For the three months ended June 30, 2015, our operating expenses increased approximately 21.6% to $21,521,000 as compared to $17,700,000 for the three months ended June 30, 2014. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended June 30, 2015, distributor compensation increased 23.4% to $15,736,000 from $12,753,000 for the three months ended June 30, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.6% as compared to 44.5% for the three months ended June 30, 2014. This increase was primarily due to added incentive programs and higher level achievements by distributors.

For the three months ended June 30, 2015, the sales and marketing expense decreased 16.4% to $1,592,000 from $1,905,000 for the three months ended June 30, 2014 primarily due to the costs associated with our annual convention held in 2014 whereas in the current year the convention was held in the first quarter of fiscal 2015.

For the three months ended June 30, 2015, the general and administrative expense increased 37.8% to $4,193,000 from $3,042,000 for the three months ended June 30, 2014 primarily due to increases in legal and accounting fees, employee compensation and international expansion efforts.

Total Other Expense

For the three months ended June 30, 2015, total other expense increased to $3,306,000 as compared to $503,000 for the three months ended June 30, 2014. The increase was primarily due to non-cash expense of $2,209,000 as a result of the change in fair value of warrant derivative. The primary reason for this non-cash expense was due to the increase in the market price of the Company’s stock to $0.38 as of June 30, 2015, compared to $0.25 as of March 31, 2015. Total other expense also increased due to the interest expense related to contingent acquisition debt and the interest associated with our 2014 and 2015 Private Placement transactions. Non-cash interest components include amortization of deferred financing costs related to the Private Placements and the amortization of the debt discount associated with the 2014 Private Placement transaction convertible note payable.

Change in Fair Value of Warrant Derivative Liability. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the Condensed Consolidated Financial Statements.) We did not have derivative liabilities during the same period in 2014.

The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of June 30, 2015 we have recognized income tax benefit of approximately $609,000, which is our estimated federal and state and foreign income calculation for the three months ended June 30, 2015.

Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The differences between the effective rate of 60% and the Federal statutory rate of 34% is due to certain permanent differences between our taxable and book income, change in state tax rates, the change in our valuation allowance account, and state income taxes (net of federal benefit).

Net Income (Loss)

For the three months ended June 30, 2015, the Company reported a net loss of $408,000 as compared to a net income of $544,000 for the three months ended June 30, 2014. The decrease of $952,000 was attributable to $1,756,000 decrease in income before income taxes, offset by income tax expense decrease of $804,000.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

For the six months ended June 30, 2015, our revenue increased 27.8% to $75,550,000 as compared to $59,121,000 for the six months ended June 30, 2014.  During the six months ended June 30, 2015, we derived approximately 88% of our revenue from our direct sales and approximately 12% of our revenue from our commercial coffee sales. The increase in direct selling revenue is attributed primarily to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $4,545,000 in additional revenues derived from the Company’s 2014 and 2015 acquisitions compared to the prior period. The increase in revenues in the commercial coffee segment is primarily due to the addition of green coffee business during the first and second quarter of 2015 and additional revenue from new customers for roasted coffee that took place in the second quarter of 2015. The following table summarizes our revenue in thousands by segment:
	For the Six Months Ended June 30,		Percentage change
Segment Revenues	2015	2014
Direct selling	$66,150	$52,786	25.3%
Commercial coffee	9,400	6,335	48.4%
Total	$75,550	$59,121	27.8%

Cost of Revenue and Gross Profit

For the six months ended June 30, 2015, cost of revenue increased approximately 29.2% to $31,459,000 as compared to $24,343,000 for the six months ended June 30, 2014. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 54.6%, primarily due to the addition of green coffee business.

For the six months ended June 30, 2015, gross profit increased approximately 26.8% to $44,091,000 as compared to $34,778,000 for the six months ended June 30, 2014. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the Six Months Ended June 30,
Segment Gross Profit	2015	2014
Direct selling	67.2%	65.9%
Commercial coffee	(4.1)%	0.0%
Consolidated	58.4%	58.8%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.4% for the six months ended June 30, 2015, compared with the same period last year. This increase was primarily due to the price increases on certain products during the current quarter. The decrease in gross margin in the commercial coffee segment was primarily due to lower margins from the green coffee sales, lower margins from roasted coffee sales during the first quarter of 2015 primarily due to the effect of higher cost contracts of green coffee being completed in the first quarter of 2015 so the Company could benefit from lower costs from its own plantation coffee in subsequent quarters. In addition, direct labor costs and depreciation expense related to the new single serve equipment purchase negatively impacted margins.

Operating Expenses

For the six months ended June 30, 2015, our operating expenses increased approximately 27.2% to $41,428,000 as compared to $32,578,000 for the six months ended June 30, 2014. Included in operating expense is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the six months ended June 30, 2015, distributor compensation increased 26.0% to $29,874,000 from $23,702,000 for the six months ended June 30, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.2% as compared to 44.9% for the six months ended June 30, 2014. This increase was primarily due to added incentive programs and higher level achievements by distributors.

For the six months ended June 30, 2015, the sales and marketing expense increased 13.7% to $3,713,000 from $3,267,000 for the six months ended June 30, 2014 primarily due to increases in promotional and selling costs and costs related to the international expansion efforts.

For the six months ended June 30, 2015, the general and administrative expense increased 39.8% to $7,841,000 from $5,609,000 for the six months ended June 30, 2014 primarily due to increases in legal and accounting expenses, employee compensation and international expansion efforts.

Total Other Expense

For the six months ended June 30, 2015, total other expense increased to $4,480,000 as compared to $883,000 for the six months ended June 30, 2014. The increase was primarily due to non-cash expense of $2,301,000 as a result of the change in fair value of warrant derivative. The primary reason for this non-cash expense was due to the increase in the market price of the Company’s stock to $0.38 as of June 30, 2015, compared to $0.24 as of December 31, 2014. Total other expense also increased due to the interest expense related to contingent acquisition debt and the interest associated with our 2014 and 2015 Private Placement transactions. Non-cash interest components include amortization of deferred financing costs related to the Private Placements and the amortization of the debt discount associated with the 2014 Private Placement transaction convertible note payable.

Change in Fair Value of Warrant Derivative Liability. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the Financial Statements.) We did not have derivative liabilities during the same period in 2014.

The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of June 30, 2015 we have recognized income tax benefit of approximately $1,040,000 which is our estimated federal and state and foreign income calculation for the six months ended June 30, 2015.

Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The differences between the effective rate of 60% and the Federal statutory rate of 34% is due to certain permanent differences between our taxable and book income, change in state tax rates, the change in our valuation allowance account, and state income taxes (net of federal benefit).

Net Income (Loss)

For the six months ended June 30, 2015, the Company reported a net loss of $777,000 as compared to a net income of $971,000 for the six months ended June 30, 2014. The decrease of $1,748,000 was attributable to $3,134,000 decrease in income before income taxes, offset by income tax expense decrease of $1,386,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," was $4,546,000 for the six months ended June 30, 2015 compared to $3,712,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net (loss) income for the six months ended June 30, 2015 and 2014 is included in the table below (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net (loss) income	$(777)	$971
Add
Interest	2,179	883
Income taxes	(1,040)	346
Depreciation	570	306
Amortization	1,038	959
EBITDA	1,970	3,465
Add
Stock based compensation	275	247
Change in the fair value of warrant derivative	2,301	-
Adjusted EBITDA	$4,546	$3,712

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2015 we had cash and cash equivalents of approximately $2,628,000 as compared to cash and cash equivalents of $2,997,000 as of December 31, 2014. The decrease in cash was primarily due to an increase in inventory purchases and cash used for capital expenditures.

Cash Flows

Cash used in operating activities. Net cash used by operating activities for the six months ended June 30, 2015 was $1,912,000, as compared to net cash provided by operating activities of $3,500,000 for the six months ended June 30, 2014. Net cash used by operating activities consisted of net loss of $777,000 offset by an increase of $4,915,000 in net non-cash operating expenses, and reduced by $6,050,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $2,301,000 related to the change in the fair value of warrant derivative liability, $1,608,000 in depreciation and amortization, $275,000 in stock based compensation expense, $426,000 related to the amortization of deferred costs associated with our Private Placements and $305,000 in other non-cash expenses, net.

Changes in operating assets and liabilities were attributable to decreases in working capital primarily related to changes in accounts receivable, net of $175,000 of which $628,000 related to a decrease in our factoring receivable and offset by an increase of $762,000 from trade related receivables, inventory of $5,065,000, prepaid expenses and other current assets, net of $758,000 (net of non-cash deferred costs), deferred revenues of $755,000 and $822,000 related to income tax receivable. Increases in working capital primarily related to changes in accounts payable of $782,000, accrued distributor compensation of $39,000 and accrued expenses and other liabilities of $704,000.

Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2015 was $1,811,000, as compared to net cash used in investing activities of $3,348,000 for the six months ended June 30, 2014. Net cash used in investing activities consisted of $219,000 in initial cash payments related to our business acquisitions and $1,592,000 in purchases of property and equipment and leasehold improvements.

Cash provided by financing activities. Net cash provided by financing activities was $3,435,000 for the six months ended June 30, 2015 as compared to net cash used in financing activities of $273,000 for the six months ended June 30, 2014. The increase in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000, proceeds from exercise of stock options of $8,000, and $125,000 from the CLR factoring agreement, offset by $107,000 in payments to reduce notes payable, $1,375,000 in payments related to contingent acquisition debt, $24,000 in payments to reduce capital lease obligations and $272,000 in payments related to the Company’s share repurchase program.

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

On October 10, 2014, we entered into a revolving line of credit agreement with Wells Fargo Bank National Association, the Company’s principal banking partner. The line of credit provides us with a $2.5 million revolving credit line. The outstanding principal balance of the line of credit shall bear interest at a fluctuating rate per annum determined by the bank to be two and three-quarter percent (2.75%) above daily one month LIBOR as in effect from time to time. The bank charges an unused commitment fee equal to five tenths of a percent (.5%) per annum on the daily unused amount of the Line of Credit and is payable quarterly. The Company intends to utilize the revolver to finance working capital. As of June 30, 2015, there were no amounts currently drawn against this facility.

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

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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
In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is evaluating the new guidance to determine the impact it will have on our consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015 the FASB approved a one year delay in the effective date with an early adoption up to the original effective date for public companies. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases activity during the three months ended June 30, 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended June 30, 2015	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	88,050	$0.26	88,050	12,090,325
May1, 2015 to May 31, 2015	179,100	$0.37	179,100	11,911,225
June 1, 2015 to June 30, 2015	238,654	$0.37	238,654	11,672,571
Total	505,804	$0.34	505,804

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

Date: August 13, 2015

/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2015