Form 10-Q
period 2015-09-30
Youngevity International, Inc.
filed 2015-11-16
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, the issuer had 392,616,365 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,980	$2,997
Accounts receivable, due from factoring company	399	827
Accounts receivable, trade	1,262	965
Income tax receivable	586	308
Deferred tax assets, net current	801	801
Inventory	17,521	11,783
Prepaid expenses and other current assets	4,534	3,753
Total current assets	27,083	21,434

Property and equipment, net	12,306	10,319
Deferred tax assets, long-term	3,140	3,140
Intangible assets, net	14,323	14,516
Goodwill	6,323	6,323
Total assets	$63,175	$55,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,725	$5,407
Accrued distributor compensation	4,369	4,177
Accrued expenses	3,507	2,332
Deferred revenues	3,528	5,075
Other current liabilities	382	477
Capital lease payable, current portion	43	24
Notes payable, current portion	5,477	228
Warrant derivative liability	4,944	3,712
Contingent acquisition debt, current portion	2,681	2,765
Total current liabilities	31,656	24,197

Capital lease payable, net of current portion	106	4
Notes payable, net of current portion	4,677	4,839
Convertible notes payable, net of debt discount	1,108	396
Contingent acquisition debt, net of current portion	6,370	7,707
Total liabilities	43,917	37,143

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,631,528 and 390,301,312 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	393	390
Additional paid-in capital	168,527	167,386
Accumulated deficit	(149,273)	(148,912)
Accumulated other comprehensive loss	(389)	(275)
Total stockholders’ equity	19,258	18,589
Total Liabilities and Stockholders’ Equity	$63,175	$55,732

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$41,326	$37,619	$116,876	$96,740
Cost of revenues	16,293	16,641	47,752	40,984
Gross profit	25,033	20,978	69,124	55,756
Operating expenses
Distributor compensation	17,387	14,470	47,261	38,172
Sales and marketing	2,374	2,167	6,087	5,434
General and administrative	4,215	3,103	12,056	8,712
Total operating expenses	23,976	19,740	65,404	52,318
Operating income	1,057	1,238	3,720	3,438
Interest expense, net	(1,101)	(710)	(3,280)	(1,593)
Change in fair value of warrant derivative liability	1,069	(273)	(1,232)	(273)
Total other expense	(32)	(983)	(4,512)	(1,866)
Net income (loss) before income taxes	1,025	255	(792)	1,572
Income tax provision (benefit)	609	70	(431)	416
Net income (loss)	416	185	(361)	1,156
Preferred stock dividends	(3)	(4)	(9)	(12)
Net income (loss) available to common stockholders	$413	$181	$(370)	$1,144

Net income (loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Net income (loss)per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, basic	392,430,816	390,219,932	391,903,256	389,235,633
Weighted average shares outstanding, diluted	404,529,270	392,139,155	391,903,256	389,839,584

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$416	$185	$(361)	$1,156
Foreign currency translation	(33)	(3)	(114)	(52)
Total other comprehensive loss	(33)	(3)	(114)	(52)
Comprehensive income (loss)	$383	$182	$(475)	$1,104

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, except share amounts) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(361)	$1,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,473	1,948
Stock based compensation expense	436	387
Warrant modification expense	253	-
Amortization of deferred financing costs	639	16
Amortization of prepaid advisory fees	5	-
Change in fair value of warrant derivative liability	1,232	273
Amortization of debt discount	712	190
Expenses allocated in profit sharing agreement	(349)	-
Change in fair value of contingent acquisition debt	120	(429)
Gain on disposal of assets	-	(1)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	131	(53)
Inventory	(5,738)	(5,329)
Prepaid expenses and other current assets	(668)	(1,772)
Accounts payable	907	3,513
Accrued distributor compensation	192	1,146
Deferred revenues	(1,547)	1,872
Accrued expenses and other liabilities	1,285	49
Income taxes receivable	(278)	-
Net Cash (Used in) Provided by Operating Activities	(556)	2,966

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(32)	(2,100)
Purchases of property and equipment	(2,307)	(2,120)
Net Cash Used in Investing Activities	(2,339)	(4,220)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	5,080	-
Proceeds from issuance of convertible notes payable, net	-	4,260
Proceeds from the exercise of stock options and warrants, net	259	352
Payments to factoring company, net	(214)	2
Payments of notes payable, net	(163)	(172)
Payments of contingent acquisition debt	(2,545)	(1,637)
Payments of capital leases	(43)	(70)
Repurchase of common stock	(382)	(314)
Net Cash Provided by Financing Activities	1,992	2,421
Foreign Currency Effect on Cash	(114)	(112)
Net (decrease) increase in cash and cash equivalents	(1,017)	1,055
Cash and Cash Equivalents, Beginning of Period	2,997	4,320
Cash and Cash Equivalents, End of Period	$1,980	$5,375

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,748	$1,640
Income taxes	$-	$594

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4 for non-cash activity)	$1,211	$5,532
Common stock issued in connection with financing	$587	$-
Capital lease and accounts payable agreements for manufacturing equipment	$564	$-

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

The statements presented as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications have been made to conform to the current year presentations. These reclassifications had no effect on reported results of operations or stockholders’ equity.

Effective June 30, 2015 we reclassified the interest expense and the change in the derivative liability associated with our 2014 Private Placement from our direct selling segment to our commercial coffee segment within our condensed consolidated statements of operations to conform to our current period presentation. The proceeds related to the 2014 Private Placement have been primarily used to expand to commercial coffee segment. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss).

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

Since the Company incurred a net loss for the nine months ended September 30, 2015, 8,890,982 common share equivalents were not included in the weighted-average calculation since their effect would have been anti-dilutive.

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $399,000 and $827,000 as of September 30, 2015 and December 31, 2014, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $325,000 and $538,000 as of September 30, 2015 and December 31, 2014, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR  include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles.  In accordance with US generally accepted accounting principles (“GAAP”), plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest cost is then recognized as the inventory value.

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2015. The remaining inventory as of September 30, 2015 is $464,000.

Costs associated with the 2016 harvest as of September 30, 2015 total approximately $194,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheet.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. The balance deferred revenues as of September 30, 2015 and December 31, 2014, is approximately $3,528,000 and $5,075,000, respectively.

Deferred costs relate to prepaid commissions that are recognized in expense at the time the related revenue is recognized. The balance in deferred costs as of September 30, 2015 and December 31, 2014, is approximately $1,388,000 and $1,695,000, respectively, and is included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in the Annual Report on Form 10-K for the year ended December 31, 2014 that are of material significance, or have potential material significance, to the Company.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15,"Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. This standard does not have an impact on our financial statements. As of September 30, 2015, we early adopted this standard and recorded debt issuance costs as a debt discount.

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

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is evaluating the new guidance to determine the impact on our consolidated financial statements.

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

The Company analyzes its firm purchase commitments, which currently consist primarily of commitments to purchase green coffee, at each period end. When necessary, provisions are made in each reporting period if the amounts to be realized from the disposition of the inventory items are not adequately protected by firm sales contracts of such inventory items. In that situation, a loss would be recorded for the inventory cost in excess of the saleable market value. There were no such losses for the nine months ended September 30, 2015 and 2014.

Inventories consist of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Finished goods	$9,714	$7,817
Raw materials	8,406	4,444
	18,120	12,261
Reserve for excess and obsolete	(599)	(478)
Inventory, net	$17,521	$11,783

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

During the nine months ended September 30, 2015, the Company entered into four acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Paws Group, LLC

Effective July 1, 2015, the Company acquired certain assets of Paws Group, LLC, (“PAWS”) a direct-sales company for pet lovers that offers an exclusive pet boutique carrying treats for dogs and cats as well as grooming and bath products.  The purchase price consisted of a maximum aggregate purchase price of $150,000. The Company agreed to pay initial cash payment of approximately $61,000, for which the Company received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $125,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The Company recorded a preliminary fair value of a customer relations intangible asset of $125,000 and is being amortized over its estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to the unique line of Mialisia’s patent-pending “VersaStyle™” jewelry and Mialisia’s distributors and customers will gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company agreed to pay initial cash payment of $118,988, for which the Company received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

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

Revenues related to the acquisition for the nine months ended September 30, 2015 were $458,000.

The pro-forma effect assuming the business combination with Mialisia discussed above had occurred at the beginning of the current period is not presented as the information would not be significant to a user of the condensed consolidated financial statements.

Sta-Natural, LLC

On February 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, the Company’s distributors and customers have access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company made an initial cash payment of $50,000 of which the Company also received certain inventories valued at $25,000, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

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

Revenues related to the acquisition for the nine months ended September 30, 2015 were $454,000.

The pro-forma effect assuming the business combination with Sta-Natural discussed above had occurred at the beginning of the current period is not presented as the information was not available.

JD Premium LLC

On March 4, 2015, the Company acquired certain assets of JD Premium, LLC (“JD Premium”) a dietary supplement company. As a result of this business combination, the Company’s distributors and customers have access to JD Premium’s unique line of products and JD Premium’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company made an initial cash payment of $50,000 for the purchase of certain inventories, which has been applied against and reduce the maximum aggregate purchase price.

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

Revenues related to the acquisition for the nine months ended September 30, 2015 were minimal.

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

Intangible assets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$11,215	$5,843	$5,372	$10,475	$5,126	$5,349
Trademarks and trade names	4,666	477	4,189	4,441	304	4,137
Customer relationships	6,820	2,546	4,274	6,400	1,932	4,468
Internally developed software	720	232	488	720	158	562
Intangible assets	$23,421	$9,098	$14,323	$22,036	$7,520	$14,516

Amortization expense related to intangible assets was approximately $560,000 and $480,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense related to intangible assets was approximately $1,578,000 and $1,439,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of September 30, 2015 and December 31, 2014 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and nine months ended September 30, 2015 and 2014.

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

Issuance costs related to the Notes and the common stock were approximately $170,000 and $587,000 in cash and non-cash costs, respectively, which were recorded as deferred financing costs and are included under prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Notes.  As of September 30, 2015 the remaining balance in deferred financing costs is approximately $189,000. The quarterly amortization of the deferred financing costs is $189,000 and is recorded as interest expense.

The net proceeds were used primarily for the purchase of green coffee to accelerate the growth of the coffee segment green coffee business. As of September 30, 2015 the principal amount of $5,250,000 remains outstanding on the Notes.

Convertible Notes Payable

Note Purchase Agreement – July 2014 Private Placement

As of September 30, 2015 and December 31, 2014, the Company had outstanding convertible notes payable of $1,108,000 and $396,000, net of unamortized discounts of $3,642,000 and $4,354,000, respectively that it issued in its July 2014 Private Placement Offering (the “July 2014 Private Placement”). The outstanding convertible notes payable (“Convertible Notes”) of the Company are secured by certain pledged Company assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due at maturity between July 30, 2019 and September 9, 2019. As of September 30, 2015 the principal amount of $4,750,000 remains outstanding.

In connection with the issuance of these Convertible Notes, the Company issued warrants that require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The estimated fair value of the warrants issued in connection with the Convertible Notes totaled $4,944,000, as of September 30, 2015 and has been recorded as a derivative liability with a corresponding debt discount that will be amortized over the term of the Convertible Notes to interest expense. We revalue the derivative liability on each balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire, in accordance with the Convertible Notes (see Note 7, below.)

Additionally, upon issuance of the Convertible Notes, the Company recorded the discount for the beneficial conversion feature of $1,053,000.  The debt discount associated with the beneficial conversion feature is amortized to interest expense over the life of the Convertible Notes. The Company recorded approximately $712,000 of interest expense for the amortization of the debt discounts during the nine months ended September 30, 2015.

The following table summarizes information relative to the convertible note(s) outstanding (in thousands):

	September 30, 2015	December 31, 2014
Convertible notes	$4,750	$4,750
Less: detachable warrants discount	(3,697)	(3,697)
Less: conversion feature discount	(1,053)	(1,053)
Amortization of debt discounts	1,108	396
Convertible notes, net of discounts	$1,108	$396

Paid in cash issuance costs related to the Convertible Notes were approximately $490,000 and were recorded as deferred financing costs and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets and are being amortized over the term of the Convertible Notes.  As of September 30, 2015 and December 31, 2014 the remaining balance in deferred financing costs is approximately $376,000 and $449,000, respectively. The quarterly amortization of the deferred financing costs is approximately $25,000 and is recorded as interest expense.

Note 7. Derivative Liability

We accounted for the warrants issued in conjunction with our July 2014 Private Placement in accordance with the accounting guidance for derivatives ASC Topic 815. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. We determined the warrants related to Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. Warrants were determined to have an estimated fair value per share and in aggregate value as of the respective dates as follows:

Closing Dates:	Issued Warrants	Estimated Total Fair Value in Aggregate $ as of September 30, 2015	Estimated Total Fair Value in Aggregate $ as of December 31, 2014

July 31, 2014 Warrants	19,966,768	$4,527,000	$3,398,000
August 14, 2014 Warrants	1,721,273	390,000	294,000
September 10, 2014 Warrants	114,752	27,000	20,000
	21,802,793	$4,944,000	$3,712,000

Increases or decreases in fair value of the derivative liability are included as a component of other income (expense) in the accompanying condensed consolidated statements of operations for the respective period.  During the three months ended September 30, 2015, the liability for warrants decreased approximately $1,069,000 from the previous quarter. For the nine months ended September 30, 2015 the liability for the warrants increased approximately $1,232,000. Changes in the fair value of the warrant valuation are primarily due to the market price of $0.33 of the Company’s stock as of September 30, 2015 compared to $0.24 as of December 31, 2014.

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

The estimated fair value of the warrants were computed as of September 30, 2015 and as of December 31, 2014 using a Black-Scholes and Monte Carlo option pricing model, respectively, using the following assumptions:

	September 30, 2015	December 31, 2014
Stock price volatility	86%	90%
Risk-free interest rates	1.15%	1.65%
Annual dividend yield	0%	0%
Expected life	3.7-3.8 years	4.6-4.7 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,681	$-	$-	$2,681
Contingent acquisition debt, less current portion	6,370	-	-	6,370
Warrant derivative liability	4,944	-	-	4,494
Total liabilities	$13,995	$-	$-	$13,995

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,765	$-	$-	$2,765
Contingent acquisition debt, less current portion	7,707	-	-	7,707
Warrant derivative liability	3,712	-	-	3,712
Total liabilities	$14,184	$-	$-	$14,184

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and nine months ended September 30, 2015, the Company recorded an increase of approximately $120,000 to the fair value of contingent acquisition liabilities.  During the three and nine months ended September 30, 2014, the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $429,000 to the fair value of contingent acquisition liabilities.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of September 30, 2015 and December 31, 2014, and accrued dividends of approximately $96,000 and $86,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Common Stock

The Company had 392,631,528 common shares outstanding as of September 30, 2015. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

As of September 30, 2015, warrants to purchase 29,079,559 shares of Common Stock at prices ranging from $0.10 to $0.50 were outstanding, exercisable and expire at various dates through August 2019, and have a weighted average remaining term of approximately 3.29 years as of September 30, 2015.

Warrant Modification Agreements

During the three months ended September 30, 2015 the Company entered into agreements which extend the life of 2,418,750 warrants by two years after certain conditions were met. The warrants are exercisable into the Company’s common stock.

The Company recorded a warrant modification expense, as a result of the extension of the expiration dates of approximately $253,000, which is included in general and administrative expense. The expense was calculated using the Black-Scholes valuation method and using a risk-free rate of 0.67%, stock price of $0.31, exercise prices ranging from $0.30 to $0.40, expected life of 2.0 years and stock price volatility of 67.8%.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the nine months ended September 30, 2015, the Company repurchased a total of 1,199,709 shares at a weighted-average cost of $0.31.  A total of 3,661,659 shares have been repurchased to-date at a weighted-average cost of $0.26. The remaining number of shares authorized for repurchase under the plan as of September 30, 2015 is 11,338,341.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At September 30, 2015, the Company had 11,469,425 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the nine months ended September 30, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2014	28,918,500	$0.21	$786
Granted	917,500	0.31
Canceled/expired	(1,344,675)	0.22
Exercised	(273,675)	0.21	-
Outstanding September 30, 2015	28,217,650	$0.22	$3,199
Exercisable September 30, 2015	17,070,450	$0.23	$1,785

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2015 and 2014 was approximately $0.15 and $0.16, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $161,000 and $141,000 for the three months ended September 30, 2015 and 2014, respectively, compared to $436,000 and $388,000 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was approximately $1,568,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.54 years.

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

Advisory agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock issued in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value of issuance at $0.32 per share, the price of Company’s common stock at September 1, 2015 for a total of $32,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheet and will be amortized on a pro-rate basis over the term of the contract.

During the three and nine months ended September 30, 2015, we recorded expense of approximately $5,000, in connection with amortization of the stock issuance. As of September 30, 2015, the total remaining balance of the prepaid investor relation services is approximately $27,000.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Direct selling	$37,056	$31,275	$103,206	$84,063
Commercial coffee	4,270	6,344	13,670	12,677
Total revenues	$41,326	$37,619	$116,876	$96,740
Gross profit
Direct selling	$25,395	$20,899	$69,872	$55,674
Commercial coffee	(362)	79	(748)	82
Total gross margin	$25,033	$20,978	$69,124	$55,756
Net income (loss)
Direct selling	$986	$668	$3,329	$2,740
Commercial coffee	(570)	(483)	(3,690)	(1,584)
Total net income (loss)	$416	$185	$(361)	$1,156
Capital expenditures
Direct selling	$477	$344	$1,326	$680
Commercial coffee	302	528	1,556	4,806
Total capital expenditures	$779	$872	$2,882	$5,486

	As of
	September 30, 2015	December 31, 2014
Total assets
Direct selling	$40,354	$36,149
Commercial coffee	22,821	19,583
Total assets	$63,175	$55,732

Total tangible assets, net located outside the United States are approximately $4.6 million as of September 30, 2015. For the year ended December 31, 2014, total assets, net located outside the United States were approximately $4.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
United States	$38,351	$35,296	$108,306	$90,927
International	2,975	2,323	8,570	5,813
Total revenues	$41,326	$37,619	$116,876	$96,740

Note 11.  Subsequent Events

October 2015 Private Placement

The Company is in the process of completing its third and final closing related to its October 2015 Private Placement and has entered into Note Purchase Agreements (the “Note” or “Notes”) with three (3) accredited investors.  The Company offered for sale as units up to a maximum of $10,000,000 principal amount of Notes convertible at the initial conversion price of $0.35 into 28,571,428 shares of the Company’s common stock and 13,333,334 warrants. The Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering and sold aggregate units consisting of the Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and Series C Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45.

The Offering terminated on October 30, 2015. The Company intends to invest the net offering proceeds in its wholly owned subsidiary, CLR Roasters, LLC (“CLR”), to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth on its newly formed green coffee division. For twelve (12) months following the Closing, the investors have the right to participate in any future equity financings by the Company up to their pro rata share of the maximum offering amount in the aggregate.

The Notes bear interest at a rate of eight percent (8%) per annum.  The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest.  The Notes rank senior to all debt of the Company other than certain debt owed to Wells Fargo Bank, Crestmark Bank, the investors in the Company's prior private placements, a mortgage on property, and any refinancing’s  thereof.  The Company and CLR, have provided collateral to secure the repayment of the Notes and have pledged their assets (which liens are junior to CLR’s line of credit and equipment lease and junior to the rights of note holders in the Company’s prior financings but senior to all of their other obligations), all subject to the terms and conditions of a security agreement among the Company, CLR and the investors.  Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge the 30 million shares of the common stock that are currently pledged as collateral to a previous financing so long as his personal guaranty is in effect.

The Warrants contain cashless exercise provisions in the event a registration statement registering the common stock underlying the Warrants has not been declared effective by the Securities and Exchange Commission (the “SEC”) by specified dates and customary anti-dilution protection and registration rights.  The Warrants expire sixty (60) months from the date of the closing and have an initial exercise price of $0.45 per share. Each warrant is exercisable for .60 of one (1) share of Common Stock, which resulted in the issuance of Series C Warrants exercisable to purchase 9,583,333 shares of common stock.

Resignation of William Andreoli

On October 28, 2015, William Andreoli, President of Youngevity International, Inc. resigned. On October 30, 2015, David Briskie, the Chief Financial Officer of the Company, was appointed to serve as the President of the Company. (For additional information, see Form 8-K filed by the Company on November 3, 2015).

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

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the nine months ended September 30, 2015, we derived approximately 88% of our revenue from our direct sales and approximately 12% of our revenue from our commercial coffee sales.

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

During the nine months ended September 30, 2015, we derived approximately 93% of our revenues from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and nine months ended September 30, 2015 and 2014.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

For the three months ended September 30, 2015, our revenue increased 9.9% to $41,326,000 as compared to $37,619,000 for the three months ended September 30, 2014.  During the three months ended September 30, 2015, we derived approximately 90% of our revenue from our direct sales and approximately 10% of our revenue from our commercial coffee sales. The increase of 18.5% in direct selling revenue was attributed primarily to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $3,132,000 in additional revenues derived from the Company’s 2014 and 2015 acquisitions compared to the prior period. The decrease of 32.7% in revenues in the commercial coffee segment was primarily due to a decrease in the green coffee distribution business which was negatively impacted by the lower commodity prices for green coffee and a slight decrease in the roasted coffee business. The following table summarizes our revenue in thousands by segment:

	For the Three Months Ended September 30,		Percentage change
Segment Revenues	2015	2014
Direct selling	$37,056	$31,275	18.5%
Commercial coffee	4,270	6,344	(32.7)%
Total	$41,326	$37,619	9.9%

Cost of Revenues and Gross Profit

For the three months ended September 30, 2015, overall cost of revenues decreased approximately 2.1% to $16,293,000 as compared to $16,641,000 for the three months ended September 30, 2014. The decrease in cost of revenues is primarily attributable to a decrease of 26.1% in commercial coffee costs primarily due to the decrease in green coffee revenues, offset by an increase of 12.4% in direct selling costs. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

For the three months ended September 30, 2015, gross profit increased approximately 19.3% to $25,033,000 as compared to $20,978,000 for the three months ended September 30, 2014. Gross profit as a percentage of revenues increased to 60.6%, compared to 55.8% in the prior year. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the Three Months Ended September 30,
Segment Gross Profit	2015	2014
Direct selling	68.5%	66.8%
Commercial coffee	(8.5)%	1.2%
Consolidated	60.6%	55.8%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.7% for the three months ended September 30, 2015, compared with the same period last year. This increase was primarily due to price increases on certain products that became effective as of the second quarter of the current year. The decrease in gross margin in the commercial coffee segment was primarily due to the lower revenues in green coffee business combined with lower commodity prices for green coffee and the impact of certain fixed costs at the roaster.

Operating Expenses

For the three months ended September 30, 2015, our operating expenses increased approximately 21.5% to $23,976,000 as compared to $19,740,000 for the three months ended September 30, 2014. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended September 30, 2015, distributor compensation increased 20.2% to $17,387,000 from $14,470,000 for the three months ended September 30, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 46.9% as compared to 46.3% for the three months ended September 30, 2014, primarily due to added incentive programs and the continuing higher level achievements by distributors.

For the three months ended September 30, 2015, the sales and marketing expense increased 9.6% to $2,374,000 from $2,167,000 for the three months ended September 30, 2014 primarily due to increased compensation costs and increased distributor event costs.

For the three months ended September 30, 2015, the general and administrative expense increased 35.8% to $4,215,000 from $3,103,000 for the three months ended September 30, 2014 primarily due to increases in consulting costs, employee compensation and international expansion efforts. In addition, the Company recorded an increase to the contingent acquisition liability of $120,000 during this quarter, compared to a decrease of $342,000 in the prior year. The Company also recorded $253,000 in the current quarter to recognize other stock based expense related to warrant modifications.

Total Other Expense

For the three months ended September 30, 2015, total other expense decreased by $951,000 to $32,000 as compared to $983,000 for the three months ended September 30, 2014. The decrease was primarily due to non-cash expense reduction of $1,069,000 as a result of the change in fair value of warrant derivative during the three months ended September 30, 2015 compared to the non-cash expense of $273,000 during the three months ended September 30, 2014. The primary reason for the change in the valuation of the warrant derivative liability was due to the decrease in the market price of the Company’s stock to $0.33 as of September 30, 2015, compared to $0.38 as of June 30, 2015. This reduction was offset by increased interest expense of $391,000 related to contingent acquisition debt and the interest associated with our 2014 and 2015 Private Placement transactions. Non-cash interest components include amortization of deferred financing costs related to the Private Placements and the amortization of the debt discount associated with the 2014 Private Placement transaction convertible note payable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have recognized income tax provision of approximately $609,000, which is our estimated federal and state and foreign income calculation for the three months ended September 30, 2015.

Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The differences between the effective rate of 59.4% and the Federal statutory rate of 34% is due to certain permanent differences between our taxable and book income, change in state tax rates, the change in our valuation allowance account, and state income taxes (net of federal benefit).

Net Income

For the three months ended September 30, 2015, the Company reported net income of $416,000 as compared to a net income of $185,000 for the three months ended September 30, 2014. The increase of $231,000 was attributable to $770,000 increase in income before income taxes, offset by income tax expense increase of $539,000.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

For the nine months ended September 30, 2015, our revenue increased 20.8% to $116,876,000 as compared to $96,740,000 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we derived approximately 88% of our revenue from our direct sales and approximately 12% of our revenue from our commercial coffee sales. The increase in direct selling revenue is attributed primarily to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $7,677,000 in additional revenues derived from the Company’s 2014 and 2015 acquisitions compared to the prior period. The increase in revenues in the commercial coffee segment is primarily due to the addition of green coffee business in April of 2014 and additional revenues from new customers for roasted coffee during the second quarter of 2015. The following table summarizes our revenues in thousands by segment:

	For the Nine Months Ended September 30,		Percentage change
Segment Revenues	2015	2014
Direct selling	$103,206	$84,063	22.8%
Commercial coffee	13,670	12,677	7.8%
Total	$116,876	$96,740	20.8%

Cost of Revenues and Gross Profit

For the nine months ended September 30, 2015, cost of revenues increased approximately 16.5% to $47,752,000 as compared to $40,984,000 for the nine months ended September 30, 2014. The increase in cost of revenues is primarily attributable to the increase in revenues discussed above. Cost of revenues includes the cost of inventory, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets. Cost of revenue in the commercial coffee segment increased approximately 14.5%, primarily due to the addition of green coffee business.

For the nine months ended September 30, 2015, gross profit increased approximately 24.0% to $69,124,000 as compared to $55,756,000 for the nine months ended September 30, 2014. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the Nine Months Ended September 30,
Segment Gross Profit	2015	2014
Direct selling	67.7%	66.2%
Commercial coffee	(5.5)%	0.6%
Consolidated	59.1%	57.6%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.5% for the nine months ended September 30, 2015, compared with the same period last year. This increase was primarily due to the price increases on certain products that became effective as of the second quarter of the current year. The decrease in gross margin in the commercial coffee segment was primarily due to lower commodity prices for green coffee and the impact of certain fixed costs at the roaster that have not yet started generating the anticipated revenues.

Operating Expenses

For the nine months ended September 30, 2015, our operating expenses increased approximately 25.0% to $65,404,000 as compared to $52,318,000 for the nine months ended September 30, 2014. Included in operating expenses is distributor compensation, the compensation paid to our independent distributors in the direct selling segment. For the nine months ended September 30, 2015, distributor compensation increased 23.8% to $47,261,000 from $38,172,000 for the nine months ended September 30, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.8% as compared to 45.4% for the nine months ended September 30, 2014. This increase was primarily due to added incentive programs and higher level achievements by distributors.

For the nine months ended September 30, 2015, the sales and marketing expense increased 12.0% to $6,087,000 from $5,434,000 for the nine months ended September 30, 2014 primarily due to our costs related to increases in costs related to distributor events, wages related to our expansion of customer service support and international staff.

For the nine months ended September 30, 2015, the general and administrative expense increased 38.4% to $12,056,000 from $8,712,000 for the nine months ended September 30, 2014 primarily due to increases in consulting, legal and accounting expenses, employee compensation and international expansion efforts. In addition, the Company recorded an increase to the contingent acquisition liability of $120,000 for the current year, compared to a decrease of $328,000 for the same period in the prior year. The Company also recorded $253,000 in the current year to recognize other stock based expense related to warrant modifications.

Total Other Expense

For the nine months ended September 30, 2015, total other expense increased to $4,512,000 as compared to $1,866,000 for the nine months ended September 30, 2014. The increase was primarily due to non-cash expense of $1,232,000 as a result of the change in fair value of warrant derivative compared to the non-cash expense of $273,000 during the nine months ended September 30, 2014. The primary reason for the change in the valuation of the warrant derivative liability was due to the increase in the market price of the Company’s stock to $0.33 as of September 30, 2015, compared to $0.24 as of December 31, 2014. Total other expense also increased due to the interest expense related to contingent acquisition debt and the interest associated with our 2014 and 2015 Private Placement transactions. Non-cash interest components include amortization of deferred financing costs related to the Private Placements and the amortization of the debt discount associated with the 2014 Private Placement transaction convertible note payable.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of September 30, 2015 we have recognized income tax benefit of approximately $431,000 which is our estimated federal and state and foreign income calculation for the nine months ended September 30, 2015.

Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The difference between the effective rate of 54.4% and the Federal statutory rate of 34% is due to the change in our valuation allowance account, state income taxes (net of federal benefit), change in state tax rates, and certain permanent differences between our taxable and book income.

Net Income (Loss)

For the nine months ended September 30, 2015, the Company reported a net loss of $361,000 as compared to a net income of $1,156,000 for the nine months ended September 30, 2014. The decrease of $1,517,000 was attributable to $2,364,000 decrease in income before income taxes, offset by income tax benefit of $847,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," was $6,629,000 for the nine months ended September 30, 2015 compared to $5,773,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net (loss) income for the nine months ended September 30, 2015 and 2014 is included in the table below (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net (loss)	$(361)	$1,156
Add
Interest	3,280	1,593
Income taxes	(431)	416
Depreciation	895	509
Amortization	1,578	1,439
EBITDA	4,961	5,113
Add
Stock based compensation	436	387
Change in the fair value of warrant derivative	1,232	273
Adjusted EBITDA	$6,629	$5,773

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2015 we had cash and cash equivalents of approximately $1,980,000 as compared to cash and cash equivalents of $2,997,000 as of December 31, 2014. The decrease in cash was primarily due to an increase in inventory purchases and cash used for capital expenditures.

Cash Flows

Cash used in operating activities. Net cash used by operating activities for the nine months ended September 30, 2015 was $556,000, as compared to net cash provided by operating activities of $2,966,000 for the nine months ended September 30, 2014. Net cash used by operating activities consisted of net loss of $361,000 offset by an increase of $5,521,000 in net non-cash operating expenses, and reduced by $5,716,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $1,232,000 related to the change in the fair value of warrant derivative liability, $2,473,000 in depreciation and amortization, $436,000 in stock based compensation expense, $253,000 related to warrant modification expense, $639,000 related to the amortization of deferred costs associated with our Private Placements, $712,000 related to the amortization of debt discounts and $224,000 in other non-cash expenses, net.

Changes in operating assets and liabilities were attributable to decreases in working capital primarily related to changes in inventory of $5,738,000, prepaid expenses and other current assets, net of $668,000 (net of non-cash deferred costs), deferred revenues of $1,547,000 and $278,000 related to income tax receivable. Increases in working capital primarily related to changes in accounts receivable, net of $131,000 of which $428,000 related to a decrease in our factoring receivable and offset by an increase of $297,000 from trade related receivables, accounts payable of $907,000, accrued distributor compensation of $192,000 and accrued expenses and other liabilities of $1,285,000.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2015 was $2,339,000, as compared to net cash used in investing activities of $4,220,000 for the nine months ended September 30, 2014. Net cash used in investing activities consisted of $32,000 in initial cash payments net of intangibles acquired related to our business acquisitions and $2,307,000 in purchases of property and equipment and leasehold improvements.

Cash provided by financing activities. Net cash provided by financing activities was $1,992,000 for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $2,421,000 for the nine months ended September 30, 2014. The increase in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000, proceeds from exercise of stock options and warrants of $259,000, offset by $214,000 in payments for the CLR factoring agreement, $163,000 in payments to reduce notes payable, $2,545,000 in payments related to contingent acquisition debt, $43,000 in payments to reduce capital lease obligations and $382,000 in payments related to the Company’s share repurchase program.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, our accounts receivable factoring agreement and line of credit will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, on November 9, 2015 we completed a private placement offering (the “October 2015 Private Placement”), pursuant to which we had offered for sale as units up to a maximum of $10,000,000 principal amount of Notes convertible at the initial conversion price of $0.35 into 28,571,428 shares of the Company’s common stock and 13,333,334 warrants. We raised cash proceeds of $3,187,500 in the October 2015 Private Placement and converted $4,000,000 of debt from our January 2015 Private Placement to the October 2015 Private Placement and sold aggregate units consisting of the Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of our common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and Series C Warrants exercisable to purchase 9,583,333 shares of common stock from the Company at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum. (See Subsequent Events, Note 11 to the condensed consolidated financial statements.) We intend to invest the net offering proceeds in its wholly owned subsidiary, CLR Roasters, LLC (“CLR”), to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth on its green coffee division.

On October 10, 2014, we entered into a revolving line of credit agreement with Wells Fargo Bank National Association “Wells Fargo”, our principal banking partner. The line of credit provides us with a $2.5 million revolving credit line. The outstanding principal balance of the line of credit shall bear interest at a fluctuating rate per annum determined by the bank to be two and three-quarter percent (2.75%) above daily one month LIBOR as in effect from time to time. The bank charges an unused commitment fee equal to five tenths of a percent (.5%) per annum on the daily unused amount of the Line of Credit and is payable quarterly. The Company intends to utilize the revolver to finance working capital. This revolving line of credit expired effective October 13, 2015. We are currently in the process of renewing the line of credit with Wells Fargo. As of October 13, 2015, there were no amounts currently drawn against this facility.

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

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15,"Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. This standard does not have an impact on our financial statements. As of September 30, 2015, we early adopted this standard and recorded debt issuance costs as a debt discount.

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

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The Company is evaluating the new guidance to determine the impact on our consolidated financial statements.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases activity during the three months ended September 30, 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended September 30, 2015	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	92,525	$0.36	92,525	11,580,046
August 1, 2015 to August 31, 2015	164,135	$0.31	164,135	11,415,911
September 1, 2015 to September 30, 2015	77,570	$0.32	77,570	11,338,341
Total	334,230	$0.33	334,230

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

The following exhibits are filed as part of this Report:

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: November 16, 2015	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)