Form 10-K
period 2015-12-31
Youngevity International, Inc.
filed 2016-03-30
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

OR

[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from______________________ to____________________________

Commission file number 000-54900

 YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road,	91914
Chula Vista, CA	(Zip Code)
(Address of principal executive offices)

(619) 934-3980
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the Common Stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s recently completed second quarter, was approximately $38,229,702 based upon the closing stock price reported on the OTCQX Market on June 30, 2015 on that date.

The number of shares of registrant's Common Stock outstanding on March 18, 2016 was 392,606,265.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2015

-i-

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

YOUNGEVITY INTERNATIONAL, INC.
Annual Report (Form 10-K)
For Year Ended December 31, 2015

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors.”” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Youngevity,” refer to Youngevity International, Inc. and its subsidiaries.

Item 1. Business

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2015, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales.

Direct Selling Segment - In the direct selling segment we sell health and wellness, beauty product and skin care, scrap booking and story booking items and packaged food products on a global basis and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors.  Our multiple independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our Youngevity(R) Essential Life Sciences independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 2,500 products to support a healthy lifestyle including:

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

On July 1, 2015 we acquired certain assets of Paws Group, LLC, a pet supply company and provider of treats for cats and dogs as well as grooming and bath products. On June 1, 2015, we acquired certain assets of Mialisia & Co., LLC, a jewelry sales company that specializes in interchangeable jewelry.  On March 4, 2015, we acquired certain assets and assumed certain liabilities of JD Premium, LLC, a dietary supplement company and provider of vitamins, minerals and supplements. On February 23, 2015, we acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets.

On October 1, 2014, we acquired certain assets and assumed certain liabilities of Restart Your Life, LLC, a dietary supplement company and provider of immune system support products and therapeutic skin lotions. In May 2014, we acquired certain assets and certain liabilities of Beyond Organics, LLC, a vertically integrated organic food and beverage company marketing its organic products through a network of independent sales distributors. In April 2014, we acquired certain assets and certain liabilities of Good Herbs, Inc., a traditional herbal company with pure, unaltered, chemical-free natural herbal supplements marketing its organic products through a network of independent sales distributors.

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

Coffee Segment - We engage in the commercial sale of one of our products, our coffee through our subsidiary CLR Roasters, LLC (“CLR”) and its subsidiary.  We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our distributor network.  Our coffee manufacturing division, CLR, was established in 2003 and is a wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit(R) brand which is sold directly to consumers.

In March 2014, we expanded our coffee segment and started our new green coffee business with CLR’s acquisition of Siles Plantation Family Group, which is now a wholly-owned subsidiary of CLR.  Siles Plantation Family Group acquired in May 2014: (i) La Pita,” a dry-processing facility on approximately 26 acres of land in Matagalpa, Nicaragua; (ii) “El Paraiso,” a coffee plantation located in Matagalpa, Nicaragua consisting of approximately 450 acres of land and thousands of coffee plants; and (iii) we have paid a deposit to purchase “El Paraisito,” an approximate 450 acre plantation located adjacent to El Paraiso. Each plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified(TM) and Fair Trade Certified(TM). The 50,000 square foot drying facility is SQF Level 2 certified, which is a stringent food safety auditing process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

The two plantations are located on adjacent plots of land and when coupled with our recently acquired dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup. The dry-processing plant allows CLR to produce and sell green coffee to major coffee suppliers in the United States and around the world. CLR has engaged a husband and wife team to operate the Siles Plantation Family Group by way of an operating agreement. The agreement provides for the sharing of profits and losses generated by the Siles Plantation Family Group after certain conditions are met. CLR has made substantial improvements to the land and facilities since 2014 and plans to continue improvements through 2016. The 2016 harvest season started in November 2015 and will continue through April of 2016.

Set forth below is information regarding each of our 2014 and 2015 acquisitions.

Paws Group, LLC

Effective July 1, 2015, we acquired certain assets of Paws Group, LLC, (“PAWS”) a direct-sales company for pet lovers that offers an exclusive pet boutique carrying treats for dogs and cats as well as grooming and bath products.  The purchase price consisted of a maximum aggregate purchase price of $150,000. We agreed to pay initial cash payment of approximately $61,000, for which we received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

Mialisia & Co., LLC

On June 1, 2015, we acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, our distributors and customers have access to the unique line of Mialisia’s patent-pending “VersaStyle(TM)” jewelry and Mialisia’s distributors and customers will gain access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. We agreed to pay initial cash payment of $118,988, for which we received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

JD Premium LLC

On March 4, 2015, we acquired certain assets of JD Premium, LLC (“JD Premium”) a dietary supplement company. As a result of this business combination, our distributors and customers obtained access to JD Premium’s unique line of products and JD Premium’s distributors and clients gain access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $500,000. We made an initial cash payment of $50,000 for the purchase of certain inventories, which has been applied against and reduce the maximum aggregate purchase price.

Sta-Natural, LLC

On February 23, 2015, we acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, our distributors and customers have access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients gain access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $500,000. We made an initial cash payment of $25,000 of which we also received certain inventories valued at $25,000, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

Restart Your Life

On October 1, 2014, we acquired certain assets and assumed certain liabilities of Restart Your Life, LLC, a dietary supplement company and provider of immune system support products and therapeutic skin lotions. The maximum cash consideration payable by us is $1,492,000 and we agreed to assume certain liabilities with a maximum payable amount of $258,000.

Beyond Organic, LLC

On May 1, 2014, we acquired certain assets and assumed certain liabilities of Beyond Organic, LLC, a vertically integrated organic food and beverage company. The maximum consideration payable by us is $6,200,000, subject to adjustment. For the first ten months, we are obligated to pay a monthly fixed amount of $92,500, followed by monthly payments based on percentage of Beyond Organic distributor revenues and royalty revenues until the earlier of the date that is seven years from the closing date or such time as we have paid to Beyond Organic aggregate cash payments of Beyond Organic distributor revenue and royalty revenue equal to the maximum aggregate purchase price.

Good Herbs, Inc.

On April 28, 2014, we acquired certain assets and assumed certain liabilities of Good Herbs, Inc., a traditional herbal company with pure, unaltered, chemical-free, natural herbal supplements. The maximum consideration payable by us is $1,900,000, subject to adjustments. We are obligated to make monthly payments based on a percentage of Good Herbs distributor revenue and royalty revenue until the earlier of the date that is 10 years from the closing date or such time as we have paid to Good Herbs aggregate cash payments of Good Herbs distributor revenue and royalty revenue equal to the maximum aggregate purchase price.

Products

Direct Selling Segment - Youngevity (R)

We offer more than 2,500 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into eleven sub-product lines. (Nutritional Supplements, Sports and Energy Drinks, Health and Wellness, Weight Loss, Gourmet Coffee, Skincare and Cosmetics, Lifestyle Services, digital products including Scrap books and Memory books, Packaged Foods, Pharmacy Discount Cards, Clothing and Jewelry line.)

Our flagship Nutritional Supplements include our Healthy Start Pak(TM), which includes Beyond Tangy Tangerine (R) (a multivitamin/mineral/amino acid supplement), EFA Plus(TM) (an essential fatty acid supplement), and Osteo-fx Plus(TM) (a bone and joint health supplement). This product category is continually evaluated, updated where and when necessary.  New products are introduced to take advantage of new opportunities that may become available based on scientific research and or marketing trends.  Beyond Tangy Tangerine (R) 2.0 was added to the line offering a second flavor option and a non GMO option our number one selling product.  The Beyond Tangy Tangerine line, Osteo-fx line, Ultimate EFA line of products are the Company’s top selling products averaging 50% of our Direct Selling segment sales.

Our Sports and Energy Drinks include Rebound FX(TM), formulated for quick, sustained energy and endorsed by former All Star Basketball player Theo Ratliff. Our flagship Weight Management program is marketed as the Healthy Body Challenge which is a program that involves three phases including detoxification, transformation and the healthy lifestyle phase.  Each phase includes recommended products. During the transformation phase we recommend the Slender FX(TM) Weight Management System, consisting of a meal replacement shake plus supplements to support healthy weight loss. Our Gourmet Coffee includes JavaFit(R), a line of gourmet coffees blended with nutrients to support various health aspects. Our Personal Care products include Youngevity(R) Mineral Makeup(TM) and Youngevity(R) Botanical Spa(TM), Ancient Legacy(TM) Essential Oils, and Isola Luce(TM) Palm Oil Candles. Our Home and Garden products include Arthrydex(TM), a joint health supplement for pets; Hydrowash(TM), an environmentally safe cleaner; and Bloomin Minerals(TM), a line of plant and soil revitalizers.

In 2014 we introduced our MK Collaboration line of fashion and jewelry accessories to complement our nutritional and makeup products and with the acquisition of Mialisia in 2015 and the licensing agreement we entered into with South Hill Designs which was effective January 13, 2016 (a proprietary jewelry company that sells customized lockets and charms), we have further expanded our jewelry line that our distributors have access to offering more variety and appealing to a broader consumer base.

Our acquisition of Heritage Makers in August of 2013 allows customers and distributors to create and publish a number of products utilizing their personal photos.  A Heritage Makers account provides ongoing access to Studio, a user friendly, online program, where a person can make one-of-a-kind keepsakes, storybooks, photo gifts and more, using Heritage Makers rich library of digital art and product templates. Products available include Storybooks, Digital Scrapbooking, Cards, and Photo Gifts. The full offering can be viewed at www.heritagemakers.com. Information contained on our websites are not incorporated by reference, and do not form any part of, this Annual Report on Form 10-K. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Coffee Segment - CLR Roasters, LLC (“CLR”)

Our coffee line initially began in 2003 with the formation of Javalution.  Javalution, through its JavaFit Brand, develops products in the relatively new category of fortified coffee.  JavaFit fortified coffee is a blend of roasted ground coffee and various nutrients and supplements.  On July 11, 2011, our AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to Youngevity International, Inc., effective July 23, 2013.  In connection with this merger, CLR, which had been a wholly-owned subsidiary of Javalution prior to the merger, continued to be a wholly-owned subsidiary of the Company.  CLR operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers.

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

During 2015 CLR invested in the K-Cup coffee equipment and capabilities and began the production of the K-Cup line of single-serve coffee products. In addition, we registered our own Y-Cup® trademark for Youngevity identification to expand the business brand name.

CLR’s green coffee business provides for the sale of green coffee beans to other roasters and distributors, primarily from the distribution of coffee beans from Nicaragua.

Our products offered by CLR include:

●	100% Colombian Premium Blend;	●	Italian Espresso;
●	House Blend;	●	Decaffeinated Coffee;
●	Dark Roast;	●	Half Caff Espresso;
●	Donut Shop;	●	Green Coffee Beans;
●	Flavored Coffees;	●	Organic Coffees; and
●	Espresso;	●	Select Water Decaffeinated.

The commercial coffee segment’s revenues were 11% of total revenues for the year ended December 31, 2015.

Distribution

Direct Selling Segment - We presently sell products in 70 countries and territories, including all 50 states in the U.S., with operations in the U.S. and currently six international distribution centers.  For the year ended December 31, 2015 approximately 7% of our sales were derived from sales outside the U.S.  We primarily sell our products to the ultimate consumer through the direct selling channel. Our distributors are required to pay a one-time enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below. No single distributor accounts for more than 2% of our net sales.

A distributor contacts customers directly, selling primarily through our online or printed brochures, which highlight new products and special promotions for each of our sales campaigns.  In this sense, the distributor, together with the brochure, is the “store” through which our products are sold. A brochure introducing new sales campaigns is frequently produced and our websites and social networking activity take place on a continuous basis.  Generally, distributors and customer’s forward orders using the internet, mail, telephone, or fax and payments are processed via credit card or other acceptable forms of payment at the time an order is placed.  Orders are processed and the products are assembled primarily at our distribution center in Chula Vista, California and delivered to distributors, distribution centers and customers through a variety of local, national and international delivery companies.

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

Information contained on our websites are not incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K. We have included the website address as a factual reference and do not intend it to be an active link to the website.

The recruiting of new distributors and the training are the primary responsibilities of key independent distributors supported by our marketing staff. The independent distributors are independent contractors compensated exclusively based on total sales of products achieved by their down-line distributors and customers. Although the independent distributors are not paid a fee for recruiting additional distributors, they have the incentive to recruit additional distributors to increase their opportunities for increasing their total sales and related sales commissions. Acquisitions of other direct selling businesses and personal contacts, including recommendations from current distributors, and local market advertising constitute the primary means of obtaining new distributors and customers. Distributors also have the opportunity to earn bonuses based on the net sales of products made by distributors they have recruited and trained in addition to discounts earned on their own sales of our products. This program can be unlimited based on the level achieved in accordance with the compensation plan that can change from time to time at our discretion. The primary responsibilities of sales leaders are the prospecting, appointing, training and development of their down-line distributors while maintaining a certain level of their own sales.

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

Sufficient raw materials were available during the year ended December 31, 2015 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed.

Coffee Segment - We currently source green coffee from Nicaragua.  For large contracts, CLR from time to time locks in a price with its suppliers to protect CLR and its customers from price fluctuations that take place in the commodities market.

We purchase our inventory from multiple third-party suppliers at competitive prices.  For the year ended December 31, 2015 we made purchases from three vendors that individually comprised more than 10% of total purchases and in aggregate approximated 61% of total purchases for the two segments. We will also be able to produce green coffee from CLR’s own plantation it acquired in Nicaragua in 2014. We do not believe that CLR is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory.

Intellectual Property

We have developed and we use registered trademarks in our business, particularly relating to our corporate and product names. We own several trademarks that are registered with the U.S. Patent and Trademark Office and we also own trademarks in Canada, Australia, New Zealand, Singapore, Mexico, and Russia. Registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered trademark in connection with a similar product in the same channels of trade by any third-party in the respective country of registration, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

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

Direct Selling Industry

Direct selling is a business distribution model that allows a company to market its products directly to consumers by means of independent contractors and relationship referrals.  Independent, unsalaried salespeople, referred to as distributors, represent us and are awarded a commission based upon the volume of product sold through each of their independent business operations.

According to the World Federation of Direct Selling Association 2015 annual report, it is estimated that 2014 retail sales for the direct selling channel increased 5.5% to $34.7 billion from $32.7 billion in 2013. The direct selling channel in the US has seen a compounded annual growth rate between 2011 and 2014 of 4.9%. Driving industry growth is the increase in the number of people involved in direct selling, which increased 8% to nearly 18.2 million in 2014 from 16.8 million in 2013. In 2014, the number of people active in direct selling reached 18.2 million stemming from the recession of 2009 reflecting people losing their jobs, thus seeking to earn money as a direct selling organization. The World Federation of Direct Selling Association 2015 annual report reports that the top product categories continue to gain market share: nutrition, beauty, home care, jewelry, clothing, home décor, energy, telecommunications products, legal and services. Wellness products include weight-loss products and dietary supplements.

Coffee Selling Industry

According to IBIS World industry March 2016 reports 51121c. “Coffee Production and Demand in the U.S.”, during the past five years, the coffee production industry fared well, exhibiting revenue growth due to increases in input commodity prices that were passed on to customers. Moreover, in the next five years, the industry is expected to benefit from consumer demand for premium-coffee products. As the world price of coffee is expected to grow, coffee producers are expected to benefit from less volatile input commodity prices, compared with the previous period. As a result, we anticipate that coffee producers will be able to efficiently reflect input commodity pricing in their coffee prices. The strong demand projection comes at a time of squeezed global coffee supplies, which pushed prices to multiyear highs last year following a historic drought in Brazil, the world’s largest grower.

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

Within the direct selling channel, we compete on a regional and often country-by-country basis, with our direct selling competitors. There are also a number of direct selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. We compete against large and well-known companies that manufacture and sell broad product lines through various types of retail establishments such as General Foods and Nestle. In addition, we compete against many other companies that manufacture and sell in narrower product lines sold through retail establishments. This industry is highly competitive, and some of our principal competitors in the industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We have many competitors in the highly competitive energy drink, skin care and cosmetic, coffee, pet line and pharmacy card industries globally, including retail establishments, principally department stores, and specialty retailers, and direct-mail companies specializing in these products. Our largest direct sales competitors are Herbalife, Amway, USANA and NuSkin.  In the energy drink market we compete with companies such as Red Bull, Gatorade and Rock Star.  Our beauty, skin care and cosmetic products compete with Avon and Bare Essentials.  From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

Employees

As of March 18, 2016, we had 382 employees worldwide.  We believe that our current personnel are capable of meeting our operating requirements in the near term.  We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts.

Our Corporate History

Youngevity International, Inc., formerly AL International, Inc., founded in 1996, operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR, our commercial coffee business, Financial Destinations, Inc., FDI Management, Inc., and MoneyTrax, LLC; (collectively referred to as “FDI”), MK Collaborative LLC, Youngevity Global, LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd. and Youngevity NZ, Ltd. In addition the Company formed seven international business subsidiaries in 2015 and 2014: Siles Plantation Family Group S.A. located in Nicaragua (subsidiary of CLR), Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Singapore PTE LTD and Mialisia Canada, Inc.

Effective July 23, 2013, we changed our name from AL International, Inc. to Youngevity International, Inc.

On July 11, 2011, AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to Youngevity International, Inc., effective July 23, 2013.  In connection with this merger, CLR, which had been a wholly-owned subsidiary of Javalution prior to the merger, continued to be a wholly-owned subsidiary of the Company.  CLR operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers.

Emerging Growth Company

We are an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012. We shall continue to be deemed an emerging growth company until the earliest of:

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

Additional information about our company is contained at our website, http://www.youngevity.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We make have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are electronically filed with, or furnish it to, the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the Audit Committee and Compensation Committee Our phone number is (619)934-3980 and our facsimile number is (619)934-5009.

RISK FACTORS

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below and, the other information in the documents incorporated by reference herein when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATING TO OUR BUSINESS

Because we have recently acquired several businesses and significantly increased our investment in our green coffee business, it is difficult to predict to what extent we will be able to maintain or improve our current level of revenues and profitability

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity(R) health products. In the last four years, we completed 15 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity health product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, we have recently acquired a dry-processing plant and a coffee plantation in Nicaragua and are in the process of expanding our product line with the purchase of K-Cup manufacturing capabilities which we launched in May 2015.  It is too early to predict the results of our capital investment in the green coffee business.

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

The failure to comply with the terms of our outstanding Notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against the pledged assets of CLR.

We have issued $7,187,500 of convertible notes (the “November 2015 Notes) to investors in November 2015 (the “November 2015 Offering”) that are secured by certain of our assets and those of CLR other than its inventory and accounts receivable. We have also issued an additional $4,750,000 in principal amount of notes (the “September 2014 Notes”) in September 2014 Offering (the “September 2014 Offering”) secured by CLR’s pledge of  the Nicaragua green coffee beans acquired with the proceeds, the contract rights under a letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s factoring agreement and equipment lease but senior to all of its other obligations), Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The November 2015 Notes mature in 2018, and the September 2014 Notes mature in 2019 and require us, among other things, to maintain the security interest given by CLR for the notes, make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets or our assets would likely have a serious disruptive effect on our coffee and direct selling operations.

We generate a substantial portion of our revenue from the sale of The Beyond Tangy Tangerine line, Osteo-fx line and, Ultimate EFA line of products. A decrease in sales of these products could seriously harm our business.

A significant portion of our revenue during the year ended December 31, 2015, approximately 50%, was derived from sales of our Beyond Tangy Tangerine line, Osteo-fx line and Ultimate EFA line of products. Any disruption in the supply of the raw materials used for these problems, any negative press associated with these products or manufacture and sale of competitive products, could have a material adverse effect on our business.

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S.3546), which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement.

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

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission and the Food and Drug Administration. The failure of our third party manufacturers to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us. We may be unable to recover costs related to product recalls. We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2016 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

Our founder, Dr. Joel Wallach, is a highly visible spokesman for our products and our business, and our message is based in large part on his vision and reputation, which helps distinguish us from our competitors. Any loss or limitation on Dr. Wallach as a lead spokesman for our mission, business, and products could have a material adverse effect upon our business, financial condition, or results of operations. In addition, our executive officers, including Stephan Wallach and David Briskie, are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

For the year ended December 31, 2015, approximately 7% of our sales were derived from sales outside the United States.  In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the “FCPA”). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our direct marketing competitors is under investigation in the United States for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

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

Our principal business segment is conducted worldwide in the direct selling channel. Sales are made to the ultimate consumer principally through independent distributors and customers worldwide. There is a high rate of turnover among distributors, which is a common characteristic of the direct selling business. As a result, in order to maintain our business and grow our business in the future, we need to recruit, retain and service distributors on a continuing basis and continue to innovate the direct selling model. Consumer purchasing habits, including reducing purchases of products generally, or reducing purchases from distributors or buying products in channels other than in direct selling, such as retail, could reduce our sales, impact our ability to execute our global business strategy or have a material adverse effect on our business, financial condition and results of operations. If our competitors establish greater market share in the direct selling channel, our business, financial condition and operating results may be adversely affected. Furthermore, if any government bans or severely restricts our business method of direct selling, our business, financial condition and operating results may be adversely affected.

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

We intend to retain future profits, if any, to expand our business. We have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our common stock if you require dividend income. Any return on investment in our common stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the registration rights agreement that we entered into with investors in the November 2015 Offering and September 2014 Offering, we were required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

There is no public market for the notes or warrants to purchase shares of our common stock that were issued to investors in our Private Placements.

There is no established public trading market for the warrants that were issued in the September 2014 Offering and the November 2015 Offering and we do not expect a market to develop. In addition, we do not intend to apply to list the warrants on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the warrants will be limited.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for investors who received warrants in our private placements to exercise their warrants.

The warrants issued in the September 2014 Offering and the November 2015 Offering do not confer any rights of share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire our common stock at a fixed price for a limited period of time. Investors in the September 2014 Offering and the November 2015 Offering may exercise their right to acquire the shares of Common Stock underlying their warrants at any time after the date of issuance by paying the respective exercise price per share, prior to their expiration, after which date any unexercised warrants will expire and have no further value. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for investors to exercise their warrants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operation Properties

Our corporate headquarters are located at 2400 Boswell, Road, Chula Vista, California 91914. This is also the location of Youngevity’s main operations and distribution center. The facility consists of a 59,000 square foot Class A single use building that is comprised 40% of office space and the balance is used for distribution. The building is owned by our subsidiary 2400 Boswell, LLC, a limited liability company that we acquired from the step parent of Mr. Wallach, our Chief Executive Officer. On March 15, 2013, we acquired 2400 Boswell, LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over five years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. As of December 31, 2015 the balance on the long-term mortgage was $3,431,000 and the balance on the promissory note was $189,000. The rent expense for the year ended December 31, 2015 was approximately 72,000.

Roasting, distribution and operations for our CLR division are handled in our Miami, Florida based facility, which consists of 39,500 square feet. Our lease for this space expires in May 2023.  The rent expense for the year ended December 31, 2015 was approximately $299,000.

The Siles Plantation Family Group (“Siles”), is a wholly owned subsidiary of CLR, which owns a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua.

In December 2015 we relocated our marketing operations from Windham, New Hampshire, to our corporate headquarters in Chula Vista, California. The Windham building is owned by FDI Realty and Mr. William Andreoli, our Former President is the single member of FDI Realty. The building consists of 12,750 square feet of office rental space. We are presently a co-guarantor of FDI Realty’s mortgages on the building. The rent expense for the year ended December 31, 2015 was approximately $204,000.

Heritage Makers is located in a 9,300 square foot facility in Provo, Utah. The rent expense for the year ended December 31, 2015 was approximately $118,000.

Our New Zealand operations are located in a 3,570 square foot facility in Auckland. The rent expense for the year ended December 31, 2015 was approximately $57,000. Our Russia operations are located in a 1,668 square foot facility in Moscow. The rent expense for the year ended December 31, 2015 was approximately $139,000. Our Singapore operations are located in a 3,222 square foot facility and the rent expense for the year ended December 31, 2015 was approximately $68,000. Our Mexico operations are located in a 1,500 square foot facility in Guadalajara. The rent expense for the year ended December 31, 2015 was approximately $21,000.

As of December 31, 2015 we are considering other space needs for operations as our needs grow.

Item 3. Legal Proceedings

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business.  We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 2013, our common stock has been traded on the QX tier of the OTC Market under the symbol "YGYI".  Previously, our common stock was quoted on the OTC Markets OTC Pink Market system under the symbol “JCOF”. On March 18, 2016, the closing price of our common stock on the OTCQX was $0.29. The range of high and low bid or sales prices for each of the quarters of the fiscal years ended December 31, 2015 and 2014 is presented below:

	2015		2014
	High	Low	High	Low
First Quarter	$0.27	$0.22	$0.26	$0.14
Second Quarter	$0.41	$0.24	$0.29	$0.16
Third Quarter	$0.39	$0.23	$0.34	$0.21
Fourth Quarter	$0.35	$0.26	$0.28	$0.18

Holders

As of the close of business on March 18, 2016, there were 489 holders of record of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We did not pay any dividends in fiscal years ended 2015 or 2014.  We intend to retain future profits, if any, to expand its business. We do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during the year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Repurchases of Equity Securities

On December 11, 2012, we authorized a share repurchase program to repurchase up to 15 million of our issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, we repurchased a total of 1,344,222 shares at a weighted-average cost of $0.31 per share in 2015 and 1,445,547 shares at a weighted-average cost of $0.23 per share in 2014.

Share repurchases activity during the three months ended December 31, 2015 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period ending December 31, 2015	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	74,413	0.30	74,413	11,263,928
November 1 to November 30	66,500	0.29	66,500	11,197,428
December 1 to December 31	3,600	0.30	3,600	11,193,828
Total	144,513	0.30	144,513	11,193,828

(*)  On December 11, 2012, we authorized a share repurchase program to repurchase up to 15 million of our issued and outstanding common shares from time to time on the open market or via private transactions through block trades. The initial expiration date for the stock repurchase program was December 31, 2013. On October 7, 2013, the Board voted to extend the stock repurchase program until a date is set to revoke the program.

Equity Compensation Plan Information
Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	23,521,600	$0.22	16,111,725

Item 6. Selected Financial Data

The following table sets forth historical financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below and previous filings. We have derived the selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our audited financial statements and the related notes.

	Year Ended December 31,
	2015	2014	2013	2012	2011

Statements of Operations Data:
Revenues	$156,597	$134,043	$85,627	$75,004	$40,670
Cost of revenues	63,628	57,718	34,326	31,179	15,962
Gross profit	92,969	76,325	51,301	43,825	24,708
Distributor compensation	63,276	52,646	32,985	30,526	16,986
Selling and marketing, general and administrative expense	24,287	20,310	13,964	13,580	7,446
Impairment of goodwill (1)	-	-	-	-	151,798
Operating income (loss)	5,406	3,369	4,352	(281)	(151,522)
Interest expense, net	(4,491)	(2,356)	(1,249)	(90)	(427)
Extinguishment loss on debt	(1,198)	-	-	-	-
Change in fair value of warrant derivative liability	(39)	(15)	-	-	-
Income (loss) before income taxes	(322)	998	3,103	(368)	(151,949)
Income tax (benefit) provision	1,384	(4,371)	452	196	246
Net income (loss)	$(1,706)	$5,369	$2,651	$(564)	$(152,195)

Other Financial Data
Depreciation and amortization	$3,354	$2,686	$2,079	$1,905	$1,064
Stock based compensation	455	534	848	629	-
Change in fair value of warrant derivative liability	39	15	-	-	-
Extinguishment loss on debt	1,198	-	-	-	-
Adjusted EBITDA (1)	9,215	6,589	7,279	3,170	1,340

Balance Sheet Data
Cash and cash equivalents	$3,875	$2,997	$4,320	$3,025	$1,390
Inventory	17,977	11,783	5,973	4,675	4,981
Total assets	62,785	55,732	34,853	24,907	24,367
Stockholders’ Equity	18,881	18,589	11,499	9,879	9,078

Weighted average shares outstanding, diluted	392,075,608	389,795,108	391,953,473	387,392,118	329,229,717

(1)
Impairment of Goodwill in 2011 was as a result of the reverse acquisition of Javalution. This was excluded from Adjusted EBITDA calculations. Adjusted EBITDA is a non-GAAP financial measure.  We calculate Adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense, change in the fair value of warrant derivative and non-cash impairment loss and debt extinguishment gain or loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.  Management believes that Adjusted EBITDA, when viewed with our results under GAAP, provides useful information about our period-over-period growth. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

 Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2015, we derived approximately 89% of our revenue from direct sales and approximately 11% of our revenue from our commercial coffee sales. During the year ended December 31, 2014, we derived approximately 87% of our revenue from our direct sales and approximately 13% of our revenue from our commercial coffee sales.

In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee.  We own a traditional coffee roasting business, CLR that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

During the year ended December 31, 2015, we derived approximately 93% of our revenues from sales within the United States.

2014 and 2015 Debt Offerings

On November 25, 2015, we closed the final round of the November 2015 Offering pursuant to which we raised cash proceeds of $3,187,500 and converted $4,000,000 of debt from a previous private placement. We issued to three (3) investors three (3) year senior secured November 2015 Notes in the aggregate principal amount of $7,187,500 convertible into 20,535,714 shares of Common Stock at a conversion price of $0.35 per share and warrants exercisable to purchase an aggregate of 9,583,333 shares of Common Stock from us at a price per share of $0.45. We also issued 3,011,904 warrants to the placement agent and its designees, of which 2,053,571 have an exercise price of $0.35 per share and 958,333 have an exercise price of $0.45 per share.

The November 2015 Notes bear interest at a rate of eight percent (8%) per annum.  We have the right to prepay the November 2015 Notes at any time after the one year anniversary date of the issuance of the November 2015 Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest.  The November 2015 Notes rank senior to all of our debt other than certain debt owed to Wells Fargo Bank, Crestmark Bank, the investors in our prior private placements, a mortgage on property, and any refinancings thereof.  We and CLR, have provided collateral to secure the repayment of the November 2015 Notes and have pledged our assets (which liens are junior to CLR’s line of credit and equipment lease and junior to the rights of note holders in our prior financings but senior to all of their other obligations), all subject to the terms and conditions of a security agreement among us, CLR and the investors.  Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the November 2015 Notes, subject to the terms of a Guaranty executed by him with the investors. In addition, Mr. Wallach has agreed not to sell, transfer or pledge the 30 million shares of the Common Stock that are currently pledged as collateral to a previous financing so long as his personal guaranty is in effect.

The November 2015 Warrants contain cashless exercise provisions in the event a registration statement registering the Common Stock underlying the November 2015 Warrants has not been declared effective by the Securities and Exchange Commission by specified dates and customary anti-dilution protection and registration rights.  The November 2015 Warrants issued to investors expire sixty (60) months from the date of issuance and have an exercise price of $0.45 per share. The November 2015 Warrants issued to the placement agent and its designees exercisable for 958,333 shares of Common Stock that expire in sixty (60) months from the date of issuance have an exercise price of $0.45 per share and 2,053,571 shares of Common Stock that expire in thirty-six (36) months from issuance and have an exercise price of $0.35 per share.

We intend to invest the net offering proceeds in our wholly owned subsidiary, CLR to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth on its green coffee division. For twelve (12) months following the closing of the November 2015 Offering, the investors in the November 2015 Offering have the right to participate in any future equity financings by us  up to their pro rata share of the aggregate maximum offering amount.

In connection with the November 2015 Offering, we also entered into the “Registration Rights Agreement” with the investors in the November 2015 Offering.  The Registration Rights Agreement requires that we file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission within sixty (60) days of the final closing date of the November 2015 Offering (the “Filing Date”) for the resale by the investors of all of the shares Common Stock underlying the November 2015 Notes and the November 2015 Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”).   Upon the occurrence of certain events (each an “Event”), we will be required to pay to the investors liquidated damages of 1.0% of their respective aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured.  In no event may the aggregate amount of liquidated damages payable to each of the investors exceed in the aggregate 10% of the aggregate purchase price paid by such investor for the Registrable Securities. On February 12, 2016 we received notice from the SEC that our registration statement was effective.

In January 2015, we raised aggregate gross proceeds of $5,250,000 (the “January 2015 Offering”) when we entered into note purchase agreements with three (3) accredited investors pursuant to which we sold 52.5 units, each unit consisting of a one (1) year secured note (the “January 2015 Note”)in the aggregate principal amount of $100,000 and 30,000 shares of Common Stock.  We used the net offering proceeds from the January 2015 Offering for CLR to fund the purchase of Nicaragua green coffee to be sold under the terms of a letter of intent for sourcing and supply. The January 2015 Notes bear interest at a rate of eight percent (8%) per annum.  We have the right to prepay the January 2015 Notes at any time at a rate equal to 100% of the then outstanding principal balance and accrued interest.  The January 2015 Notes rank pari passu to all other notes of ours other than certain outstanding senior debt.  CLR has provided collateral to secure the repayment of the January 2015 Notes and has pledged the Nicaragua green coffee beans acquired with the proceeds, the contract rights under the letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations), all subject to the terms and conditions of a security agreement among us, CLR and the investors.  Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the January 2015 Notes, subject to the terms of a Guaranty executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 30 million shares of the Common Stock that he owns so long as his personal guaranty is in effect. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Offering and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of the January 2015 Notes as December 31, 2015 was $250,000 and was paid in January 2016.

Between July 31, 2014 and September 10, 2014, we entered into Note Purchase Agreements (the "2014 Note" by way of completing a private placement offering (“2014 Private Offering”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible 2014 Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share, subject to adjustment as provided therein. As of December 31, 2016 the principal amount of $4,750,000 remains outstanding. The outstanding 2014 Notes are secured by certain of our pledged assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due between July and September 2019.
Recent Event

On March 23, 2016, we filed a lawsuit against Wakaya Perfection, LLC and several of its executives, including our former president William Andreoli, or agents in the United States District Court for the Southern District of California. The lawsuit is captioned Youngevity International Corp. v. Todd Smith, et al., No. 16-cv-0704-W-JLB (S.D. Cal. 2016).

The lawsuit alleges, inter alia, that executives and investors in Wakaya Perfection unlawfully breached their contractual agreements with Youngevity, including non-compete clauses, and intentionally interfered with our existing distributor relationships through unlawful conduct.  The defendants include individuals who held positions within Youngevity, but departed to begin a competing direct networking business. Our lawsuit seeks damages and injunctive relief restraining the defendants from misappropriating proprietary Youngevity information.

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

Revenue Recognition

We recognize revenue from product sales when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. We ship the majority of the direct selling segment products directly to the distributors and customers via UPS, USPS or Fedex and receive substantially all payments for these sales in the form of credit card transactions. We regularly monitor the use of credit card or merchant services to ensure that the financial risk related to credit quality and credit concentrations is actively managed. Revenue is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. We ship the majority of the coffee segment products via common carrier and invoice our customers for the products. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point.

Sales revenue and a reserve for estimated returns are recorded net of sales tax when product is shipped.

Fair Value of Financial Instruments

Certain of our financial instruments including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and deferred revenue are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our notes payable and derivative liability are carried at estimated fair value (see Note 7, to the consolidated financial statements.)

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency.

We review the terms of convertible debt and equity instruments we issue to determine whether there are derivative instruments, including an embedded conversion option that is required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value (see Note 6, to the consolidated financial statements.)

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We record an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

Business Combinations

We account for business combinations under the acquisition method and allocate the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of our common stock, the value of the common stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third party estimates and assumptions that utilize established valuation techniques appropriate for our industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates, and probabilities that contingencies will be met.

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

Results of Operations

The comparative financials discussed below show the consolidated financial statements of Youngevity International, Inc. as of and for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015 compared to year ended December 31, 2014

Revenues

For the year ended December 31, 2015, our revenue increased 16.8% to $156,597,000 as compared to $134,043,000 for the year ended December 31, 2014.  During the year ended December 31, 2015, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales. Direct selling revenues increased 19.4% and were primarily attributed to the increase in our product offerings, the increase in the number of distributors selling our product, price increases on certain products and the increase in the number of customers consuming our products as well as $10,321,000 in additional revenues derived from our 2015 and 2014 acquisitions compared to the prior period. The commercial coffee segment revenue remained flat reporting minimal change primarily due to a decrease in the green coffee distribution business which was negatively impacted by the lower commodity prices for green coffee. The following table summarizes our revenue in thousands by segment:

	For the years ended December 31,		Percentage change
Segment Revenues	2015	2014
Direct selling	$138,927	$116,365	19.4%
Commercial coffee	17,670	17,678	(0.0)%
Total	$156,597	$134,043	16.8%

Cost of Revenues and Gross Profit

For the year ended December 31, 2015, overall cost of revenues increased approximately 10.2% to $63,628,000 as compared to $57,718,000 for the year ended December 31, 2014. The increase in cost of revenues is primarily attributable to the increase in cost of revenue of the direct selling segment of 13.8% as a result of cost related to the increase in sales. The commercial coffee cost of revenues increased 2.4%. Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

For the year ended December 31, 2015, gross profit increased approximately 21.8% to $92,969,000 as compared to $76,325,000 for the year ended December 31, 2014. Gross profit as a percentage of revenues increased to 59.4%, compared to 56.9% in the prior year. Below is a table of the gross margin percentages by segment:

	Gross Profit % For the years ended December 31,
Segment Gross Profit	2015	2014
Direct selling	67.4%	65.8%
Commercial coffee	(3.6)%	(1.2)%
Consolidated	59.4%	56.9%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.6% for the year ended December 31, 2015, compared with the same period last year. This increase was primarily due to price increases on certain products that became effective as of the second quarter of the current year. The decrease in gross margin in the commercial coffee segment of approximately 2.4% was primarily due to the lower margins in green coffee business as a result of the lower commodity prices for green coffee and the impact of certain fixed costs at the roaster related to the single serve coffee business that is expected to operate at full capacity in 2016.

Operating Expenses

For the year ended December 31, 2015, our operating expenses increased approximately 20.0% to $87,563,000 as compared to $72,956,000 for the year ended December 31, 2014. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the year ended December 31, 2015, distributor compensation increased 20.2% to $63,276,000 from $52,646,000 for the year ended December 31, 2014. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.5% as compared to 45.2% for the year ended December 31, 2014.

For the year ended December 31, 2015, the sales and marketing expense increased 11.5% to $8,212,000 from $7,363,000 for the year ended December 31, 2014 primarily due to increased compensation costs related to sales and customer service.

For the year ended December 31, 2015, the general and administrative expense increased 24.2% to $16,075,000 from $12,947,000 for the year ended December 31, 2014 primarily due to increases in consulting costs related to international expansion, travel expenses, non-capitalized website maintenance costs, insurance, bank fees, employee compensation costs, charitable contributions and accounting fees. In addition, we recorded a decrease to the contingent acquisition liability of $446,000 during 2015, compared to an increase of $179,000 in the prior year. We also recorded $253,000 in 2015 to recognize other stock based expense related to warrant modifications compared to zero in the prior year. Increases in the commercial coffee segment were due to rent expense and employee wages.

Operating Income

For the year ended December 31, 2015, operating income increased approximately 60.5% to $5,406,000 as compared to $3,369,000 for the year ended December 31, 2014. This was primarily due to the increase in revenues and gross margins discussed above. Operating income as a percentage of revenues increased to 3.5%, compared to 2.5% in the prior year.

Total Other Expense

For the year ended December 31, 2015, total other expense increased by $3,357,000 to $5,728,000 as compared to $2,371,000 for the year ended December 31, 2014. Total other expense is primarily interest expense of $4,510,000 off-set by interest income of approximately $17,000 and the non-cash expenses from the extinguishment loss on debt of $1,198,000 and the change in fair value of warrant derivative of $39,000. Non-cash interest expense increased by approximately $1,797,000 as a result of interest expense from the accretion of debt discount and amortization of deferred financing costs related to the 2015 and 2014 Private Placement transactions. Other increase to interest expense of approximately $525,000 is primarily attributable to the interest payments to investors associated with the 2015 and 2014 Private Placement transactions Notes and other operating notes payable offset by a decrease of interest expense of approximately $186,000 related to contingent acquisition debt.

The Company recorded a non-cash extinguishment loss on debt of $1,198,000 in the current year as a result of the repayment of $5,000,000 in Notes Payable to one of the investors from the January 2015 Private Placement through issuance of a new November 2015 Note Payable. This loss represents the difference between the reacquisition value of the new debt to the holder of the note and the carrying amount of the holder’s extinguished debt (see Note 5, to the consolidated financial statements.)

Change in Fair Value of Warrant Derivative Liability. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the consolidated financial statements.)

The extinguishment loss on debt and warrant liability revaluations have not had a cash impact on our working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance increased approximately $161,000 for the year ended December 31, 2015 and decreased approximately $4,213,000 for the year ended December 31, 2014.We have recognized income tax expense of $1,384,000, which is our estimated federal, state and foreign income tax liability for the year ended December 31, 2015. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, warrant modification expense, interest expense on warrants, change in valuation allowance, extinguishment loss on debt, and meals and entertainment expense.

Net Income (loss)

For the year ended December 31, 2015, the Company reported a net loss of $1,706,000 as compared to a net income of $5,369,000 for the year ended December 31, 2014. The primary reason for the decrease is due to the income tax benefit of $4,371,000 in 2014 compared to income tax expense of $1,384,000 in 2015. The income tax benefit in 2014 was primarily due to the decrease in valuation allowance of $4,213,000 that the Company recognized in 2014. The net loss in 2015 was also impacted by the increase in total other expense of $3,357,000, primarily due to the non-cash extinguishment loss on debt of $1,198,000 and the increase in interest expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative or "Adjusted EBITDA," increased 39.8% to $9,215,000 for the year ended December 31, 2015 compared to $6,589,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure.  We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock based compensation expense, change in the fair value of the warrant derivative, non-cash impairment loss and debt extinguishment gain or loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net income (loss) for the years ended December 31, 2015 and 2014 is included in the table below (in thousands):

	Years Ended
	December 31,
	2015	2014
Net (loss) Income	$(1,706)	$5,369
Add
Interest, net	4,491	2,356
Income taxes	1,384	(4,371)
Depreciation	1,242	753
Amortization	2,112	1,933
EBITDA	7,523	6,040
Add
Stock based compensation	455	534
Change in the fair value of warrant derivative	39	15
Extinguishment loss on debt	1,198	-
Adjusted EBITDA	$9,215	$6,589

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2015 we had cash and cash equivalents of approximately $3,875,000 as compared to cash and cash equivalents of $2,997,000 as of December 31, 2014. The increase in cash was primarily due our recent Private Placements offset by inventory purchases and cash used for capital expenditures.

Cash Flows

Cash used in operating activities. Net cash provided by operating activities for the year ended December 31, 2015 was $1,367,000, as compared to net cash provided by operating activities of $1,902,000 for the year ended December 31, 2014. Net cash provided by operating activities consisted of net loss of a $1,706,000 offset by an increase of $7,641,000 in net non-cash operating activity expenses, and reduced by $4,568,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $39,000 related to the change in the fair value of warrant derivative liability, $3,354,000 in depreciation and amortization, $455,000 in stock based compensation expense, $253,000 related to warrant modification expense, $899,000 related to the amortization of deferred costs associated with our Private Placements, $1,409,000 related to deferred income taxes, $967,000 related to the amortization of debt discounts, $1,198,000 from the extinguishment of debt, offset by $933,000 in other non-cash items.

Changes in operating assets and liabilities were attributable to decreases in working capital primarily related to changes in inventory of $6,194,000 and deferred revenues of $2,495,000. Increases in working capital primarily related to changes in accounts receivable of $168,000 net of which $271,000 related to an increase in our factoring receivable and an increase of $103,000 from trade related receivables, accrued expenses and other liabilities of $1,278,000, accounts payable of $1,608,000, prepaid expenses and other current assets of $491,000 (net of non-cash deferred costs), $136,000 related to income tax receivable, and accrued distributor compensation of $46,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2015 was $3,230,000, as compared to net cash used in investing activities of $5,137,000 for the year ended December 31, 2014. Net cash used in investing activities consisted of $32,000 in initial cash payments related to the purchase of our business acquisitions and $3,198,000 in purchases of property and equipment and leasehold improvements.

Cash provided by financing activities. Net cash provided by financing activities was $2,792,000 for the year ended December 31, 2015 as compared to net cash provided by financing activities of $2,022,000 for the year ended December 31, 2014. The increase in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000, net proceeds related to the Convertible Note Payable associated with our November 2015 Private Placement of approximately $2,383,000, proceeds from exercise of stock options and warrants of $272,000, proceeds of $82,000 for the CLR factoring agreement, $1,214,000 in payments to reduce notes payable, $3,338,000 in payments related to contingent acquisition debt, $47,000 in payments to reduce capital lease obligations and $426,000 in payments related to the Company’s share repurchase program.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2015 (in thousands):

		Current	Long-Term
Contractual Obligations*	Total	2016	2017	2018	2019	2020	Thereafter
Operating Leases	$4,445	$1,199	$973	$723	$371	$345	$834
Capital Leases	405	111	117	114	39	24	-
Purchase Obligations	1,327	1,327	-	-	-	-	-
Convertible Notes Payable, “July 2014 Private Placement”(*)	4,750	-	-	-	4,750	-	-
Notes Payable, January 2015 Private Placement	250	250	-	-	-	-	-
Convertible Notes Payable, “November 2015 Private Placement” (*)	7,188	-	-	7,188	-	-	-
Notes Payable, Operating	4,853	206	167	235	155	155	3,935
Contingent Acquisition Debt	7,438	264	344	333	149	312	6,036
Total	$30,656	$3,357	$1,601	$8,593	$5,464	$836	$10,805

(*) The notes issued in the November 2015 and July 2014 Private Placements mature in three and five years, respectively, after their date of issuance unless they are converted into shares of Common Stock prior to maturity.

“Operating leases” generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

During the third quarter of fiscal year ended December 31, 2014, we completed a private placement and entered into Note Purchase Agreements with seven (7) accredited investors pursuant to which we sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into shares of our common stock. The Notes are due in September 2019 if the option to convert has not been exercised.

In January 2015, we completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which we sold units consisting of one (1) year senior secured notes in the aggregate principal amount of $5,250,000. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Offering and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of the January 2015 Notes as of  December 31, 2015 was $250,000 and was paid in January 2016 (see Note 5, to the consolidated financial statements.)

In November 2015, we completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which we sold senior secured convertible notes in the aggregate principal amount of $7,187,500, that are convertible into shares of Common Stock. The Notes are due in October 2018 if the option to convert has not been exercised (see Note 5, to the consolidated financial statements.)

The “Notes Payable, Operating” relates primarily to our note and mortgage on our corporate office property 2400 Boswell building. On March 15, 2013, we acquired 2400 Boswell for approximately $4.6 million dollars.  2400 Boswell LLC is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and have an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2015 the balance on the long-term mortgage was $3,431,000 and the balance on the promissory note was $189,000, both of which are included in notes payable.

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

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building previously housing our New Hampshire operations.  The balance of the mortgages is approximately $1,900,000 as of December 31, 2015.

Factoring Agreement

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

Accounts receivable due from factoring, as of December 31, 2015 and December 31, 2014, of approximately $556,000 and $827,000 respectively reflects the related collateralized accounts. Our outstanding liability related to the Factoring Agreement was approximately $457,000 and $538,000 as of December 31, 2015 and December 31, 2014, respectively.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. During 2014 and 2015 we raised an aggregate of $9,187,500 in cash from the sale of notes in three private placement transactions  and converted $4,000,000 of debt from the January 2015 Private Placement to the November 2015 Private Placement. Though our operations are currently meeting our working capital requirements, on November 9, 2015 we completed one of the three private placement offerings, the “November 2015 Private Placement, pursuant to which we had offered for sale as units up to a maximum of $10,000,000 principal amount of notes convertible at the initial conversion price of $0.35 into 28,571,428 shares of our common stock and 13,333,334 warrants. We raised cash proceeds of $3,187,500 in the November 2015 Private Placement and converted $4,000,000 of debt from our January 2015 Private Placement to the November 2015 Private Placement and sold aggregate units consisting of the Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of our common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and Warrants exercisable to purchase 9,583,333 shares of common stock from us at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum.  We invested the net offering proceeds in our wholly owned subsidiary, CLR, to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth in our green coffee division.

On October 10, 2014, we entered into a revolving line of credit agreement (“Line of Credit”), with Wells Fargo Bank National Association (“Bank”), our principal banking partner. The Line of Credit provided us with a $2.5 million revolving credit line. The outstanding principal balance of the Line of Credit bear interest at a fluctuating rate per annum determined by the Bank to be two and three-quarter percent (2.75%) above Daily One Month LIBOR as in effect from time to time. The bank charged an unused commitment fee equal to five tenths percent (.5%) per annum on the daily unused amount of the Line of Credit and was payable quarterly. We did not draw against this credit facility. The agreement expired in October 2015 and was not renewed.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2015.

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
Chula Vista, California

We have audited the accompanying consolidated balance sheets of Youngevity International, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Youngevity International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 29, 2016

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,875	$2,997
Accounts receivable, due from factoring company	556	827
Accounts receivable, trade	1,068	965
Income tax receivable	173	308
Deferred tax assets, net current	711	801
Inventory	17,977	11,783
Prepaid expenses and other current assets	3,868	3,753
Total current assets	28,228	21,434

Property and equipment, net	12,699	10,319
Deferred tax assets, long-term	1,821	3,140
Intangible assets, net	13,714	14,516
Goodwill	6,323	6,323
Total assets	$62,785	$55,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,015	$5,407
Accrued distributor compensation	4,223	4,177
Accrued expenses	3,605	2,332
Deferred revenues	2,580	5,075
Other current liabilities	577	477
Capital lease payable, current portion	111	24
Notes payable, current portion	456	228
Warrant derivative liability	4,716	3,712
Contingent acquisition debt, current portion	264	2,765
Total current liabilities	23,547	24,197

Capital lease payable, net of current portion	294	4
Notes payable, net of current portion	4,647	4,839
Convertible notes payable, net of debt discount	8,242	396
Contingent acquisition debt, net of current portion	7,174	7,707
Total liabilities	43,904	37,143

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,583,015 and 390,301,312 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	393	390
Additional paid-in capital	169,432	167,386
Accumulated deficit	(150,618)	(148,912)
Accumulated other comprehensive loss	(326)	(275)
Total stockholders’ equity	18,881	18,589
Total Liabilities and Stockholders’ Equity	$62,785	$55,732

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014

Revenues	$156,597	$134,043
Cost of revenues	63,628	57,718
Gross profit	92,969	76,325
Operating expenses
Distributor compensation	63,276	52,646
Sales and marketing	8,212	7,363
General and administrative	16,075	12,947
Total operating expenses	87,563	72,956
Operating income	5,406	3,369
Interest expense, net	(4,491)	(2,356)
Extinguishment loss on debt	(1,198)	-
Change in fair value of warrant derivative liability	(39)	(15)
Total other expense	(5,728)	(2,371)
Net (loss) income before income taxes	(322)	998
Income tax provision (benefit)	1,384	(4,371)
Net (loss) income	(1,706)	5,369
Preferred stock dividends	(12)	(15)
Net (loss) income available to common stockholders	$(1,718)	$5,354

Net (loss) income per share, basic	$0.00	$0.01
Net (loss) income per share, diluted	$0.00	$0.01

Weighted average shares outstanding, basic	392,075,608	389,427,336
Weighted average shares outstanding, diluted	392,075,608	389,795,108

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2015	2014

Net (loss) income	$(1,706)	$5,369
Foreign currency translation	(51)	(110)
Total other comprehensive loss	(51)	(110)
Comprehensive (loss) income	$(1,757)	$5,259

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock		Common Stock		Note Receivable for Stock Purchase	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount

Beginning Balance at December 31, 2013	211,135	$-	388,686,445	$389	$-	$165,759	$(165)	$(154,281)	$11,702	$(203)	$11,499
Net income	-	-	-	-	-	-	-	5,369	5,369		5,369
Deconsolidation of non-controlling interest	-	-	-	-	-	-	-	-	-	203	203
Foreign currency translation adjustment	-	-	-	-	-	-	(110)	-	(110)	-	(110)
Beneficial conversion feature of convertible notes payable	-	-	-	-	-	1,053	-	-	1,053	-	1,053
Issuance of common stock pursuant to the exercise of warrants	-	-	2,750,000	1	-	369	-	-	370	-	370
Issuance of common stock pursuant to the exercise of stock options	-	-	10,250	-	-	5	-	-	5	-	5
Issuance of common stock pursuant to the conversion of preferred stock	(50,000)	-	300,164	-	-	25	-	-	25	-	25
Repurchase of common stock	-	-	(1,445,547)	-	-	(344)	-	-	(344)	-	(344)
Dividends on preferred stock	-	-	-	-	-	(15)	-	-	(15)	-	(15)
Stock based compensation expense	-	-	-	-	-	534	-	-	534	-	534

Balance at December 31, 2014	161,135	$-	390,301,312	$390	$-	$167,386	$(275)	$(148,912)	$18,589	$-	$18,589

Net loss	-	-	-	-	-	-	-	(1,706)	(1,706)	-	(1,706)
Foreign currency translation adjustment	-	-	-	-	-	-	(51)	-	(51)	-	(51)
Beneficial conversion feature of convertible notes payable, net of tax	-	-	-	-	-	10	-	-	10	-	10
Issuance of common stock pursuant to Notes Payable	-	-	2,450,000	2	-	585	-	-	587	-	587
Issuance of warrants pursuant to Convertible Notes Payable debt financing	-	-	-	-	-	384	-	-	384	-	384
Issuance of common stock pursuant to the exercise of warrants	-	-	806,250	1	-	201	-	-	202	-	202
Issuance of common stock pursuant to the exercise of stock options	-	-	369,675	-	-	70	-	-	70	-	70
Repurchase of common stock	-	-	(1,344,222)	-	-	(426)	-	-	(426)	-	(426)
Dividends on preferred stock	-	-	-	-	-	(12)	-	-	(12)	-	(12)
Warrant modification expense	-	-	-	-	-	253	-	-	253	-	253
Warranty liability reclassified to equity	-	-	-	-	-	526	-	-	526		526
Stock based compensation expense	-	-	-	-	-	455	-	-	455	-	455

Balance at December 31, 2015	161,135	$-	392,583,015	$393	$-	$169,432	$(326)	$(150,618)	$18,881	$-	$18,881

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share amounts)

	Years Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(1,706)	$5,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,354	2,686
Stock based compensation expense	455	534
Warrant modification expense	253	-
Amortization of deferred financing costs	899	41
Amortization of prepaid advisory fees	20	-
Change in fair value of warrant derivative liability	39	15
Amortization of debt discount	967	428
Amortization of warrant issuance costs	21	-
Expenses allocated in profit sharing agreement	(528)	(211)
Change in fair value of contingent acquisition debt	(446)	179
Extinguishment loss on debt	1,198	-
Gain on disposal of assets	-	(1)
Deconsolidation of non-controlling interest	-	203
Deferred income taxes	1,409	(4,664)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	168	(665)
Inventory	(6,194)	(5,810)
Prepaid expenses and other current assets	885	(2,095)
Accounts payable	1,608	2,643
Accrued distributor compensation	46	1,466
Deferred revenues	(2,495)	1,767
Accrued expenses and other liabilities	1,278	325
Income taxes receivable	136	(308)
Net Cash Provided by Operating Activities	1,367	1,902

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(32)	(2,100)
Purchases of property and equipment	(3,198)	(3,037)
Net Cash Used in Investing Activities	(3,230)	(5,137)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	5,080	-
Proceeds from issuance of convertible notes payable, net	2,383	4,260
Proceeds from the exercise of stock options and warrants, net	272	375
Proceeds from factoring company, net	82	538
Payments of notes payable, net	(1,214)	(225)
Payments of contingent acquisition debt	(3,338)	(2,488)
Payments of capital leases	(47)	(94)
Repurchase of common stock	(426)	(344)
Net Cash Provided by Financing Activities	2,792	2,022
Foreign Currency Effect on Cash	(51)	(110)
Net increase (decrease) in cash and cash equivalents	878	(1,323)
Cash and Cash Equivalents, Beginning of Period	2,997	4,320
Cash and Cash Equivalents, End of Period	$3,875	$2,997

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,127	$2,387
Income taxes	$-	$698

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 2 for non-cash activity)	$1,136	$5,912
Common stock issued in connection with financing	$587	$-
Common stock issued for the conversion of preferred stock and accrued dividends	$-	$25
Capital lease and accounts payable agreements for manufacturing equipment	$429	$-
During 2015, the Company issued certain convertible notes payable that included warrants. The related beneficial conversion feature, valued at approximately $15,000 was classified as an equity instrument and recorded as a discount to the carrying value of the related debt. The warrants, valued at approximately $1,491,000, were recognized as a derivative liability. In addition, the Company issued warrants to the placement agent, valued at approximately $384,000 was classified as an equity instrument and recorded as issuance costs.

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
December 31, 2015 and 2014

Note 1. Basis of Presentation and Description of Business

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destination, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S and Youngevity International Singapore Pte. Ltd.

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

Segment Information

The Company has two reporting segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the twelve months ended December 31, 2015, we derived approximately 89% of our revenue from our direct sales segment and approximately 11% of our revenue from our commercial coffee sales segment. Approximately 87% of our revenue was from our direct sales segment and approximately 13% of our revenue was from our commercial coffee sales segment in 2014.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors including past experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful. Certain accounts receivable are financed as part of a factoring agreement. There was no allowance for doubtful accounts recorded as of December 31, 2015 or 2014.

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

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Finished goods	$9,893	$7,817
Raw materials	8,970	4,444
	18,863	12,261
Reserve for excess and obsolete	(886)	(478)
Inventory, net	$17,977	$11,783

A summary of the reserve for obsolete and excess inventory is as follows (in thousands):

	December 31,
	2015	2014
Balance as of January 1,	$(478)	$(336)
Addition to provision	(1,114)	(245)
Write-off of inventory	706	103
Balance as of December 31,	$(886)	$(478)

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Deferred Financing Costs

As of December 31, 2015 and 2014, deferred financing costs consisted of approximately $1,094,000 and $449,000, respectively, associated with our 2015 and 2014 Private Placement transactions, and is included with prepaid expenses and other current assets on the Company's balance sheets.  Deferred financing costs related to our offerings are amortized over the life of the notes and are amortized as issuance costs to interest expense.

Warrant Issuance Costs

As of December 31, 2015, warrant issuance costs associated with our November 2015 Private Placement include the fair value of the warrants issues of approximately $384,000, and is included with prepaid expenses and other current assets on the Company's balance sheets. The warrant issuance costs related to this offering are being amortized over the life of the convertible notes and are amortized as issuance costs to interest expense. There were no warrant issuance costs in 2014.

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

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2015. The remaining inventory as of December 31, 2015 is $192,000.

Costs associated with the 2016 harvest as of December 31, 2015 total approximately $350,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s consolidated balance sheet.

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

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred as of December 31, 2015 or 2014.

Property and equipment consist of the following (in thousands):
	December 31,
	2015	2014
Building	$3,503	$2,948
Leasehold improvements	2,349	1,701
Land	2,544	2,544
Land improvements	726	255
Producing coffee trees	553	553
Manufacturing equipment	4,399	3,272
Furniture and other equipment	1,417	1,080
Computer software	1,100	901
Computer equipment	663	378
Vehicles	103	103
	17,357	13,735
Accumulated depreciation	(4,658)	(3,416)
Total property and equipment	$12,699	$10,319

Depreciation expense totaled approximately $1,242,000 and $753,000 for the years ended December 31, 2015 and 2014, respectively.

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

Intangible Assets

Intangible assets are comprised of distributor organizations, trademarks and tradenames, customer relationships and internally developed software.  The Company's acquired intangible assets, which are subject to amortization over their estimated useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value.

Intangible assets consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$11,173	$6,086	$5,087	$10,475	$5,126	$5,349
Trademarks and trade names	4,666	537	4,129	4,441	304	4,137
Customer relationships	6,787	2,751	4,036	6,400	1,932	4,468
Internally developed software	720	258	462	720	158	562
Intangible assets	$23,346	$9,632	$13,714	$22,036	$7,520	$14,516

Amortization expense related to intangible assets was approximately $2,112,000 and $1,933,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, future expected amortization expense related to definite lived intangible assets for the next five years is as follows (in thousands):

Years ending December 31,
2016	$2,149
2017	2,101
2018	1,746
2019	1,152
2020	1,063

As of December 31, 2015, the weighted-average remaining amortization period for intangibles assets was approximately 5.29 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Approximately $2,267,000 in trademarks from business combinations have been identified as having indefinite lives. The Company has determined that no impairment occurred for the years ended December 31, 2015 and 2014.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of December 31, 2015 and December 31, 2014 was $6,323,000.

The Company has determined that no impairment of its goodwill occurred for the years ended December 31, 2015 and 2014.

Goodwill activity for the years ended December 31, 2015 and 2014 by reportable segment consists of the following (in thousands):

	Direct selling	Commercial coffee	Total
Balance at December 31, 2013	$2,709	$3,314	$6,023
Goodwill recognized	300	-	300
Goodwill impaired	-	-	-
Balance at December 31, 2014	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2015	$3,009	$3,314	$6,323

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

The Company also charges fees to become a distributor, and earn a position in the network genealogy, which are recognized as revenue in the period received. Our distributors are required to pay a one-time enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website and a genealogy position with no down line distributors. The Company recognized related revenue of $583,000 and $425,000 for the years ended December 31, 2015 and 2014, respectively.

Sales revenue and a reserve for estimated returns are recorded net of sales tax when product is shipped.

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of December 31, 2015 and 2014, the balance in deferred revenues was approximately $2,580,000 and $5,075,000 respectively, attributable to Heritage Makers was approximately $2,485,000 and $4,918,000 respectively. The remaining balance of approximately $95,000 and $157,000 as of December 31, 2015 and 2014, relates primarily to the Company’s 2016 and 2015 conventions, respectively.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of December 31, 2015 and 2014, the balance in deferred costs was approximately $967,000 and $1,695,000, respectively and was included in prepaid expenses and current assets.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to all customers are included in sales. Shipping expense was approximately $10,394,000 and $9,206,000 for the years ended December 31, 2015 and 2014, respectively.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method. Since the Company incurred a loss for the year ended December 31, 2015, 17,243,734 common share equivalents were not included in the weighted-average calculations since their effect would have been anti-dilutive. The incremental dilutive common share equivalents were 367,772 for the year ended December 31, 2014.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for 2015 and 2014.

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

Other Income (Expense)

We record interest income, interest expense, and change in derivative liabilities, as well as other non-operating transactions, as other income (expense) on our consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ASC (Topic 842): which sets out the principles for the recognition, (measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15,"Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting" which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is in the process of evaluating the impact of this new guidance.

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

Note 2.  Acquisitions and Business Combinations

During 2015 and 2014, the Company entered into eight acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

2015 Acquisitions

Paws Group, LLC

On July 1, 2015, the Company acquired certain assets of Paws Group, LLC, (“PAWS”) a direct-sales company for pet lovers that offers an exclusive pet boutique carrying treats for dogs and cats as well as grooming and bath products.  The purchase price consisted of a maximum aggregate purchase price of $150,000. The Company agreed to pay initial cash payment of approximately $61,000, for which the Company received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

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

The revenue impact from the PAWS acquisition, included in the consolidated statement of operations for the year ended December 2015 was approximately $98,000.

The pro-forma effect assuming the business combination with PAWS discussed above had occurred at the beginning of the Company’s fiscal year for 2015 are not presented as the information was not available.

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to the unique line of Mialisia’s patent-pending “VersaStyle™” jewelry and Mialisia’s distributors and customers will gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company agreed to pay an initial cash payment of $118,988, for which the Company received certain inventories, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

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

The revenue impact from the Mialisia acquisition, included in the consolidated statement of operations for the year ended December 2015 was approximately $754,000.

The pro-forma effect assuming the business combination with Mialisia discussed above had occurred at the beginning of the Company’s fiscal year for 2015 are not presented as the information was not available.

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

During the fourth quarter ended December 31, 2015 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced from $195,000 by approximately $75,000. The final purchase price allocation for JD Premium is as follows (in thousands):

Distributor organization	$68
Customer-related intangible	52
Total purchase price	$120

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

The revenue impact from the JD Premium acquisition, included in the consolidated statement of operations for the year ended December 2015 was approximately $102,000.

The pro-forma effect assuming the business combination with JD Premium discussed above had occurred at the beginning of 2015 is not presented as the information would not be significant to a user of the consolidated financial statements.

Sta-Natural, LLC

On February 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, the Company’s distributors and customers have access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company made an initial cash payment of $25,000. The Company also received certain inventories valued at $25,000, the initial cash payment was applied against and reduce the maximum aggregate purchase price.

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

The final purchase price allocation for Sta-Natural is as follows (in thousands):

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

The revenue impact from the Sta-Natural acquisition, included in the consolidated statement of operations for the year ended December 2015 was approximately $691,000.

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

The Company finalized the purchase accounting in 2015 and determined that the initial purchase price should be increased from $650,000 by approximately $75,000.

The final purchase price allocation for Restart Your Life (in thousands) is as follows:

Trademarks and trade name	$165
Customer-related intangible	375
Distributor organization	435
Accrued expenses	(250)
Total purchase price	$725

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

The revenue impact from the Restart Your Life acquisition, included in the consolidated statements of operations for the years ended December 2015 and 2014 was approximately $1,505,000 and $413,000, respectively.

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

The revenue impact from the Good Herbs’ acquisition, included in the consolidated statements of operations for the years ended December 2015 and 2014 was approximately $1,410,000 and $333,000, respectively.

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

The revenue impact from the Beyond Organic acquisition, included in the consolidated statements of operations for the years ended December 2015 and 2014 was approximately $5,760,000 and $3,129,000, respectively.

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

The Siles Plantation Family Group S.A. is operated and managed by a husband and wife team who are also employees of Siles. The husband and wife team are Marisol Del Carmen Siles Orozco (“Orozco”) and Alain Piedra Hernandez (“Hernandez”) both Nicaraguan nationals and U.S. citizens. Orozco and Hernandez independently own and operate a coffee export company and maintain an export license; Hernandez, Hernandez Export Y Company (“H&H”). CLR has been associated with H&H through sourcing arrangements to procure Nicaraguan coffee.

Concurrent with the acquisition of Siles, Siles acquired the assets of a dry-processing plant “La Pita”, a coffee plantation “El Paraiso” and has paid a deposit to purchase a second coffee plantation “El Paraisito” as follows:

1)
“La Pita”, a dry-processing plant sitting on approximately 26 acres of land is located in Matagalpa, Nicaragua.  The property includes buildings, structures, machinery and equipment, and furnishings and fixtures. The total purchase price was $1,904,840, of which CLR paid $1,050,000 and H&H paid $854,840. The purchase price allocation for La Pita (in thousands) is as follows:

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

3)
Additionally, Siles has the desire to purchase “El Paraisito”, an approximate 450 acre plantation located adjacent to El Paraiso. The Company is currently in the process of completing final settlement of the purchase agreement. CLR and H&H has a deposit towards this purchase of $284,000. CLR paid $200,000 and H&H paid $84,000 and is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheets for the years ended December 31, 2015 and 2014.

In connection with the acquisition of Siles (La Pita and El Paraiso), the Company recognized a contingent liability of approximately $1,632,000 which is payable to H&H after certain working capital conditions are met and after CLR’s cash contributions for the acquisitions are fully paid.

As an inducement to harvest the plantations and operate the dry-processing plant profitably, CLR and H&H entered into an Operating and Profit Sharing Agreement (“Agreement”).  In accordance with the Agreement, H&H shares equally (50%) in all profits and losses generated by Siles, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met. During the years ended December 31, 2015 and 2014 the Company recorded expenses allocated to the profit sharing Agreement of $528,000 and $211,000, respectively.

As of December 31, 2015 and 2014 the balance of contingent acquisition debt payable to H&H after the reduction of $528,000 and $211,000 from the allocation of 50% losses recognized in 2015 and 2014 is $894,000 and $1,421,000, respectively.
Revenue from the Siles Plantation includes service fees related to dry-processing and sales of plantation coffee were approximately $942,000 and $115,000 and is included in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

Siles Family Plantation is a newly formed entity in 2014 and does not have historical financial statements related to 2014; therefore pro-forma disclosures have not been presented for 2014.

Financial Destination, Inc., FDI Management, Inc., and MoneyTrax, LLC (collectively referred to as “FDI”)

During the Company’s third quarter ended September 30, 2014, the Company entered into an amendment agreement related to our FDI business acquisition that was consummated in a prior year, which reduces the maximum amount that will be paid to the seller. This resulted in a reduction in the estimated fair value of the related contingent acquisition debt.

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

FDI Realty, LLC

FDI Realty is the owner and lessor of the building we previously occupied by the Company for its sales and marketing office in Windham, NH. In December 2015 the Company relocated our operations from the Windham office, to our corporate headquarters in Chula Vista, California. A former officer of the Company is the single member of FDI Realty. The Company is a co-guarantor of FDI Realty’s mortgages on the building. The Company determined that the fair value of the guarantees is not significant and therefore did not record a related liability. The first mortgage is due on August 13, 2018 and the second mortgage is due on August 13, 2028. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is approximately $1,900,000 and $1,986,000 as of December 31, 2015 and 2014, respectively. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future.

At December 31, 2015, the Company held a variable interest in FDI Realty, for which the Company is not deemed to be the primary beneficiary. The Company has concluded, based on its qualitative consideration of the lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty, and is obligated to fund the obligations of FDI Realty. As a result of this determination, the financial position and results of operations of FDI Realty have not been included in the consolidated financial statements of the Company.

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

The following table summarizes the amounts included in the consolidated financial statements related to the operations of DrinkACT Singapore and DrinkACT Philippines (in thousands):

	Years ended December 31,
	2015	2014
Revenues	$-	$-
Operating loss, net	$-	$(203)

Related Party Transactions

A member of the Board of Directors owns and operates Northwest Nutraceuticals, Inc., a supplier of certain inventory items. The Company made purchases of approximately $93,000 and $72,000 from this supplier for the years ended December 31, 2015 and 2014, respectively.

Our coffee segment CLR is associated with H&H through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles acquisition, CLR engaged H&H as employees to manage Siles. The Company made purchases of approximately $10,499,000 and $11,766,000 from this supplier for the years ended December 31, 2015 and 2014, respectively. See Note 2 above.

Mr. Carl Grover the beneficial owner of in excess of five percent (5%) of our outstanding common shares is the sole beneficial owner of 43,001,690 shares of our common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of common stock convertible at $0.35 per share, and a September 2014 Warrant exercisable for 15,652,174 shares of common stock at an exercise price of $0.23 per share. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of common stock convertible at $0.35 per share, and a November 2015 Warrant exercisable for 9,333,333 shares of common stock at an exercise price of $0.45 per share. He also owns 5,171,240 shares of common stock that includes 1,500,000 shares of common stock issued as part of the January 2015 Note Purchase Agreement and 3,671,240 shares of common stock held prior to our 2014 and 2015 private placements and warrants exercisable for 5,142,857 shares of common stock acquired prior to our 2014 and 2015 private placements.

On March 15, 2013, the Company acquired 2400 Boswell LLC (“2400 Boswell”) for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2015 the balance on the long-term mortgage is approximately $3,431,000 and the balance on the promissory note is approximately $189,000.  The Company and our Chief Executive Officer are both are co-guarantors of the mortgage.

Note 4.  Notes Payable and Other Debt

On March 15, 2013, the Company acquired 2400 Boswell for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2015 the balance on the long-term mortgage is approximately $3,431,000 and the balance on the promissory note is approximately $189,000.  The Company and our Chief Executive Officer are both co-guarantors of the mortgage.

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid.  The Company has imputed interest at the rate of 7% per annum.  As of December 31, 2015 and 2014, the carrying value of the liability was approximately $1,204,000 and $1,258,000, respectively.  Imputed interest recorded on the note was approximately $29,000 and $63,000 for the years ended December 31, 2015 and 2014, respectively.

In November 2015, the Company completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which we sold senior secured convertible notes in the aggregate principal amount of $7,187,500, that are convertible into shares of Common Stock. The Notes are due in October 2018 if the option to convert has not been exercised (see Note 5, below.)

In January 2015, the Company completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which we sold units consisting of one (1) year senior secured notes in the aggregate principal amount of $5,250,000. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000, and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Offering and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of the January 2015 Notes as of December 31, 2015 was $250,000 and was paid in January 2016 (see Note 5, below.)

During the third quarter of the year ended December 31, 2014, the Company completed a private placement and entered into Note Purchase Agreements with seven (7) accredited investors pursuant to which we sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into shares of our common stock. The Notes are due in September 2019 if the option to convert has not been exercised (see Note 5, below.)

The Company has two other notes payable in the total amount of $29,000 as of December 31, 2015 which expire in 2018 and 2019.

The following summarizes the maturities of notes payable (in thousands):

Years ending December 31,
2016	$456
2017	167
2018	7,423
2019	4,905
2020	155
Thereafter	3,934
Total	$17,040

Capital Lease

The Company leases certain manufacturing and phone equipment under non-cancelable capital leases. The total outstanding balance under the capital leases as of December 31, 2015 excluding interest was approximately $405,000, of which $111,000 will be paid in 2016 and the remaining balance of $294,000 will be paid through 2020.

Depreciation expense related to the capitalized lease obligations was approximately $27,000 and $40,000 for the years ended December 31, 2015 and 2014, respectively.

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Under the terms of the Factoring Agreement, the Company effectively sold those identified accounts receivable to Crestmark with non-credit related recourse. The Company continues to be responsible for the servicing and administration of the receivables. During November 2015, the Company extended its Factoring Agreement though February 1, 2017. There were no other modifications to the terms under the Factoring Agreement.

The Factoring Agreement provides for the Company to receive advances against the purchase price of its receivables at the rate of 85% of the aggregate purchase price of the receivable outstanding at any time less: receivables that are in dispute, receivables that are not credit approved within the terms of the Factoring Agreement, and any fees or estimated fees related to the Factoring Agreement. Interest is accrued on all outstanding advances at the greater of 5.25% per annum or the Prime Rate (as identified by the Wall Street Journal) plus an applicable margin. The margin is based on the magnitude of the total outstanding advances and ranges from 2.50% to 5.00%. In addition to the interest accrued on the outstanding balance, Crestmark charges a factoring commission for each invoice factored, which is calculated as the greater of $5.00 or 0.875% to 1.00% of the gross invoice amount and is recorded as interest expense. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period. Fees and interest paid pursuant to this agreement were approximately $155,000 and $135,000 for the years ended December 31, 2015 and 2014, respectively, which were recorded as interest expense.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $556,000 and $827,000 as of December 31, 2015 and December 31, 2014, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $457,000 and $538,000 as of December 31, 2015 and December 31, 2014, respectively, and is included in other current liabilities on the consolidated balance sheets.

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and, evaluated each period for changes in the fair value and adjusted as appropriate (see Note 7 below.) The Company’s contingent acquisition debt as of December 31, 2015 is $7,438,000 and is primarily attributable to debt associated with the Company’s direct selling segment which is $6,544,000 and $894,000 is debt associated with the Company’s coffee segment.

Line of Credit

On October 10, 2014, the Company entered into a revolving line of credit agreement (“Line of Credit”), with Wells Fargo Bank National Association (“Bank”), the Company’s principal banking partner. The Line of Credit provided the Company with a $2.5 million revolving credit line. The outstanding principal balance of the Line of Credit bear interest at a fluctuating rate per annum determined by the Bank to be two and three-quarter percent (2.75%) above Daily One Month LIBOR as in effect from time to time. The bank charged an unused commitment fee equal to five tenths percent (.5%) per annum on the daily unused amount of the Line of Credit and was payable quarterly. The Company did not draw against this credit facility. The agreement expired in October 2015 and was not renewed.

Note 5. Debt

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

One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note and warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of $250,000 from the January 2015 Notes was outstanding as of December 31, 2015, and paid in January 2016.

The Company recorded a non-cash extinguishment loss on debt of $1,198,000 in the current year as a result of the repayment of $5,000,000 from the January 2015 Note to one of the investors from the January 2015 Private Placement through issuance of a new November 2015 Note Payable. This loss represents the difference between the reacquisition value of the new debt to the holder of the note and the carrying amount of the holder’s extinguished debt. (See November 2015 Private Placement below.)

Issuance costs related to the Notes and the common stock were approximately $170,000 and $587,000 in cash and non-cash costs, respectively, which were recorded as deferred financing costs and were amortized over the term of the Notes. As of December 31, 2015 the deferred financing costs is fully amortized and was recorded as interest expense.

The net proceeds were used primarily for the purchase of green coffee to accelerate the growth of the coffee segment green coffee business.

Convertible Notes Payable

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) by way of completing a private placement offering (“November 2015 Private Placement”) with three (3) accredited investors to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering and sold aggregate units consisting of three (3) year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five (5) year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. As of December 31, 2015 the principal amount of $7,187,500 remains outstanding.

The Notes bear interest at a rate of eight percent (8%) per annum to be paid quarterly in arrears starting December 31, 2015, with all principal and unpaid interest due at maturity on October 12, 2018. The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The Notes rank senior to all debt of the Company other than certain debt owed to Crestmark Bank, the investors in the Company's prior private placements, a mortgage on property, and any refinancing’s  thereof.  The amounts owed under this Note are secured by a Deed of Trust as of October 13, 2015 executed by the Company’s affiliate 2400 Boswell LLC, a California limited liability company, and encumbering the Company’s headquarters at 2400 Boswell Rd., Chula Vista, CA 91914 (the “Deed of Trust.”)

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

With respect to the aggregate offering, the Company used one placement agent and paid a placement fee of approximately $719,000, in addition the payment of certain legal expenses and other issuance costs were approximately $67,000, which were recorded as deferred financing costs and are included under prepaid expenses and other current assets on the consolidated balance sheets and are being amortized over the term of the Notes.  As of December 31, 2015 the remaining balance in deferred financing costs is approximately $742,000. The quarterly amortization of the deferred financing costs is approximately $66,000 and is recorded as interest expense.

The Company analyzed the nature of the warrants that were issued in the transaction and determined when the exercise price of the warrants is protected against down-round financing throughout the term of the warrant agreement, the warrants require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The Company determined that the warrants issued to the investors represent a derivative liability. The estimated fair value of the warrants issued in connection with the Notes totaled $1,491,000 at issuance, and has been recorded as a derivative liability with a corresponding debt discount and an extinguishment loss on debt.   The debt discount will be amortized over the term of the Convertible Notes to interest expense, whereas the Company recognized the extinguishment loss on debt with the initial valuation. We revalue the derivative liability on each balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire, in accordance with the Convertible Notes (see Note 7, below.)

The Company recorded the discount for the beneficial conversion feature of $15,000. The beneficial conversion feature was recorded to equity and the debt discount associated with the beneficial conversion feature will be amortized to interest expense over the life of the Notes.

The Company recorded approximately $17,000 of interest expense for the amortization of the debt discounts related to the November 2015 Notes during the year ended December 31, 2015.

The Company also issued the placement agent five (5) year warrants exercisable for an aggregate amount of 958,333 shares of common stock, par value $0.001 per share at an exercise price of $0.45 per share and three (3) year warrants exercisable in the aggregate amount of 2,053,571 shares of common stock, par value $0.001 per share at an exercise price of $0.35 per share, subject to adjustment as provided therein. The estimated fair value of the warrants issued to the placement agent in connection with the Notes totaled approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity issuance and with a corresponding deferred issuance costs that will be amortized over the term of the Note to interest expense.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014, the Company, entered into Note Purchase Agreements (the "Note" or "Notes") by way of completing a private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share, subject to adjustment as provided therein. As of December 31, 2015 the principal amount of $4,750,000 remains outstanding.

The outstanding convertible notes payable (“Convertible Notes”) of the Company are secured by certain pledged Company assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes debt. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 30 million shares of the Common Stock that he owns so long as his personal guaranty is in effect.

The net proceeds were used primarily for the purchase of green coffee to accelerate the growth of the coffee segment green coffee business.

In connection with the issuance of these Convertible Notes, the Company issued warrants that require derivative liability classification in accordance with authoritative guidance ASC Topic 815, “Derivatives and Hedging.” The estimated fair value of the warrants issued in connection with the Convertible Notes totaled $3,697,000 at issuance, and has been recorded as a derivative liability with a corresponding debt discount that will be amortized over the term of the Convertible Notes to interest expense. We revalue the derivative liability on each balance sheet date until the securities to which the derivatives liabilities relate are exercised or expire, in accordance with the Convertible Notes (see Note 7, below.)

Additionally, upon issuance of the Convertible Notes, the Company recorded the discount for the beneficial conversion feature of $1,053,000.  The debt discount associated with the beneficial conversion feature is amortized to interest expense over the life of the Convertible Notes. The Company recorded approximately $950,000 and $396,000 of interest expense for the amortization of the debt discounts during the years ended December 31, 2015 and 2014, respectively.

Paid in cash issuance costs related to the Convertible Notes were approximately $490,000 and were recorded as deferred financing costs and are included in prepaid expenses and other current assets on the consolidated balance sheets and are being amortized over the term of the Convertible Notes. As of December 31, 2015 and December 31, 2014 the remaining balance in deferred financing costs is approximately $351,000 and $449,000, respectively. The quarterly amortization of the deferred financing costs is approximately $25,000 and is recorded as interest expense.

The following table summarizes information relative to the convertible note(s) outstanding:

	December 31, 2015	December 31, 2014
Convertible notes	$11,938	$4,750
Less: detachable warrants discount	(3,991)	(3,697)
Less: conversion feature discount	(1,068)	(1,053)
Amortization of debt discounts	1,363	396
Convertible notes, net of discounts	$8,242	$396

Registration Rights Agreements

The Company entered into a registration rights agreements (“Registration Rights Agreement”) with the investors in the November 2015 and July 2014 Private Placements. Under the terms of the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the common stock underlying the units and the common stock that is issuable on exercise of the warrants within 90 days from the final closing date of the Private Placements (the “Filing Deadline”).

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (the “SEC”), or until Rule 144 of the 1933 Act is available to investors in the Private Placements with respect to all of their shares, whichever is earlier. If the Company does not meet the Filing Deadline or Effectiveness Deadline, as defined in the Registration Rights Agreement, the Company will be liable for monetary penalties equal to one percent (1.0%) of each investor’s investment at the end of every 30 day period following such Filing Deadline or Effectiveness Deadline failure until such failure is cured.

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

November 2015 Private Placement: The Company filed a registration statement on December 29, 2015 and an amended registration statement on February 9, 2016 that was declared effective by the SEC on February 12, 2016.

July 2014 Private Placement: The Company filed a registration statement on October 3, 2014 and an amended statement on October 17, 2014 and it was declared effective by the SEC on November 4, 2014.

Note 6. Derivative Liability

In October and November of 2015, the Company issued 9,583,333 three-year warrants in connection with Convertible Notes associated with our November 2015 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $1,491,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo option pricing models, with the following assumptions: stock price volatility 70%, risk-free rate 1.66%, annual dividend yield 0% and expected life 5.0 years.

In July and August of 2014, the Company issued 21,802,793 five-year warrants in connection with Convertible Notes associated with our July 2014 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $3,697,000 was recorded as a derivative liability on the issuance dates. The estimated fair values of the warrants were computed at issuance using a Monte Carlo option pricing models, with the following assumptions: stock price volatility 90%, risk-free rates 1.58%-1.79%, annual dividend yield 0% and expected life 5.0 years.

During the fourth quarter of fiscal 2015 the Company entered into amendment agreements with certain warrant holders from the July 2014 Private Placement, which removed the down-round pricing protection provision, resulting in 3,215,837 of these warrants being reclassified from liability instruments to equity instruments. The Company also recognized a reduction in the warrant liability based on the fair value as of the modification date for the warrants that were amended, with a corresponding increase in additional paid-in capital.

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $4,716,000 and $3,712,000 as of December 31, 2015 and December 31, 2014, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of other income (expense) in the accompanying consolidated statements of operations for the respective period.   The changes to the derivative liability for warrants were approximately $39,000 and $15,000 for the years ended December 31, 2015 and 2014, respectively.

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

The estimated fair value of the warrants were computed as of December 31, 2015 and as of December 31, 2014 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	December 31, 2015	December 31, 2014
Stock price volatility	70%	90%
Risk-free interest rates	1.76%	1.65%
Annual dividend yield	0%	0%
Expected life	3.6-4.9 years	4.7 years

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, capital lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The estimated fair value of the contingent consideration related to the Company's business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the 2015 and 2014 Private Placements, we issued warrants to purchase shares of our common stock which are accounted for as derivative liabilities (see Note 6 above.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$264	$-	$-	$264
Contingent acquisition debt, less current portion	7,174	-	-	7,174
Warrant derivative liability	4,716	-	-	4,716
Total liabilities	$12,154	$-	$-	$12,154

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$2,765	$-	$-	$2,765
Contingent acquisition debt, less current portion	7,707	-	-	7,707
Warrant derivative liability	3,712	-	-	3,712
Total liabilities	$14,184	$-	$-	$14,184

The following table reflects the activity for the Company’s warrant derivative liability associated with our 2015 and 2014 Private Placements convertible notes payable measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2013	$-
Issuance	3,697
Adjustments to estimated fair value	15
Balance at December 31, 2014	3,712
Issuance	1,491
Adjustments to estimated fair value	39
Warrant liability reclassified to equity	(526)
Balance at December 31, 2015	$4,716

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2013	$7,080
Level 3 liabilities acquired	5,912
Level 3 liabilities settled	(2,488)
Adjustments to liabilities included in earnings	179
Expenses allocated to profit sharing agreement	(211)
Balance at December 31, 2014	10,472
Level 3 liabilities acquired	1,353
Level 3 liabilities settled	(3,338)
Adjustments to liabilities included in earnings	(446)
Expenses allocated to profit sharing agreement	(528)
Adjustment to purchase price allocation	(75)
Balance at December 31, 2015	$7,438

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended December 31, 2015 and 2014, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $446,000 and an increase of $179,000, respectively.

The weighted-average of the discount rates used was 17.6% and 15.4% as of December 31, 2015 and 2014, respectively. The projected year of payment ranges from 2016 to 2030.

Note 8.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of December 31, 2015 and December 31, 2014, and accrued dividends of approximately $98,000 and $86,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

During 2014, there were 50,000 shares of Series A Preferred outstanding and accrued dividends of approximately $25,000 converted into 300,164 shares of common stock.

Common Stock

The Company had 392,583,015 common shares outstanding as of December 31, 2015. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Warrant Modification Agreements

In December 2015, the Company modified the terms of certain investor warrants that were classified as derivative liabilities by removing the down-round pricing protection provision in the event of a dilutive issuance, resulting in 3,215,837 of these warrants being reclassified from a liability instrument to equity instruments, removing the warrant liability and reclassifying it to additional paid in capital. The Company revalued the warrants as of the date of modification and reduced the derivate liability by approximately $526,000. The warrants were revalued as of December 31, 2015 using the Black-Scholes valuation method and using a risk-free rate of 1.5%, stock price of $0.30, exercise prices ranging from $0.23 to $0.35, expected life of 3.6 to 3.7 years and stock price volatility of 70.0%.

In July 2015, the Company entered into agreements which extended the life of 2,418,750 warrants by two years after certain conditions were met. The Company recorded a warrant modification expense, as a result of the extension of the expiration dates of approximately $253,000, which is included in general and administrative expense in the Company’s consolidated statements of operations. The expense was calculated using the Black-Scholes valuation method and using a risk-free rate of 0.67%, stock price of $0.31, exercise prices ranging from $0.30 to $0.40, expected life of 2.0 years and stock price volatility of 67.8%.

The warrants are exercisable into the Company’s common stock.

There were no warrant modification expense adjustments during 2014.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the year ended December 31, 2015, the Company repurchased a total of 1,344,222 shares at a weighted-average cost of $0.31.  A total of 3,806,172 shares have been repurchased to-date at a weighted-average cost of $0.26. The remaining number of shares authorized for repurchase under the plan as of December 31, 2015 is 11,193,828.

Warrants to Purchase Preferred Stock and Common Stock

As of December 31, 2015, warrants to purchase 41,674,796 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of December 31, 2015 and expire at various dates through December 2020 and have a weighted average remaining term of approximately 3.47 years and are included in the table below as of December 31, 2015.

During the fourth quarter of fiscal year ended December 31, 2015, the Company issued warrants through a Private Placement, to purchase 10,541,666 and 2,053,571 shares of its common stock, exercisable at $0.45 and $0.35 per share, respectively, and expire in October 2020 and October 2018, respectively. (See Note 5, above.)

During the third quarter of fiscal year ended December 31, 2014, the Company issued warrants through a Private Placement, to purchase 20,445,650 and 1,357,143 shares of its common stock, exercisable at $0.23 and $0.35 per share, respectively and expire in August 2019. (See Note 5, above.)

The following table summarizes warrant activity for the following periods:

Balance at December 31, 2013	17,226,146
Granted	21,802,793
Expired / cancelled	(1,057,309)
Exercised	(2,750,000)
Balance at December 31, 2014	35,221,630
Granted	12,595,237
Expired / cancelled	(5,335,821)
Exercised	(806,250)
Balance at December 31, 2015	41,674,796

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

During the year ended December 31, 2015, we recorded expense of approximately $20,000, in connection with amortization of the stock issuance. As of December 31, 2015, the total remaining balance of the prepaid investor relation services is approximately $12,000.

Shares Issued in Private Placement

On January 29, 2015, we completed our January 2015 Private Placement pursuant to which we entered into Notes Payable Agreements (see Note 5, above) and issued 2,450,000 shares of our common stock. The shares of common stock issued under the January 2015 Private Placement were offered and issued without registration under the Securities Act of 1933, as amended, (the “1933 Act”). The securities may not be sold, transferred or assigned in the absence of an effective registration statement for the securities under the 1933 Act, or an opinion of counsel, in form, substance and scope customary for opinions of counsel in comparable transaction, that registration in required under the 1933 Act or unless sold pursuant to Rule 144 under the 1933 Act.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At December 31, 2015, the Company had 16,111,725 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the year ended December 31, 2015 is presented in the following table:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2013	17,572,500	$0.22	$478
Issued	11,517,250	0.22
Canceled/expired	(161,000)	0.19
Exercised	(10,250)	0.23	-
Outstanding December 31, 2014	28,918,500	0.21	786
Issued	1,124,250	0.31
Canceled / expired	(6,151,475)	0.22
Exercised	(369,675)	0.21	-
Outstanding December 31, 2015	23,521,600	$0.22	$2,044
Exercisable December 31, 2015	18,469,600	$0.22	$1,463

The weighted-average fair value per share of the granted options for the years ended December 31, 2015 and 2014 was approximately $0.15.

The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at December 31, 2015:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$0.16 - $0.21	7,755,650	$0.19	7.81
$0.21 - $0.23	11,849,250	$0.22	6.29
$0.23 - $0.35	3,701,950	$0.26	2.98
$0.35 - $0.40	214,750	$0.38	2.44
Exercisable:
$0.16 - $0.21	2,703,650	$0.18	6.45
$0.21 - $0.23	11,849,250	$0.22	6.29
$0.23 - $0.33	3,701,950	$0.26	2.98
$0.23 - $0.33	214,750	$0.38	2.44

Total stock based compensation expense included in the consolidated statements of operations was charged as follows in thousands:

	Years ended December 31,
	2015	2014
Cost of revenues	$17	$14
Distributor compensation	158	195
Sales and marketing	28	21
General and administrative	252	304
	$455	$534

As of December 31, 2015, there was approximately $668,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.54 years.

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

Years ended December 31,
	2015	2014
Dividend yield	-	-
Stock price volatility	66% - 77%	75% - 98%
Risk-free interest rate	0.56% - 1.06%	0.33% - 2.12%
Expected life of options	1.5 - 5.0 years	3.0 - 7.0 years

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

At December 31, 2015, future minimum lease commitments are as follows (in thousands):

2016	$1,199
2017	973
2018	723
2019	371
2020	345
Thereafter	834
Total	$4,445

Rent expense was $1,043,000 and $840,000 for the years ended December 31, 2015 and 2014, respectively.

In connection with our acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building housing our New Hampshire office.  The balance of the mortgages is approximately $1,900,000 as of December 31, 2015 (see Note 3, above).

The Company purchases its inventory from multiple third-party suppliers at competitive prices. The Company made purchases from three vendors, which individually comprised more than 10% of total purchases and in aggregate approximated 61% and 60% of total purchases for the years ended December 31, 2015 and 2014, respectively.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment for roasting.  Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2015, have minimum future purchase commitments of approximately $1,327,000, which are to be delivered in 2016.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay, to-date the Company has not incurred such fees.

Note 10. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2015	2014
Current
Federal	$66	$84
State	(161)	111
Foreign	76	98
Total current	(19)	293
Deferred
Federal	$1,307	$(4,106)
State	96	(558)
Foreign	-	-
Total deferred	1,403	(4,664)
Total	$1,384	$(4,371)

Income (loss) before income taxes relating to non-U.S. operations were $(62,000) and $418,000 in the years ended December 31, 2015 and 2014, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	December 31,
	2015	2014
Federal statutory rate	$(113)	$350

Adjustments for tax effects of:
Foreign rate differential	26	(30)
State taxes, net	(241)	(267)
Other nondeductible items	1,162	222
Rate change	91	(21)
Deferred tax asset adjustment	101	(412)
Change in valuation allowance	161	(4,213)
Undistributed foreign earnings	197	-
	$1,384	$(4,371)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Amortizable assets	$1,146	$887
Inventory	608	493
Accruals and reserves	174	499
Stock options	217	167
Net operating loss carry-forward	2,387	3,112
Credit carry-forward	581	731
Total Deferred Tax Asset	5,113	5,889

Deferred tax liabilities:
Prepaids	(71)	(190)
Other	(521)	(397)
Depreciable assets	(270)	195
	(862)	(392)
Net deferred tax asset	4,250	5,497
Less valuation allowance	(1,718)	(1,556)
Net deferred tax liabilities	$2,532	$3,941

The Company has determined through consideration of all positive and negative evidence that the US federal deferred tax assets are more likely than not to be realized.  The Company does not have a valuation allowance in the US Federal tax jurisdiction.  A valuation allowance remains on certain state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance increased approximately $161,000 for the year ended December 31, 2015 and decreased approximately $4,213,000 for the year ended December 31, 2014.

At December 31, 2015, the Company had approximately $1,962,000 in federal net operating loss carryforwards, which begin to expire in 2027, and approximately $21,972,000 in net operating loss carryforwards from various states. The Company had approximately $1,780,000 in net operating losses in foreign jurisdictions.

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

The Company received a dividend payment from New Zealand. The Company can no longer assert indefinite reinvestment of earnings from its foreign subsidiaries. Therefore, a deferred tax liability has been recorded. The current effect of the deferred tax liability net of tax deemed paid is approximately $142,000.

The Company has accounted for uncertain tax position related to states. The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2015 are approximately $2,000. Income tax expense as of December 31, 2015, included an increase in state income tax expense of approximately $7,000 related to uncertain tax positions.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Years ended
	December 31,
	2015	2014
Revenues
Direct selling	$138,927	$116,365
Commercial coffee	17,670	17,678
Total revenues	$156,597	$134,043
Gross profit
Direct selling	$93,613	$76,530
Commercial coffee	(644)	(205)
Total gross margin	$92,969	$76,325
Net (loss) income
Direct selling	$3,144	$5,274
Commercial coffee	(4,850)	95
Total net (loss) income	$(1,706)	$5,369
Capital expenditures
Direct selling	$1,396	$1,140
Commercial coffee	2,223	5,263
Total capital expenditures	$3,619	$6,403

	December 31,
	2015	2014
Total assets
Direct selling	$38,363	$36,149
Commercial coffee	24,422	19,583
Total assets	$62,785	$55,732

Total tangible assets, net located outside the United States are approximately $5.2 million as of December 31, 2015. For the year ended December 31, 2014, total assets, net located outside the United States were approximately $4.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Years ended
	December 31,
	2015	2014
Revenues
United States	$145,259	$125,638
International	11,338	8,405
Total revenues	$156,597	$134,043

Note 12.  Subsequent Events

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members.

Information Regarding the Board of Directors

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position
Stephan Wallach	49	2011*	Chairman and Chief Executive Officer
David Briskie	55	2011	President, Chief Financial Officer and Director
Michelle Wallach	45	2011*	Chief Operating Officer and Director
Richard Renton	60	2012	Director
William Thompson	55	2013	Director

*	Since 1996, Stephen Wallach and Michelle Wallach have been directors of AL Global, Corporation the private company that merged with and into Javalution Coffee Company, our predecessors in 2011.

Stephan Wallach, Chief Executive Officer and Chairman of the Board

Mr. Stephan Wallach was appointed to the position of Chief Executive Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity(R) and Javalution. He previously served as President and Chief Executive Officer of AL Global Corporation d/b/a Youngevity(R) Essential Life Sciences. He has served as a director of our Company since inception and was appointed Chairman of the Board on January 9, 2012. In 1996, Mr. Wallach and the Wallach family together launched our Youngevity(R) division and served as its co-founder and Chief Executive Officer from inception until the merger with Javalution.   Mr. Wallach’s extensive knowledge about our business operations and our products makes him an exceptional board member.

David Briskie, President, Chief Financial Officer and Director

Mr. David Briskie was appointed to the position of President on October 30, 2015 and Chief Financial Officer on May 15, 2012. Prior to that, Mr. Briskie served as President of Commercial Development, a position he was appointed to on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity(R) and Javalution. From February 2007 until the merger he served as the Chief Executive Officer and director of Javalution and since September 2007 has served as the Managing Director of CLR Roasters. Prior to joining Javalution in 2007, Mr. Briskie had an 18-year career with Drew Pearson Marketing (“DPM”), a consumer product company marketing headwear and fashion accessories. He began his career at DPM in 1989 as Executive Vice President of Finance and held numerous positions in the company, including vice president of marketing, chief financial officer, chief operating officer and president.  Mr. Briskie graduated magna cum laude from Fordham University with a major in marketing and finance. Mr. Briskie’s experience in financial matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies make him an exceptional board member.

Michelle G. Wallach, Chief Operating Officer and Director

Ms. Michelle Wallach was appointed to the position of Chief Operating Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity(R) and Javalution.  She previously served as Corporate Secretary and Manager of AL Global Corporation d/b/a Youngevity(R) Essential Life Sciences. She has a background in network marketing, including more than 10 years in distributor management. Her career in network marketing began in 1991 in Portland, Oregon, where she developed a nutritional health product distributorship. In 1996, Ms. Wallach and the Wallach family together launched our Youngevity(R) division and served as its co-founder and Chief Operations Officer from inception until the merger with Javalution. Ms. Wallach has an active role in promotion, convention and event planning, domestic and international training, and product development. Ms. Wallach’s prior experience with network marketing and her extensive knowledge about our business operations and our products make her an exceptional board member.

Richard Renton, Director

Mr. Richard Renton was appointed to our Board of Directors on January 9, 2012, and currently serves on the Youngevity(R) Medical and Athletic Advisory Boards. For the past five years, Mr. Renton owned his own business providing nutritional products to companies like ours.  The Company purchases certain products from Mr. Renton’s company Northwest Nutraceuticals, Inc.  Mr. Renton graduated from Portland State University with quad majors in Sports Medicine, Health, Physical Education, and Chemistry. He has served as an Associate Professor at PSU in Health and First Aid, and was the Assistant Athletic Trainer for PSU, the Portland Timbers Soccer Team, and the Portland Storm Football team. Mr. Renton is a board certified Athletic Trainer with the National Athletic Trainers Association. Mr. Renton’s understanding of nutritional products makes him an exceptional board member.

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

INFORMATION REGARDING THE COMMITTEES OF THE BOARD OF DIRECTORS

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, Science Committee and Investment Committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Investment Committee
Stephan Wallach	-	Chairman	Member
David Briskie	-	Member	Chairman
Michelle Wallach	-	-	-
Richard Renton	-	-	-
William Thompson	Member	-	-

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

Audit Committee. The Audit Committee of the Board of Directors currently consists of William Thompson. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that William Thompson is an “independent director” under the listing standards of the NASDAQ Stock Market. The Board of Directors has also determined that William Thompson is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com.

Investment Committee. The Investment Committee of the Board of Directors currently consists of David Briskie (Chair) and Stephan Wallach as a member. This Committee determines, approves, and reports to the Board of Directors on all elements of acquisitions and investments for the Company.

We do not currently have a separate nominating committee and instead our full board of directors performs the functions of a nominating committee. Due to our size we believe that this is an appropriate structure.

Board Leadership Structure

We currently have the same person serving as our Chairman of the Board and Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board.  Mr. Briskie currently serves as our President.  Due to the size of our company, we believe that this structure is appropriate.  Mr. Wallach has served as the Chairman of the Board and Chief Executive Officer since AL Global Corporation, the private company that he owned, merged into our predecessor in 2011 and he served as the Chairman of the Board and Chief Executive Officer of AL Global Corporation, since inception.  In serving as Chairman of the Board, Mr. Wallach serves as a significant resource for other members of management and the Board of Directors.

We do not have a separate lead director. We believe the combination of Mr. Wallach as our Chairman of the Board and Chief Executive Officer has been an effective structure for our company.  Our current structure is operating effectively to foster productive, timely and efficient communication among the independent directors and management.   We do have active participation in our committees by our independent directors. Each committee performs an active role in overseeing our management and there are complete and open lines of communication with the management and independent directors.

Oversight of Risk Management

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of our risks.  The Board of Directors regularly reviews information regarding our strategy, finances and operations, as well as the risks associated with each.  There is no Nominating Committee at this time.

Overview

Corporate Governance Guidelines

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed above, our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee and the Investment Committee. The Board of Directors performs the functions typically assigned to a Nominating and Corporate Governance Committee.

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

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board of Directors is independent and therefore we are not subject to any director independence requirements.  However, for purposes of determining independence we use the definition applied by the NYSE MKT, our Board of Directors has determined that William Thompson is our only independent director in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2014 other than two late filings of Form 4s to report stock acquisitions by Mr. Briskie.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2015 and 2014 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2015, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary ($)	Bonus ($)	Options Awarded(4) ($)	All Other Compensation(2)($)	Total ($)

Stephan Wallach (1)	2015	271,519	89,000	-	-	360,519
Chief Executive Officer	2014	184,000	52,589	-	-	236,589

William Andreoli (1) (2) (3) (4)	2015	187,000	-	-	1,334,162	1,521,162
Former President	2014	170,000	-	882,500	920,790	1,973,290

David Briskie (1) (4)	2015	271,519	89,000	-	-	360,519
President and Chief Financial Officer	2014	216,308	52,589	282,400	-	551,297

Michelle Wallach (1)	2015	200,070	57,500	-	-	257,570
Chief Operating Officer	2014	168,720	52,589	-	-	221,309

(1)
Mr. Stephan Wallach, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our Company that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received $312,410 and $312,853 in 2015 and 2014, respectively related to their distributor positions, which are not included above. Mr. Andreoli received or beneficially received $166,223 and $180,821 in 2015 and 2014, respectively, related to his distributor positions, which are not included above. Mr. Briskie beneficially received $28,010 and $20,714 in 2015 and 2014, respectively, related to his spouse’s distributor position, which is not included above.

(2)
Mr. Andreoli was appointed to serve as our President from October 26, 2011 in connection with the acquisition of FDI and resigned as our President on October 28, 2015. The Other Compensation includes payments of $1,334,162 and $920,790 to Mr. Andreoli in 2015 and 2014, respectively in accordance with the terms of our FDI acquisition agreement.

(3)	We paid rent in the amount of $187,000 and $204,000 in 2015 and 2014, respectively, to FDI Realty LLC, a company controlled by Mr. Andreoli.
(4)
We use a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. For a discussion of the assumptions used in computing this valuation, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2015.  We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephan Wallach	5/31/2012	2,500,000	-	$0.22	5/31/2022
William Andreoli	5/31/2012	400,000	-	$0.22	2/28/2016
	10/31/2013	100,000	-	$0.18	2/28/2016
	7/23/2014	750,000	-	$0.23	2/28/2016
David Briskie	5/31/2012	5,000,000	-	$0.22	5/31/2022
	10/31/2013	400,000	600,000	$0.18	10/31/2023
	10/30/2014	400,000	1,600,000	$0.19	10/30/2024
Michelle Wallach	5/31/2012	2,500,000	-	$0.22	5/31/2022

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Employment Agreements

In July 2011, we entered into an employment agreement with Mr. Briskie, our President and Chief Financial Officer, which expired on June 30, 2012 with an option to extend.  Mr. Briskie currently works as an at-will employee.

On October 25, 2011, we executed a ten year employment agreement with William J. Andreoli for Mr. Andreoli to serve as the Company’s President.   Pursuant to the agreement, Mr. Andreoli was paid an annual base salary of One Hundred Seventy Thousand Dollars ($170,000) and was be eligible for discretionary and transactional bonus payments.  The employment agreement also included confidentiality obligations and inventions assignments by Mr. Andreoli. On October 28, 2015, Mr. Andreoli resigned as our President and Mr. Briskie was appointed to serve as our President.

In accordance with the terms of the employment agreement, upon his resignation Mr. Andreoli was paid all accrued salary amounts payable through the date of termination plus reimbursement of any approved expenses previously incurred.  In accordance with the terms of the Amended and Restated Equity Purchase Agreement that we entered into with Mr. Andreoli, upon his termination of employment, Mr. Andreoli, provided he does not violate any of the terms of the agreement,  is entitled to receive 5.5% of Net Sales of the Products and Purchaser Products Sold by Distributor Organization (on a combined basis) for the period starting on the day of termination of employment (November 30, 2015) and ending on October 25, 2021, subject to the condition that the amount payable will not be less than $4.5 million less amounts paid through December 31, 2015 of approximately $3.7 million to Mr. Andreoli.

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

2015 Director Compensation

The following table sets forth information for the fiscal year ended December 31, 2015 regarding the compensation of our directors who at December 31, 2015 were not also named executive officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton	-	2,740	-	2,740
William Thompson	-	2,740	-	2,740

(1)
The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2015 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As of December 31, 2015 the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

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

As of December 31, 2015, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	23,521,600	$0.22	16,111,725

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 18, 2016, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 392,606,265 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	282,556,250	(2)	72.0%
William Andreoli, Former President	2,057,500	(3)	*
David Briskie, President, Chief Financial Officer and Director	16,209,155	(4)	4.1%
Michelle Wallach, Chief Operating Officer and Director	282,500,000	(2)	72.0%
Richard Renton, Director	205,000	(5)	*
William Thompson, Director	80,000	(6)	*
All Executive Officers & Directors, as a group (6 persons)	303,607,905		77.3%

Stockholders owning 5% or more
Carl Grover	43,001,690	(7)	9.9%

*less than 1%

(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o the Company, 2400 Boswell Road, Chula Vista, California 91914.
(2)
Mr. Stephan Wallach, our Chief Executive Officer, owns 280,000,000 shares of common stock through joint ownership with his wife, Michelle Wallach, with whom he shares voting and dispositive control. Mr. Wallach also owns 56,250 shares and options to purchase 2,500,000 shares of common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him and Ms. Wallach also owns options to purchase 2,500,000 shares of common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by her.

(3)
Mr. William Andreoli, our former President, owns 807,500 shares of common stock and also owns options to purchase 1,250,000 shares of common stock exercisable through February 28, 2016 and are included in the number of shares beneficially owned by him.

(4)
Mr. David Briskie, our President and Chief Financial Officer, owns 3,408,588 shares of common stock, and beneficially owns 2,000,567 shares of common stock owned by Brisk Investments, LP, 5,000,000 shares of common stock owned by Brisk Management, LLC.  Mr. Briskie also owns options to purchase 5,800,000 shares of common stocks that are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(5)
Mr. Renton owns 125,000 shares of common stock through joint ownership with his wife, Roxanna Renton, with whom he shares voting and dispositive control.  Mr. Renton also owns 80,000 options to purchase common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(6)	Mr. Thompson owns 80,000 options to purchase common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.
(7)
Mr. Grover is the sole beneficial owner of 43,001,690 shares of common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of Common Stock and a September 2014 Warrant exercisable for 15,652,174 shares of Common Stock at an exercise price of $0.23 per share. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of Common Stock and a November 2015 Warrant exercisable for 9,333,333 shares of Common Stock. He also owns 5,171,240 shares of common stock that includes 1,500,000 shares of common stock issued as part of the January 2015 Note Purchase Agreement and 3,671,240 shares of common stock held prior to our 2014 and 2015 private placements and warrants exercisable for 5,142,857 shares of common stock acquired prior to our 2014 and 2015 private placements. Mr. Grover has a contractual agreement with us that limits his exercise of warrants and conversion of notes such that his beneficial ownership of our equity securities to no more than 9.99% of the voting power of the Company at any one time and therefore his beneficial ownership does not include the shares of Common Stock issuable upon conversion of notes or exercise or warrants owned by Mr. Grover if such conversion or exercise would cause his beneficial ownership to exceed 9.99% of our outstanding shares of Common Stock. Mr. Grover’s address is 1010 S. Ocean Blvd., Apt 1017, Pompano Beach, FL 33062.

Item 13. Certain Relationships and Related Transactions

FDI Realty, LLC

In December 2015 we relocated our marketing operations from Windham, New Hampshire, to our corporate headquarters in Chula Vista, California. The Windham building is owned by FDI Realty and Mr. William Andreoli, our Former President is the single member of FDI Realty. The building consists of 12,750 square feet of office rental space. We are currently a co-guarantor of FDI Realty’s mortgages on the building.

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

Our coffee segment CLR is associated with H&H through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles acquisition, CLR engaged H&H as employees to manage Siles. The Company made purchases of approximately $10,499,000 and $11,766,000 from this supplier for the years ended December 31, 2015 and 2014, respectively. See Note 2 to the consolidated financial statements.

Mr. Carl Grover the beneficial owner of in excess of five percent (5%) of our outstanding common shares is the sole beneficial owner of 43,001,690 shares of our common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of common stock convertible at $0.35 per share, and a September 2014 Warrant exercisable for 15,652,174 shares of common stock at an exercise price of $0.23 per share. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of common stock convertible at $0.35 per share, and a November 2015 Warrant exercisable for 9,333,333 shares of common stock at an exercise price of $0.45 per share. He also owns 5,171,240 shares of common stock that includes 1,500,000 shares of common stock issued as part of the January 2015 Note Purchase Agreement and 3,671,240 shares of common stock held prior to our 2014 and 2015 private placements and warrants exercisable for 5,142,857 shares of common stock acquired prior to our 2014 and 2015 private placements.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive Compensation” of this annual report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our Audit Committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including, but not limited, to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended December 31, 2015 and 2014. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	December 31, 2015	December 31, 2014
Audit Fees and Expenses (1)	$300,000	$254,000
Audit Related Fees (2)	8,000	9,000
All Other Fees	-	-
	$308,000	$263,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements of Youngevity International, Inc. and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report.

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Certificate of Incorporation Dated July 15, 2011(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock certificate (1)
4.2	Warrant for Common Stock issued to David Briskie(1)
4.3	Stock Option issued to Stephan Wallach(1)
4.4	Stock Option issued to Michelle Wallach(1)
4.5	Stock Option issued to David Briskie(1)
4.6	Stock Option issued to William Andreoli(1)
4.7	Stock Option issued to Richard Renton(1)
4.8	Stock Option issued to John Rochon(1)
4.9	Form of Purchase Note Agreement(3)
4.10	Form of Secured Convertible Notes(3)
4.11	Form of Series A Warrants(3)
4.12	Form of Registration Rights Agreement(3)
4.13	Form of Note Purchase Agreement(4)
4.14	Form of Secured Note(4)
4.15	Form of Purchase Note Agreement(6)
4.16	Form of Secured Note(6)
4.17	Form of Warrant(6)
5.1	Legal Opinion of Gracin & Marlow, LLP (7)
10.1	Purchase Agreement with M2C Global, Inc. dated March 9, 2007(1)
10.2	First Amendment to Purchase Agreement with M2C Global, Inc. dated September 7, 2008(1)
10.3	Asset Purchase Agreement with MLM Holdings, Inc. dated June 10, 2010(1)
10.4	Agreement of Purchase and Sale with Price Plus, Inc. dated September 21, 2010(1)
10.5	Amended and Restated Agreement and Plan of Reorganization Javalution Coffee Company, YGY Merge, Inc. dated July 11, 2011(1)
10.6	Asset Purchase Agreement with R-Garden Inc. dated July 1, 2011(1)
10.7	Re-Purchase Agreement with R-Garden dated September 12, 2012(1)
10.8	Agreement and Plan of Reorganization with Javalution dated July 18, 2011(1)
10.9	Asset Purchase Agreement with Adaptogenix, LLC dated August 22, 2011(1)
10.10	Amended Asset Purchase Agreement with Adaptogenix, LLC dated January 27, 2012(1)
10.11	Asset Purchase Agreement with Prosperity Group, Inc. dated October 10, 2011(1)
10.12	Amended and Restated Equity Purchase Agreement with Financial Destination, Inc., FDI Management Co, Inc., FDI Realty, LLC, and MoneyTRAX, LLC dated October 25, 2011(1)
10.13	Exclusive License/Marketing Agreement with GLIE, LLC dba True2Life dated March 20, 2012(1)
10.14	Bill of Sale with Livinity, Inc. dated July 10, 2012(1)
10.15	Consulting Agreement with Livinity, Inc. dated July 10, 2012(1)
10.16	Employment Agreement with William Andreoli dated October 25, 2011(1)
10.17	Promissory Note with 2400 Boswell LLC dated July 15, 2012(1)
10.18	Promissory Note with William Andreoli dated July 1, 2012(1)
10.19	2012 Stock Option Plan(1)

10.20	Form of Stock Option(1)
10.21	Lease with 2400 Boswell LLC dated May 1, 2001(1)
10.22	Lease with FDI Realty LLC dated July 29, 2008(1)
10.23	First Amendment to Lease with FDI Realty LLC dated October 25, 2011(1)
10.24	Lease with Perc Enterprises dated February 6, 2008(1)
10.25	Lease with Perc Enterprises dated September 25, 2012(1)
10.26	Factoring Agreement with Crestmark Bank dated February 12, 2010(1)
10.27	First Amendment to Factoring Agreement with Crestmark Bank dated April 6, 2011(1)
10.28	Second Amendment to Factoring Agreement with Crestmark Bank dated February 1, 2013(1)
10.29	Lease with Perc Enterprises dated March 19, 2013(1)
10.30	Purchase Agreement with Ma Lan Wallach dated March 15, 2013(1)
10.31	Promissory Note with Plaza Bank dated March 14, 2013(1)
10.32	Form of Security Agreement(3)
10.33	Guaranty Agreement made by Stephan Wallach(3)
10.34	Form of Security Agreement(4)
10.35	Guaranty Agreement made by Stephan Wallach(4)
10.36	Credit Agreement with Wells Fargo Bank, National Association dated October 10, 2014(5)
21.1	Subsidiaries of Youngevity International, Inc. *
23.1	Consent of Independent Registered Public Accounting Firm *
23.2	Consent of Gracin & Marlow, LLP(7)
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of David Briskie, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification David Briskie, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013
(2)	Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 27, 2014
(3)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014
(4)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015
(5)	Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2015
(6)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015
(7)	Previously filed with the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 29, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

March 29, 2016	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2016
Stephan Wallach

/s/ David Briskie	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2016
David Briskie

/s/ Michelle Wallach	Chief Operating Officer and Director	March 29, 2016
Michelle Wallach

/s/ William Thompson	Director	March 29, 2016
William Thompson

/s/ Richard Renton	Director	March 29, 2016
Richard Renton