Form 10-Q
period 2016-03-31
Youngevity International, Inc.
filed 2016-05-13
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of May 9, 2016, the issuer had 392,623,765 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,727	$3,875
Accounts receivable, due from factoring company	575	556
Accounts receivable, trade	768	1,068
Income tax receivable	-	173
Deferred tax assets, net current	711	711
Inventory	19,974	17,977
Prepaid expenses and other current assets	3,232	2,412
Total current assets	27,987	26,772

Property and equipment, net	13,004	12,699
Deferred tax assets, long-term	1,821	1,821
Intangible assets, net	15,760	13,714
Goodwill	6,323	6,323
Total assets	$64,895	$61,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,198	$7,015
Accrued distributor compensation	4,927	4,223
Accrued expenses	4,174	3,605
Deferred revenues	2,425	2,580
Other current liabilities	471	577
Capital lease payable, current portion	141	111
Notes payable, current portion	221	456
Warrant derivative liability	4,066	4,716
Contingent acquisition debt, current portion	428	264
Total current liabilities	25,051	23,547

Capital lease payable, net of current portion	316	294
Notes payable, net of current portion	4,576	4,647
Convertible notes payable, net of debt discount	7,172	6,786
Contingent acquisition debt, net of current portion	8,794	7,174
Total liabilities	45,909	42,448

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,610,015 and 392,583,015 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	393	393
Additional paid-in capital	169,495	169,432
Accumulated deficit	(150,467)	(150,618)
Accumulated other comprehensive loss	(435)	(326)
Total stockholders’ equity	18,986	18,881
Total Liabilities and Stockholders’ Equity	$64,895	$61,329

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$38,202	$36,807
Cost of revenues	14,839	16,525
Gross profit	23,363	20,282
Operating expenses
Distributor compensation	15,974	14,138
Sales and marketing	1,801	2,121
General and administrative	4,425	3,649
Total operating expenses	22,200	19,908
Operating income	1,163	374
Interest expense, net	(1,104)	(1,082)
Change in fair value of warrant derivative liability	650	(92)
Total other expense	(454)	(1,174)
Net income (loss) before income taxes	709	(800)
Income tax provision (benefit)	558	(431)
Net income (loss)	151	(369)
Preferred stock dividends	(3)	(3)
Net income (loss) available to common stockholders	$148	$(372)

Net income (loss) per share, basic	$0.00	$0.00
Net income (loss) per share, diluted	$0.00	$0.00

Weighted average shares outstanding, basic	392,595,949	391,059,153
Weighted average shares outstanding, diluted	400,981,653	391,059,153

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$151	$(369)
Foreign currency translation	(109)	(16)
Total other comprehensive loss	(109)	(16)
Comprehensive income (loss)	$42	$(385)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$151	$(369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,003	776
Stock based compensation expense	70	144
Amortization of deferred financing costs	90	213
Amortization of prepaid advisory fees	15	-
Change in fair value of warrant derivative liability	(650)	92
Amortization of debt discount	264	237
Amortization of warrant issuance costs	32	-
Expenses allocated in profit sharing agreement	(147)	(176)
Change in fair value of contingent acquisition debt	(391)	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	281	(417)
Inventory	(1,997)	(2,137)
Prepaid expenses and other current assets	(835)	(398)
Accounts payable	1,183	(216)
Accrued distributor compensation	704	90
Deferred revenues	(155)	(419)
Accrued expenses and other liabilities	250	609
Income taxes receivable	173	(213)
Net Cash Provided by (Used in) Operating Activities	41	(2,184)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(100)
Purchases of property and equipment	(611)	(932)
Net Cash Used in Investing Activities	(611)	(1,032)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	-	5,080
Proceeds from factoring company, net	210	279
Payments of notes payable, net	(306)	(54)
Payments of contingent acquisition debt	(328)	(688)
Payments of capital leases	(41)	(18)
Repurchase of common stock	(4)	(91)
Net Cash (Used in) Provided by Financing Activities	(469)	4,508
Foreign Currency Effect on Cash	(109)	(16)
Net (decrease) increase in cash and cash equivalents	(1,148)	1,276
Cash and Cash Equivalents, Beginning of Period	3,875	2,997
Cash and Cash Equivalents, End of Period	$2,727	$4,273

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$719	$637
Income taxes	$35	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$86	-
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$2,650	$505
Common stock issued in connection with financing	$-	$587

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2016

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

The statements presented as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of ASU 2015-03 and ASU 2015-15 with retrospective application effective January 1, 2016. This resulted in a reclassification from prepaid expenses and other assets to convertible notes payable, net of debt discount. Refer to Note 1, “Recently Issued Accounting Pronouncements” of the notes to the condensed consolidated financial statements for further details. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss).

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destination, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S., Youngevity International Singapore Pte. Ltd., and Mialisia Canada, Inc.

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

The incremental dilutive common share equivalents were 8,385,704 for the three months ended March 31, 2016. Since the Company incurred a loss for the three months ended March 31, 2015, 1,405,101 common share equivalents, were not included in the weighted-average calculation for the three months ended March 31, 2015 since their effect would have been anti-dilutive.

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $575,000 and $556,000 as of March 31, 2016 and December 31, 2015, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $247,000 and $457,000 as of March 31, 2016 and December 31, 2015, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles.  In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest cost is then recognized as the inventory value.

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2015. The remaining inventory as of March 31, 2016 and December 31, 2015 is $144,000 and $192,000, respectively.

Costs associated with the 2016 harvest as of March 31, 2016 and December 31, 2015 total approximately $650,000 and $350,000, respectively and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheets.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of March 31, 2016 and December 31, 2015, the balance in deferred revenues was approximately $2,425,000 and $2,580,000 respectively, of which the portion attributable to Heritage Makers was approximately $2,238,000 and $2,485,000, respectively. The remaining balance of approximately $187,000 and $95,000 as of March 31, 2016 and December 31, 2015, respectively, relates primarily to the Company’s 2016 conventions whereby attendees pre-enroll to the events and the Company does not recognize this revenue until the conventions.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2016 and December 31, 2015, the balance in deferred costs was approximately $810,000 and $967,000, respectively and was included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-17 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on its financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) ("ASU 2016-08"), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 represents a change in accounting principle and was effective on January 1, 2016 and was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt issuance costs as described above from prepaid expenses and other assets to convertible notes payable, net of debt discount on our December 31, 2015 balance sheet in the amount of $1,456,000.

Note 2.  Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax basis of assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

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

Note 3.  Inventory and Costs of Sales

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

Inventories consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Finished goods	$11,425	$9,893
Raw materials	9,466	8,970
	20,891	18,863
Reserve for excess and obsolete	(917)	(886)
Inventory, net	$19,974	$17,977

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

During the three months ended March 31, 2016, the Company entered into one acquisition, which is described below. The acquisition was conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for the Company’s business combination was to increase revenue and profitability.  The acquisition was structured as an asset purchase which resulted in the recognition of certain intangible assets.

South Hill Designs Inc.

In January 2016, the Company acquired certain assets of South Hill Designs Inc., (“South Hill”) a direct-sales and proprietary jewelry company that sells customized lockets and charms, which further expands the Company’s jewelry line that the Company’s distributors have access to offering more variety and appealing to a broader consumer base and the South Hill distributors and customers will gain access to products offered by the Company.

The contingent consideration’s estimated fair value at the date of acquisition was $2,650,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The Company has agreed to pay South Hill a monthly royalty payment on all gross sales revenue generated by the South Hill distributor organization in accordance with this agreement, regardless of products being sold and a monthly royalty payment on South Hill product revenue for seven (7) years from the closing date.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for South Hill is as follows (in thousands):

Distributor organization	$1,250
Customer-related intangible	900
Trademarks and trade name	500
Total purchase price	$2,650

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

Revenues related to the acquisition for the three months ended March 31, 2016 were $1,395,000.

The pro-forma effect assuming the business combination with South Hill discussed above had occurred at the beginning of the current period is not presented as the information was not available.

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

Intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$12,423	$6,363	$6,060	$11,173	$6,086	$5,087
Trademarks and trade names	5,166	610	4,556	4,666	537	4,129
Customer relationships	7,687	2,980	4,707	6,787	2,751	4,036
Internally developed software	720	283	437	720	258	462
Intangible assets	$25,996	$10,236	$15,760	$23,346	$9,632	$13,714

Amortization expense related to intangible assets was approximately $604,000 and $513,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of March 31, 2016 and December 31, 2015 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2016 and 2015.

Note 6. Debt

Our total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	March 31, 2016	December 31, 2015
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$1,584	$1,346
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	6,922	6,896
Net debt issuance costs (3)	(1,334)	(1,456)
Total convertible notes payable, net of debt discount (4)	$7,172	$6,786

(1) Amounts are net of unamortized debt discounts of $3,166,000 as of March 31, 2016 and $3,404,000 as of December 31, 2015.
(2) Amounts are net of unamortized debt discounts of $266,000 as of March 31, 2016 and $292,000 as of December 31, 2015.
(3) As of January 1, 2016, we adopted ASU 2015-03 with retrospective application. This resulted in a $1,456,000 reclassification from prepaid expenses and other current assets to convertible notes payable, net of debt discount, for unamortized debt issuance costs.
(4) Amounts are net of unamortized discounts and issuance costs of $4,766,000 as of March 31, 2016 and $5,152,000 as of December 31, 2015.

Convertible Notes Payable

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) by way of completing a private placement offering (“November 2015 Private Placement”) with three (3) accredited investors to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering and sold aggregate units consisting of three (3) year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five (5) year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of March 31, 2016 and December 31, 2015 the principal amount of $7,187,500 remains outstanding.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) by way of completing a private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of March 31, 2016 and December 31, 2015 the principal amount of $4,750,000 remains outstanding.

Notes Payable

January 2015 Private Placement

In January 2015, the Company entered into Note Purchase Agreements (the “Note” or “Notes”) by way of completing a private placement offering (“January 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company sold units consisting of one (1) year senior secured notes in the aggregate principal amount of $5,250,000. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Private Placement and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The Notes bore interest at a rate of eight percent (8%) per annum and interest was paid quarterly in 2015. The remaining balance of the January 2015 Notes as of December 31, 2015 was $250,000 and was paid in January 2016.

Note 7. Derivative Liability

The Company accounted for the warrants issued in conjunction with our November 2015 and July 2014 Private Placement’s in accordance with the accounting guidance for derivatives ASC Topic 815. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined the warrants related to Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $4,066,000 and $4,716,000 as of March 31, 2016 and December 31, 2015, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of approximately $650,000 and an increase of approximately $92,000 for the three months ended March 31, 2016 and 2015, respectively.

Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from period to period. The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. We will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The estimated fair value of the warrants were computed as of March 31, 2016 and as of December 31, 2015 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	March 31, 2016	December 31, 2015
Stock price volatility	70%	70%
Risk-free interest rates	0.87%-1.21%	1.76%
Annual dividend yield	0%	0%
Expected life	3.3-4.5 years	3.6-4.9 years

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

In connection with the 2015 and 2014 Private Placements, we issued warrants to purchase shares of our common stock which are accounted for as derivative liabilities (see Note 7 above.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$428	$-	$-	$428
Contingent acquisition debt, less current portion	8,794	-	-	8,794
Warrant derivative liability	4,066	-	-	4,066
Total liabilities	$13,288	$-	$-	$13,288

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$264	$-	$-	$264
Contingent acquisition debt, less current portion	7,174	-	-	7,174
Warrant derivative liability	4,716	-	-	4,716
Total liabilities	$12,154	$-	$-	$12,154

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three months ended March 31, 2016 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $391,000. There were no adjustments to the fair value of the contingent acquisition debt during the three months ended March 31, 2015.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 31, 2016 and December 31, 2015, and accrued dividends of approximately $101,000 and $98,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Common Stock

The Company had 392,610,015 common shares outstanding as of March 31, 2016. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the three months ended March 31, 2016, the Company repurchased a total of 15,000 shares at a weighted-average cost of $0.33.  A total of 3,821,172 shares have been repurchased to-date at a weighted-average cost of $0.26. The remaining number of shares authorized for repurchase under the plan as of March 31, 2016 is 11,178,828.

Warrants to Purchase Preferred Stock and Common Stock

As of March 31, 2016, warrants to purchase 41,624,796 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of March 31, 2016 and expire at various dates through December 2020 and have a weighted average remaining term of approximately 3.23 years as of March 31, 2016.

A summary of the warrant activity for the three months ended March 31, 2016 is presented in the following table:

Balance at December 31, 2015	41,674,796
Granted	-
Expired / cancelled	(50,000)
Exercised	-
Balance at March 31, 2016	41,624,796

Advisory agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock issued in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value of issuance at $0.32 per share, the price of Company’s common stock at September 1, 2015 for a total of $32,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheets and will be amortized on a pro-rate basis over the term of the contract. During the three months ended March 31, 2016, the Company recorded expense of approximately $10,000, in connection with amortization of the stock issuance. As of March 31, 2016, the total remaining balance of the prepaid investor relation services related to this agreement is $0.

On March 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock issued in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value of issuance at $0.30 per share, the price of Company’s common stock at March 1, 2016 for a total of $30,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheets and will be amortized on a pro-rate basis over the term of the contract. During the three months ended March 31, 2016, the Company recorded expense of approximately $5,000, in connection with amortization of the stock issuance. As of March 31, 2016, the total remaining balance of the prepaid investor relation services is approximately $25,000.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At March 31, 2016, the Company had 17,784,525 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the three months ended March 31, 2016 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2015	23,521,600	0.22	$2,044
Issued	197,500	0.28
Canceled / expired	(1,870,300)	0.22
Exercised	(42,250)	0.18	-
Outstanding March 31, 2016	21,806,550	$0.22	$1,430
Exercisable March 31, 2016	17,112,950	$0.22	$994

The weighted-average fair value per share of the granted options for the three months ended March 31, 2016 and 2015 was approximately $0.14 and $0.12, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $70,000 and $144,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was approximately $577,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.3 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues
Direct selling	$34,798	$31,623
Commercial coffee	3,404	5,184
Total revenues	$38,202	$36,807
Gross profit
Direct selling	$23,490	$20,724
Commercial coffee	(127)	(442)
Total gross profit	$23,363	$20,282
Operating income
Direct selling	$2,024	$1,312
Commercial coffee	(861)	(938)
Total operating income	$1,163	$374
Net income (loss)
Direct selling	$674	$215
Commercial coffee	(523)	(584)
Total net income (loss)	$151	$(369)
Capital expenditures
Direct selling	$312	$384
Commercial coffee	299	548
Total capital expenditures	$611	$932

	As of
	March 31, 2016	December 31, 2015
Total assets
Direct selling	$40,720	$36,907
Commercial coffee	24,175	24,422
Total assets	$64,895	$61,329

Total tangible assets, net located outside the United States are approximately $5.4 million as of March 31, 2016. For the year ended December 31, 2015, total assets, net located outside the United States were approximately $5.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues
United States	$34,963	$34,123
International	3,239	2,684
Total revenues	$38,202	$36,807

Note 11.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2016 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the three months ended March 31, 2016, we derived approximately 91% of our revenue from direct sales and approximately 9% of our revenue from our commercial coffee sales. During the three months ended March 31, 2015, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales.

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

During the three months ended March 31, 2016, we derived approximately 92% of our revenues from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues

For the three months ended March 31, 2016, our revenue increased 3.8% to $38,202,000 as compared to $36,807,000 for the three months ended March 31, 2015.  During the three months ended March 31, 2016, we derived approximately 91% of our revenue from our direct sales and approximately 9% of our revenue from our commercial coffee sales. Direct selling revenues increased 10% from the quarter ended March 31, 2015 to the quarter ended March 31, 2016 and were primarily attributed to the increase in our product offerings, the increase in the number of distributors selling our product, price increases on certain products and the increase in the number of customers consuming our products as well as $1,972,000 in additional revenues derived from the Company’s 2015 and 2016 acquisitions compared to the prior period. The commercial coffee segment revenue decreased primarily due to a decrease in green coffee sales to a major customer as the existing contract ended in 2015 and the new contract is expected to start shipping in the second quarter of 2016. Revenues were also negatively impacted by the lower commodity prices for green coffee and due to a strategic shift in business focus within the segment to focus more effort on company owned brands and forego its lower margin bulk coffee processing business. The following table summarizes our revenue in thousands by segment:

	For the three months ended March 31,		Percentage change
Segment Revenues	2016	2015
Direct selling	$34,798	$31,623	10.0%
Commercial coffee	3,404	5,184	(34.3)%
Total	$38,202	$36,807	3.8%

Cost of Revenues and Gross Profit

For the three months ended March 31, 2016, overall cost of revenues decreased approximately 10.2% to $14,839,000 as compared to $16,525,000 for the three months ended March 31, 2015. The decrease in cost of revenues is primarily attributable to the decrease in cost of revenue of the commercial coffee segment of 37.2%, offset by an increase in the direct selling segment of 3.8% as a result of cost related to the increase in sales. Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred by us in connection with shipments to customers, royalties associated with certain products, transaction banking costs and depreciation on certain assets.

For the three months ended March 31, 2016, gross profit increased approximately 15.2% to $23,363,000 as compared to $20,282,000 for the three months ended March 31, 2015. Gross profit in the direct selling segment increased by 13.3% to $23,490,000 from $20,724,000 in the prior year and gross profit in the commercial coffee segment was a loss of $127,000, compared to a loss of $442,000 in the prior year. Gross profit as a percentage of revenues increased to 61.2%, compared to 55.1% in the prior year. Below is a table of the profit and gross margin percentages by segment:

	For the three months ended March 31,		Percentage change
Segment Gross Profit	2016	2015
Direct selling	$23,490	$20,724	13.3%
Gross Profit % of Revenues	67.5%	65.5%	2.0%
Commercial coffee	(127)	(442)	71.3%
Gross Profit % of Revenues	(3.7)%	(8.5)%	4.9%
Total	$23,363	$20,282	15.2%
Gross Profit % of Revenues	61.2%	55.1%	6.1%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 2.0% for the three months ended March 31, 2016, compared with the same period last year. This increase was primarily due to price increases on certain products that became effective as of the second quarter of 2015. The improvement in gross margin percentage in the commercial coffee segment of approximately 4.9% was primarily due to improved margins in green coffee business as a result of more favorable pricing structure on new contracts and a strategic initiative to focus more on marketing CLR company owned brands which yield higher gross margins.

Operating Expenses

For the three months ended March 31, 2016, our operating expenses increased approximately 11.5% to $22,200,000 as compared to $19,908,000 for the three months ended March 31, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended March 31, 2016, distributor compensation increased 13% to $15,974,000 from $14,138,000 for the three months ended March 31, 2015. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.9% as compared to 44.7% for the three months ended March 31, 2015. This was primarily due to added incentive programs and the higher level achievements by distributors.

For the three months ended March 31, 2016, the sales and marketing expense decreased 15.1% to $1,801,000 from $2,121,000 for the three months ended March 31, 2015 primarily due to the Company’s annual convention held in the first quarter in 2015 as compared to the current year convention held in the second quarter of the current year.

For the three months ended March 31, 2016, the general and administrative expense increased 21.3% to $4,425,000 from $3,649,000 for the three months ended March 31, 2015 primarily due to increases in consulting costs related to international expansion, travel expenses, website maintenance costs, insurance, bank fees, employee compensation costs and accounting fees, offset by a decrease related to contingent acquisition liability revaluation of $391,000 in 2016. Increases in the commercial coffee segment were primarily due to rent expense and employee wages.

Operating Income

For the three months ended March 31, 2016, operating income increased approximately 211% to $1,163,000 as compared to $374,000 for the three months ended March 31, 2015. This was primarily due to the increase in revenues and gross margins discussed above and the lower sales and marketing costs. Operating income as a percentage of revenues increased to 3.0%, compared to 1.0% for the three months ended March 31, 2015.

Total Other Expense

For the three months ended March 31, 2016, total other expense decreased by $720,000 to $454,000 as compared to $1,174,000 for the three months ended March 31, 2015. Total other expense for the three months ended March 31, 2016 is primarily interest expense of $1,110,000 off-set by interest income of approximately $6,000 and the change in fair value of warrant derivative of $650,000.

Non-cash interest expense decreased by approximately $62,000 compared to the current period as a result of the fact that our January 2015 Private Placement related issuance costs are fully amortized as compared to same period last year. Non-cash interest expense includes the accretion of debt discount and amortization of deferred financing costs related to the Company’s Private Placement transactions. The decrease in non-cash interest is offset by increases to interest expense of approximately $87,000 and is primarily attributable to the interest payments to investors associated with our Private Placement Notes and an increase of approximately $46,000 related to contingent acquisition debt. This was offset by other operating leases and notes interest of approximately $3,000.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized income tax expense of $558,000, which is our estimated federal, state and foreign income tax liability for the three months ended March 31, 2016. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, interest expense on warrants, change in valuation allowance and meals and entertainment expense.

Net Income (loss)

For the three months ended March 31, 2016, the Company reported net income of $151,000 as compared to a net loss of $369,000 for the three months ended March 31, 2015. The primary reason for the increase is due to the increase in operating income discussed above and the change in fair value of warrant derivative of $650,000, offset by tax expense of $558,000 compared to a tax benefit of $431,000 in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative or "Adjusted EBITDA," increased 72.8% to $2,236,000 for the three months ended March 31, 2016 compared to $1,294,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock based compensation expense and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net income (loss) for the three months ended March 31, 2016 and 2015 is included in the table below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$151	$(369)
Add
Interest, net	1,104	1,082
Income taxes	558	(431)
Depreciation	399	263
Amortization	604	513
EBITDA	2,816	1,058
Add
Stock based compensation	70	144
Change in the fair value of warrant derivative	(650)	92
Adjusted EBITDA	$2,236	$1,294

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2016 we had cash and cash equivalents of approximately $2,727,000 as compared to cash and cash equivalents of $3,875,000 as of December 31, 2015. The decrease in cash was primarily due to inventory purchases and cash used for capital expenditures.

Cash Flows

Cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2016 was $41,000, as compared to net cash used in operating activities of $2,184,000 for the three months ended March 31, 2015. Net cash provided by operating activities consisted of net income of $151,000, net non-cash operating activity of $286,000, offset by $396,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $1,003,000 in depreciation and amortization, $70,000 in stock based compensation expense, $90,000 related to the amortization of deferred costs associated with our Private Placements, $264,000 related to the amortization of debt discounts and $47,000 in other non-cash items, offset by $650,000 related to the change in the fair value of warrant derivative liability, $147,000 in expenses allocated in profit sharing agreement and $391,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in inventory of $1,997,000, prepaid expenses and other current assets of $835,000, and deferred revenues of $155,000 and increases in working capital primarily related to changes in accounts receivable of $281,000 net of which $19,000 related to an increase in our factoring receivable and a decrease of $300,000 from trade related receivables, accounts payable of $1,183,000, accrued distributor compensation of $704,000, accrued expenses and other liabilities of $250,000 and $173,000 related to income tax receivable.

Net cash used in investing activities for the three months ended March 31, 2016 was $611,000, as compared to net cash used in investing activities of $1,032,000 for the three months ended March 31, 2015. Net cash used in investing activities consisted of purchases of property and equipment and leasehold improvements.

Cash used in financing activities. Net cash used in financing activities was $469,000 for the three months ended March 31, 2016 as compared to net cash provided by financing activities of $4,508,000 for the three months ended March 31, 2015. The decrease in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000 received during the prior year period.

Net cash used in financing activities consisted of $306,000 in payments to reduce notes payable, $328,000 in payments related to contingent acquisition debt, $41,000 in payments to reduce capital lease obligations and $4,000 in payments related to the Company’s share repurchase program offset by proceeds of $210,000 for the CLR factoring agreement.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, during 2014 and 2015 we raised an aggregate of $13,187,500 in cash from the sale of notes in three private placement transactions. We invested the net offering proceeds in our wholly owned subsidiary, CLR, to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth in our green coffee division.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to out contractual obligations during the three months ended March 31, 2016 from those described in our Annual Report for the year ended December 31, 2015,

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-17 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for our financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the impact adopting this guidance will have on our financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) ("ASU 2016-08"), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. We are evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 represents a change in accounting principle and was effective on January 1, 2016 and was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a retrospective reclassification of our debt issuance costs as described above from prepaid expenses and other assets to convertible notes payable, net of debt discount on our December 31, 2015 balance sheet in the amount of $1,456,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016, and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 29, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended March 31, 2016.

Share repurchases activity during the three months ended March 31, 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended March 31, 2016	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2016	-	$-	-	11,193,828
February 1, 2016 to February 29, 2016	15,000	$0.33	15,000	11,178,828
March 1, 2016 to March 31, 2016	-	$-	-	11,178,828
Total	15,000	$0.33	15,000

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: May 13, 2016	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)