Form 10-Q
period 2016-06-30
Youngevity International, Inc.
filed 2016-08-12
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the issuer had 392,659,307 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,825	$3,875
Accounts receivable, due from factoring company	849	556
Accounts receivable, trade	1,166	1,068
Income tax receivable	-	173
Deferred tax assets, net current	711	711
Inventory	20,278	17,977
Prepaid expenses and other current assets	2,448	2,412
Total current assets	27,277	26,772

Property and equipment, net	13,426	12,699
Deferred tax assets, long-term	1,821	1,821
Intangible assets, net	15,047	13,714
Goodwill	6,323	6,323
Total assets	$63,894	$61,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,473	$7,015
Accrued distributor compensation	4,961	4,223
Accrued expenses	3,206	3,605
Deferred revenues	2,115	2,580
Other current liabilities, net	1,116	577
Capital lease payable, current portion	319	111
Notes payable, current portion	219	456
Warrant derivative liability	4,550	4,716
Contingent acquisition debt, current portion	394	264
Total current liabilities	24,353	23,547

Capital lease payable, net of current portion	668	294
Notes payable, net of current portion	4,526	4,647
Convertible notes payable, net of debt discount	7,557	6,786
Contingent acquisition debt, net of current portion	7,871	7,174
Total liabilities	44,975	42,448

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,683,365 and 392,583,015 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	393	393
Additional paid-in capital	169,574	169,432
Accumulated deficit	(150,576)	(150,618)
Accumulated other comprehensive loss	(472)	(326)
Total stockholders’ equity	18,919	18,881
Total Liabilities and Stockholders’ Equity	$63,894	$61,329

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$42,500	$38,743	$80,702	$75,550
Cost of revenues	17,069	14,933	31,908	31,459
Gross profit	25,431	23,810	48,794	44,091
Operating expenses
Distributor compensation	16,796	15,736	32,770	29,874
Sales and marketing	2,637	1,592	4,438	3,713
General and administrative	4,474	4,193	8,899	7,841
Total operating expenses	23,907	21,521	46,107	41,428
Operating income	1,524	2,289	2,687	2,663
Interest expense, net	(1,089)	(1,097)	(2,193)	(2,179)
Change in fair value of warrant derivative liability	(484)	(2,209)	166	(2,301)
Total other expense	(1,573)	(3,306)	(2,027)	(4,480)
Net income (loss) before income taxes	(49)	(1,017)	660	(1,817)
Income tax provision (benefit)	60	(609)	618	(1,040)
Net income (loss)	(109)	(408)	42	(777)
Preferred stock dividends	(3)	(3)	(6)	(6)
Net income (loss) available to common stockholders	$(112)	$(411)	$36	$(783)

Net income (loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, basic	392,600,608	392,204,724	392,598,279	391,631,939
Weighted average shares outstanding, diluted	392,600,608	392,204,724	399,680,889	391,631,939

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(109)	$(408)	$42	$(777)
Foreign currency translation	(37)	(65)	(146)	(81)
Total other comprehensive loss	(37)	(65)	(146)	(81)
Comprehensive loss	$(146)	$(473)	$(104)	$(858)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$42	$(777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,987	1,608
Stock based compensation expense	126	275
Amortization of deferred financing costs	180	426
Amortization of prepaid advisory fees	31	-
Stock issuance for services	30	-
Change in fair value of warrant derivative liability	(166)	2,301
Amortization of debt discount	527	475
Amortization of warrant issuance costs	64	-
Expenses allocated in profit sharing agreement	(382)	(170)
Change in fair value of contingent acquisition debt	(871)	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(391)	(175)
Inventory	(2,301)	(5,065)
Prepaid expenses and other current assets	(67)	(758)
Accounts payable	458	782
Accrued distributor compensation	738	39
Deferred revenues	(465)	(755)
Accrued expenses and other liabilities	635	704
Income taxes receivable	173	(822)
Net Cash Provided by (Used in) Operating Activities	348	(1,912)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(219)
Purchases of property and equipment	(461)	(1,592)
Net Cash Used in Investing Activities	(461)	(1,811)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	-	5,080
Proceeds from the exercise of stock options and warrants, net	12	8
(Payments) proceeds from factoring company, net	(831)	125
Payments of notes payable	(358)	(107)
Payments of contingent acquisition debt	(462)	(1,375)
Payments of capital leases	(132)	(24)
Repurchase of common stock	(20)	(272)
Net Cash (Used in) Provided by Financing Activities	(1,791)	3,435
Foreign Currency Effect on Cash	(146)	(81)
Net decrease in cash and cash equivalents	(2,050)	(369)
Cash and Cash Equivalents, Beginning of Period	3,875	2,997
Cash and Cash Equivalents, End of Period	$1,825	$2,628

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,425	$1,112
Income taxes	$145	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases and accounts payable agreements	$1,046	526
Common stock issued in connection with financing	$-	$587
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$2,650	$1,255

During the six months ending June 30, 2016 the purchase accounting was finalized for the Company’s Mialisia acquisition and reduced the initial purchase by $108,000 (see Note 4).

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2016

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

The statements presented as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of ASU 2015-03 and ASU 2015-15, pertaining to the presentation of debt issuance costs with retrospective application effective January 1, 2016. This resulted in a reclassification from prepaid expenses and other assets to convertible notes payable, net of debt discount. Refer below to “Recently Issued Accounting Pronouncements” of the notes to the condensed consolidated financial statements for further details. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss).

The Company consolidates all majority owned subsidiaries, investments in entities in which we have controlling influence and variable interest entities where we have been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, develops and distributes nutritional supplements, sports and energy drinks, health and wellness, weight loss, gourmet coffee, skincare and cosmetics, lifestyle services, digital products including scrap books and memory books, packaged foods, pharmacy discount cards, clothing and jewelry line products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.  The Company operates in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to the Company or collectively to the Company and its subsidiaries.

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destination, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia LLC, Youngevity Colombia S.A.S., Youngevity International Singapore Pte. Ltd., and Mialisia Canada, Inc.

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

The Company incurred a loss for the three months ended June 30, 2016, and therefore, 5,726,128 common share equivalents were not included in the weighted-average calculation since their effect would have been anti-dilutive. The incremental dilutive common share equivalents were 7,082,610 for the six months ended June 30, 2016.

The Company incurred a loss for the three and six months ended June 30, 2015, and therefore, 7,434,581 and 4,881,194 common share equivalents, respectively, were not included in the weighted-average calculation since their effect would have been anti-dilutive.

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

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Effective May 1, 2016, the Company entered into a third amendment to the factoring agreement (“Agreement”). Under the terms of the Agreement, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals will be provided by Crestmark and there will be no new credit-approved receivables. The changes to the Agreement include expanding the factoring facility to include borrowings to be advanced against acceptable eligible inventory up to 50% of landed cost of finished goods inventory and meeting certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrues on the outstanding balance and a factoring commission is charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 1.00% of the gross invoice amount and is recorded as interest expense. In addition Youngevity Inc. has entered into a Guaranty and Security Agreement with Crestmark Bank if in the event that CLR were to default. This Agreement shall continue in full force and is effective until February 1, 2019.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $849,000 and $556,000 as of June 30, 2016 and December 31, 2015, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $1,288,000 and $457,000 as of June 30, 2016 and December 31, 2015, respectively, and is included in other current liabilities, net on the condensed consolidated balance sheets.

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

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2015. The remaining inventory as of June 30, 2016 and December 31, 2015 is $144,000 and $192,000, respectively.

In May 2016, the Company completed the 2016 coffee harvest in Nicaragua and approximately $650,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2016. The remaining inventory as of June 30, 2016 is $153,000.

Costs associated with the 2017 harvest as of June 30, 2016 total approximately $96,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheets.

Related Party Transactions

Our coffee segment CLR is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles acquisition, CLR engaged H&H as employees to manage Siles. The Company made purchases of approximately $2,900,000 and $4,700,000 from this supplier for the three months and six months ended June 30, 2016, respectively. In addition, for the three months and six months ended June 30, 2016, CLR sold $1,500,000 and $2,200,000 respectively, in green coffee to H&H Coffee Group Export, a Florida Company which is affiliated with H&H.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of June 30, 2016 and December 31, 2015, the balance in deferred revenues was approximately $2,115,000 and $2,580,000 respectively, of which the portion attributable to Heritage Makers was approximately $2,068,000 and $2,485,000, respectively. The remaining balance of approximately $47,000 and $95,000 as of June 30, 2016 and December 31, 2015, respectively, relates primarily to the Company’s 2016 conventions whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of June 30, 2016 and December 31, 2015, the balance in deferred costs was approximately $684,000 and $967,000, respectively, and was included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company has not yet selected an adoption date, a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Finished goods	$11,420	$9,893
Raw materials	9,895	8,970
	21,315	18,863
Reserve for excess and obsolete	(1,037)	(886)
Inventory, net	$20,278	$17,977

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

During the six months ended June 30, 2016, the Company entered into one acquisition, which is described below. The acquisition was conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for the Company’s business combination was to increase revenue and profitability.  The acquisition was structured as an asset purchase which resulted in the recognition of certain intangible assets.

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

Revenues related to the acquisition for the three and six months ended June 30, 2016 were $1,144,000 and $2,539,000, respectively.

The pro-forma effect assuming the business combination with South Hill discussed above had occurred at the beginning of the current period is not presented as the information was not available.

2015 Acquisition

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to the unique line of Mialisia’s patent-pending “VersaStyle™” jewelry and Mialisia’s distributors and customers have gained access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company paid $118,988 for certain inventories, which payment was applied against the maximum aggregate purchase price.

The Company has agreed to pay Mialisia a monthly payment equal to seven (7%) of all gross sales revenue generated by the Mialisia distributor organization in accordance with the asset purchase agreement, regardless of products being sold and pay five (5%) royalty on Mialisia product revenue until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid aggregate cash payment equal to $1,781,012 provided, however, that in no event will the maximum aggregate purchase price be reduced below $1,650,000.

The contingent consideration’s estimated fair value at the date of acquisition was $700,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the second quarter ended June 30, 2016 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced from $700,000, by approximately $108,000. The final purchase price allocation for Mialisia (in thousands) is as follows:

Distributor organization	$296
Customer-related intangible	169
Trademarks and trade name	127
Total purchase price	$592

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

Intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$12,369	$6,642	$5,727	$11,173	$6,086	$5,087
Trademarks and trade names	5,143	682	4,461	4,666	537	4,129
Customer relationships	7,656	3,210	4,446	6,787	2,751	4,036
Internally developed software	720	307	413	720	258	462
Intangible assets	$25,888	$10,841	$15,047	$23,346	$9,632	$13,714

Amortization expense related to intangible assets was approximately $605,000 and $525,000 for the three months ended June 30, 2016 and 2015, respectively. Amortization expense related to intangible assets was approximately $1,209,000 and $1,038,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of June 30, 2016 and December 31, 2015 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and six months ended June 30, 2016 and 2015.

Note 6. Debt

Our total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	June 30, 2016	December 31, 2015
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$1,821	$1,346
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	6,948	6,896
Net debt issuance costs (3)	(1,212)	(1,456)
Total convertible notes payable, net of debt discount (4)	$7,557	$6,786

(1) Amounts are net of unamortized debt discounts of $2,929,000 as of June 30, 2016 and $3,404,000 as of December 31, 2015.
(2) Amounts are net of unamortized debt discounts of $240,000 as of June 30, 2016 and $292,000 as of December 31, 2015.
(3) As of January 1, 2016, we adopted ASU 2015-03 with retrospective application. This resulted in a $1,456,000 reclassification from prepaid expenses and other current assets to convertible notes payable, net of debt discount, for unamortized debt issuance costs.
(4) Amounts are net of unamortized discounts and issuance costs of $4,381,000 as of June 30, 2016 and $5,152,000 as of December 31, 2015.

Convertible Notes Payable

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three (3) year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five (5) year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of June 30, 2016 and December 31, 2015 the principal amount of $7,187,500 remains outstanding.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of June 30, 2016 and December 31, 2015 the principal amount of $4,750,000 remains outstanding.

Notes Payable

January 2015 Private Placement

In January 2015, the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“January 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company sold units consisting of one (1) year senior secured notes in the aggregate principal amount of $5,250,000. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Private Placement and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The Notes bore interest at a rate of eight percent (8%) per annum and interest was paid quarterly in 2015. The remaining balance of the January 2015 Notes as of December 31, 2015 was $250,000 and was paid in January 2016.

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

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was $4,550,000 and $4,716,000 as of June 30, 2016 and December 31, 2015, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in an increase of approximately $484,000 and an increase of approximately $2,209,000 for the three months ended June 30, 2016 and 2015, respectively, and a decrease of approximately $166,000 and an increase of approximately $2,301,000  for the six months ended June 30, 2016 and 2015, respectively.

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

The estimated fair value of the warrants were computed as of June 30, 2016 and as of December 31, 2015 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	June 30, 2016	December 31, 2015
Stock price volatility	70%	70%
Risk-free interest rates	0.71%-1.0%	1.76%
Annual dividend yield	0%	0%
Expected life	3.0-4.2 years	3.6-4.9 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$394	$-	$-	$394
Contingent acquisition debt, less current portion	7,871	-	-	7,871
Warrant derivative liability	4,550	-	-	4,550
Total liabilities	$12,815	$-	$-	$12,815

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$264	$-	$-	$264
Contingent acquisition debt, less current portion	7,174	-	-	7,174
Warrant derivative liability	4,716	-	-	4,716
Total liabilities	$12,154	$-	$-	$12,154

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and six months ended June 30, 2016 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $480,000 and a decrease of $871,000, respectively. There were no adjustments to the fair value of the contingent acquisition debt during the three and six months ended June 30, 2015.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of June 30, 2016 and December 31, 2015, and accrued dividends of approximately $105,000 and $98,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred have no voting rights, except as required by law.

Common Stock

The Company had 392,683,365 common shares outstanding as of June 30, 2016. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the six months ended June 30, 2016, the Company repurchased a total of 71,400 shares at a weighted-average cost of $0.28.  A total of 3,877,572 shares have been repurchased to-date at a weighted-average cost of $0.26. The remaining number of shares authorized for repurchase under the plan as of June 30, 2016 is 11,122,428.

Warrants to Purchase Preferred Stock and Common Stock

As of June 30, 2016, warrants to purchase 41,604,796 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of June 30, 2016 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.98 years as of June 30, 2016.

A summary of the warrant activity for the six months ended June 30, 2016 is presented in the following table:

Balance at December 31, 2015	41,674,796
Issued	-
Expired / cancelled	(60,000)
Exercised	(10,000)
Balance at June 30, 2016	41,604,796

Advisory Agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement.  In connection with this agreement, the Company accrued for the estimated per share value on the agreement date at $0.32 per share, the price of Company’s common stock at September 1, 2015 for a total of $32,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and were included in prepaid expenses and other current assets on the Company’s balance sheets and were amortized on a pro-rata basis over the term of the contract. On June 28, 2016 the Company issued PCG 100,000 restricted shares of our common stock in accordance with the performance of the agreement as previously accrued. These shares were valued at $0.30 per share, based on the price per share of the Company’s common stock on June 28, 2016. During the three and six months ended June 30, 2016, the Company recorded expense of approximately $10,000 and $9,000, respectively, in connection with the stock issuance.

On March 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value on the agreement date at $0.30 per share, the price of Company’s common stock at March 1, 2016 for a total of $30,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheets and will be amortized on a pro-rata basis over the term of the contract. During the three and six months ended June 30, 2016, the Company recorded expense of approximately $15,000 and $20,000, respectively, in connection with amortization of the stock issuance. As of June 30, 2016, the total remaining balance of the prepaid investor relation services is approximately $10,000.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At June 30, 2016, the Company had 18,269,625 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the six months ended June 30, 2016 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2015	23,521,600	0.22	$2,044
Issued	361,250	0.27
Canceled / expired	(2,519,150)	0.22
Exercised	(63,750)	0.19	-
Outstanding June 30, 2016	21,299,950	$0.22	$2,022
Exercisable June 30, 2016	16,606,950	$0.22	$1,445

The weighted-average fair value per share of the granted options for the six months ended June 30, 2016 and 2015 was approximately $0.11 and $0.15, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $56,000 and $131,000 for the three months ended June 30, 2016 and 2015, respectively, and $126,000 and $275,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was approximately $533,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.05 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Direct selling	$37,019	$34,527	$71,817	$66,150
Commercial coffee	5,481	4,216	8,885	9,400
Total revenues	$42,500	$38,743	$80,702	$75,550
Gross profit
Direct selling	$24,967	$23,754	$48,457	$44,477
Commercial coffee	464	56	337	(386)
Total gross profit	$25,431	$23,810	$48,794	$44,091
Operating income (loss)
Direct selling	$1,708	$2,898	$3,732	$4,210
Commercial coffee	(184)	(609)	(1,045)	(1,547)
Total operating income	$1,524	$2,289	$2,687	$2,663
Net income (loss)
Direct selling	$416	$2,128	$1,090	$2,343
Commercial coffee	(525)	(2,536)	(1,048)	(3,120)
Total net income (loss)	$(109)	$(408)	$42	$(777)
Capital expenditures
Direct selling	$398	$465	$749	$849
Commercial coffee	299	706	718	1,254
Total capital expenditures	$697	$1,171	$1,467	$2,103

	As of
	June 30, 2016	December 31, 2015
Total assets
Direct selling	$38,939	$36,907
Commercial coffee	24,955	24,422
Total assets	$63,894	$61,329

Total assets located outside the United States are approximately $5.3 million as of June 30, 2016. For the year ended December 31, 2015, total assets located outside the United States were approximately $5.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
United States	$38,739	$35,833	$73,702	$69,956
International	3,761	2,910	7,000	5,594
Total revenues	$42,500	$38,743	$80,702	$75,550

Note 11.  Subsequent Events

Nature’s Pearl Corporation

On August 1, 2016, the Company entered into an agreement to acquire certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) with an effective date of September 1, 2016. Nature’s Pearl is a direct-sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. As a result of this acquisition, the Company’s distributors and customers have access to the unique line of Nature’s Pearl products and Nature’s Pearl distributors and customers will gain access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Nature’s Pearl distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Nature’s Pearl products until the earlier of the date that is ten (10) years from the closing date or such time as the Company has paid to Nature’s Pearl aggregate cash payments of Nature’s Pearl distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The preliminary purchase price allocation has not been determined as of the filing of this report.

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, the Company acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct-sales company that produces nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO® brand of products contain the benefits of CoffeeBerry® a fruit extract known for its high abundance of antioxidant properties. As a result of this business combination, the Company’s distributors and customers have access to the unique line of the Renew products and Renew distributors and customers will gain access to products offered by the Company.  The Company is obligated to make monthly payments based on a percentage of Renew distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Renew, aggregate cash payments of Renew distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The preliminary purchase price allocation has not been determined as of the filing of this report.

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

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the three months ended June 30, 2016, we derived approximately 87% of our revenue from direct sales and approximately 13% of our revenue from our commercial coffee sales. During the six months ended June 30, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales.

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

During the six months ended June 30, 2016, we derived approximately 91% of our revenues from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and six months ended June 30, 2016 and 2015.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenues

For the three months ended June 30, 2016, our revenue increased 9.7% to $42,500,000 as compared to $38,743,000 for the three months ended June 30, 2015.  During the three months ended June 30, 2016, we derived approximately 87% of our revenue from our direct sales and approximately 13% of our revenue from our commercial coffee sales. Direct selling revenues increased 7.2% from the quarter ended June 30, 2015 to the quarter ended June 30, 2016 and were primarily attributed to the increase in our product offerings, the increase in the number of distributors selling our product and the increase in the number of customers consuming our products as well as $1,720,000 in additional revenues derived from the Company’s 2015 and 2016 acquisitions compared to the prior period. The commercial coffee segment revenue increased primarily due to an increase in green coffee sales as a result of a new contract that started shipping in 2016. This increase is offset by a decrease in our roaster business due to a strategic shift in the segment’s business model to focus more effort on Company owned brands and forego its lower margin bulk coffee processing business. The following table summarizes our revenue in thousands by segment:

	For the three months ended June 30,
Segment Revenues	2016	2015	Percentage change
Direct selling	$37,019	$34,527	7.2%
Commercial coffee	5,481	4,216	30.0%
Total	$42,500	$38,743	9.7%

Cost of Revenues

For the three months ended June 30, 2016, overall cost of revenues increased approximately 14.3% to $17,069,000 as compared to $14,933,000 for the three months ended June 30, 2015. The direct selling segment cost of revenues increased 11.9% as a result of cost related to the increase in sales, an increase in product royalties and reserve adjustments to inventory. The increase in cost of revenues is primarily attributable to the increase in cost of revenue of the commercial coffee segment of 20.6% as a result of cost related to the increase in sales.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended June 30, 2016, gross profit increased approximately 6.8% to $25,431,000 as compared to $23,810,000 for the three months ended June 30, 2015. Gross profit in the direct selling segment increased by 5.1% to $24,967,000 from $23,754,000 in the prior year and gross profit in the commercial coffee segment was $464,000, compared to $56,000 in the prior year. Gross profit as a percentage of revenues decreased to 59.8%, compared to 61.5% in the prior year. Below is a table of the profit and gross margin percentages by segment:

	For the three months ended June 30,		Percentage change
Segment Gross Profit	2016	2015
Direct selling	$24,967	$23,754	5.1%
Gross Profit % of Revenues	67.4%	68.8%	(1.4	) %
Commercial coffee	464	56	728.6%
Gross Profit % of Revenues	8.5%	1.3%	7.2%
Total	$25,431	$23,810	6.8%
Gross Profit % of Revenues	59.8%	61.5%	(1.7	) %

Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 1.4% for the three months ended June 30, 2016, compared with the same period last year due to an increase in costs of revenues. The improvement in gross margin percentage in the commercial coffee segment of approximately 7.2% was primarily due to improved margins in green coffee business as a result of more favorable pricing structure on new contracts and a strategic initiative to focus more on marketing CLR Company owned brands which yield higher gross margins.

Operating Expenses

For the three months ended June 30, 2016, our operating expenses increased approximately 11.1% to $23,907,000 as compared to $21,521,000 for the three months ended June 30, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended June 30, 2016, distributor compensation increased 6.7% to $16,796,000 from $15,736,000 for the three months ended June 30, 2015. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues slightly decreased to 45.4% as compared to 45.6% for the three months ended June 30, 2015.

For the three months ended June 30, 2016, the sales and marketing expense increased 65.6% to $2,637,000 from $1,592,000 for the three months ended June 30, 2015 primarily due to the Company’s annual convention held in the first quarter in 2015 as compared to the current year convention held in the second quarter of the current year and an increase in customer service labor costs and employee benefits costs.

For the three months ended June 30, 2016, the general and administrative expense increased 6.7% to $4,474,000 from $4,193,000 for the three months ended June 30, 2015 primarily due to increases in employee compensation costs, depreciation and amortization, professional consulting costs, offset by a decreases in acquisition debt associated with the commercial coffee segment and a decrease related to contingent acquisition liability revaluation of $480,000 in the direct selling segment for the three months ended June 30, 2016.

Operating Income

For the three months ended June 30, 2016, operating income decreased approximately 33.4% to $1,524,000 as compared to $2,289,000 for the three months ended June 30, 2015. This was primarily due to the increase in cost of revenues and the increase in sales and marketing costs due to the Company’s annual convention held in the first quarter in 2015 as compared to the current year convention held in the second quarter of the current year. Operating income as a percentage of revenues decreased to 3.6%, compared to 5.9% for the three months ended June 30, 2015.

Total Other Expense

For the three months ended June 30, 2016, total other expense decreased by $1,733,000 to $1,573,000 as compared to $3,306,000 for the three months ended June 30, 2015 primarily due to the change in fair value of the warrant derivative liability from $2,209,000 in 2015 to $484,000 for the three months ended June 30, 2016. Total other expense for the three months ended June 30, 2016 is primarily interest expense of $1,097,000 off-set by interest income of approximately $8,000 and the change in fair value of warrant derivative of $484,000.

Non-cash interest expense decreased by approximately $65,000 when comparing to the current period as a result of the fact that our January 2015 Private Placement related issuance costs are fully amortized as compared to same period last year. Non-cash interest expense includes the accretion of debt discount and amortization of deferred financing costs related to the Company’s Private Placement transactions. The decrease in non-cash interest is offset by increases to interest expense of approximately $55,000 which is primarily attributable to the interest payments to investors associated with our Private Placement Notes, contingent acquisition debt and other operating leases and notes interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized income tax expense of $60,000, which is our estimated federal, state and foreign income tax liability for the three months ended June 30, 2016. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, interest expense on warrants, change in valuation allowance and meals and entertainment expense.

Net Loss

For the three months ended June 30, 2016, the Company reported a net loss of $109,000 as compared to a net loss of $408,000 for the three months ended June 30, 2015. The primary reason for the decrease in net loss when compared to prior year was due to the change in fair value of warrant derivative of $484,000 for the three months ended June 30, 2016 compared to $2,209,000 for the three months ended June 30, 2015 and a decrease in operating income discussed above and, offset by tax expense of $60,000 compared to a tax benefit of $609,000 in the prior year.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenues

For the six months ended June 30, 2016, revenues increased 6.8% to $80,702,000 as compared to $75,550,000 for the six months ended June 30, 2015.  During the six months ended June 30, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales. Direct selling revenues increased 8.6% from the six months ended June 30, 2015 to the six months ended June 30, 2016 and were primarily attributed to the increase in our product offerings, the increase in the number of distributors selling our product, price increases on certain products and the increase in the number of customers consuming our products as well as $3,692,000 in additional revenues derived from the Company’s 2015 and 2016 acquisitions compared to the prior period. The commercial coffee segment revenue decreased primarily due to our roaster business strategic shift in the segment’s business model to focus more effort on Company owned brands and forego its lower margin bulk coffee processing business. This decrease is offset by an increase in green coffee sales as a result of a new contract that started shipping in 2016 when compared to the same period in 2015. The following table summarizes our revenue in thousands by segment:

	For the six months ended June 30,
Segment Revenues	2016	2015	Percentage change
Direct selling	$71,817	$66,150	8.6%
Commercial coffee	8,885	9,400	(5.5	) %
Total	$80,702	$75,550	6.8%

Cost of Revenues

For the six months ended June 30, 2016, overall cost of revenues increased approximately 1.4% to $31,908,000 as compared to $31,459,000 for the six months ended June 30, 2015. The increase in cost of revenues is primarily attributable to an increase in the costs of the direct selling segment of 7.8% as a result of cost related to the increase in revenue.

This is offset by a decrease in cost of revenue in the commercial coffee segment of 12.7% as a result of the cost related to the decrease in revenues primarily related to the roaster business and favorable coffee pricing. Cost of revenues includes the cost of green coffee inventory, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the six months ended June 30, 2016, gross profit increased approximately 10.7% to $48,794,000 as compared to $44,091,000 for the six months ended June 30, 2015. Gross profit in the direct selling segment increased by 8.9% to $48,457,000 from $44,477,000 in the prior year and gross profit in the commercial coffee segment increased by $723,000, compared to a loss of $386,000 in the prior year. Gross profit as a percentage of revenues increased to 60.5%, compared to 58.4% in the prior year. Below is a table of the profit and gross margin percentages by segment:

	For the six months ended June 30,
Segment Gross Profit	2016	2015		Percentage change
Direct selling	$48,457	$44,477		8.9%
Gross Profit % of Revenues	67.5%	67.2%		0.3%
Commercial coffee	337	(386)		187.3%
Gross Profit % of Revenues	3.8%	(4.1	) %	7.9%
Total	$48,794	$44,091		10.7%
Gross Profit % of Revenues	60.5%	58.4%		2.1%

Gross profit as a percentage of revenues in the direct selling segment increased by approximately 0.3% for the six months ended June 30, 2016, compared with the same period last year. The improvement in gross margin percentage in the commercial coffee segment of approximately 7.9% was primarily due to improved margins in green coffee business as a result of more favorable pricing structure on new contracts and a strategic initiative to focus more on marketing CLR Company owned brands which yield higher gross margins.

Operating Expenses

For the six months ended June 30, 2016, our operating expenses increased approximately 11.3% to $46,107,000 as compared to $41,428,000 for the six months ended June 30, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the six months ended June 30, 2016, distributor compensation increased 9.7% to $32,770,000 from $29,874,000 for the six months ended June 30, 2015. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.6% as compared to 45.2% for the six months ended June 30, 2015.

For the six months ended June 30, 2016, the sales and marketing expense increased 19.5% to $4,438,000 from $3,713,000 for the six months ended June 30, 2015 primarily due to an increase in customer service labor costs and employee benefits costs.

For the six months ended June 30, 2016, the general and administrative expense increased 13.5% to $8,899,000 from $7,841,000 for the six months ended June 30, 2015 primarily due to increases in consulting costs related to international expansion, travel expenses, website maintenance costs, insurance, bank fees, employee compensation costs and accounting fees, offset by a decreases in acquisition debt associated with the commercial coffee segment and a decrease related to contingent acquisition liability revaluation of $871,000 in the direct selling segment for the six months ended June 30, 2016.

Operating Income

For the six months ended June 30, 2016, operating income increased approximately 0.9% to $2,687,000 as compared to $2,663,000 for the six months ended June 30, 2015. This was primarily due to the increase in revenues and gross margins discussed above, offset by the increase in operating expenses. Operating income as a percentage of revenues decreased to 3.3%, compared to 3.5% for the six months ended June 30, 2015.

Total Other Expense

For the six months ended June 30, 2016, total other expense decreased by $2,453,000 to $2,027,000 as compared to $4,480,000 for the six months ended June 30, 2015 primarily due to the change in fair value of the warrant derivative liability from an expense of $2,301,000 in 2015 to a gain of $166,000 in 2016. Total other expense for the six months ended June 30, 2016 is primarily related to interest expense of $2,207,000 off-set by interest income of approximately $14,000 and the change in fair value of warrant derivative of $166,000.

Non-cash interest expense decreased by approximately $126,000 compared to the current period as a result of the fact that our January 2015 Private Placement related issuance costs are fully amortized as compared to same period last year. Non-cash interest expense includes the accretion of debt discount and amortization of deferred financing costs related to the Company’s Private Placement transactions. The decrease in non-cash interest is offset by increases to interest expense of approximately $141,000 which is primarily attributable to the interest payments to investors associated with our Private Placement Notes, contingent acquisition debt and other operating leases and notes interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized income tax expense of $618,000, which is our estimated federal, state and foreign income tax liability for the six months ended June 30, 2016. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, interest expense on warrants, change in valuation allowance and meals and entertainment expense.

Net Income

For the six months ended June 30, 2016, the Company reported net income of $42,000 as compared to a net loss of $777,000 for the six months ended June 30, 2015. The primary reason for the increase in net income when compared to prior year was due to the change in fair value of the warrant derivative liability from an expense of $2,301,000 in 2015 to a gain of $166,000 in 2016 and an increase in operating income discussed above, offset by tax expense of $618,000 compared to a tax benefit of $1,040,000 in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative or “Adjusted EBITDA,” increased 5.6% to $4,800,000 for the six months ended June 30, 2016 compared to $4,546,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net income (loss) for the six months ended June 30, 2016 and 2015 is included in the table below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net income (loss)	$42	$(777)
Add
Interest, net	2,193	2,179
Income taxes	618	(1,040)
Depreciation	778	570
Amortization	1,209	1,038
EBITDA	4,840	1,970
Add
Stock based compensation	126	275
Change in the fair value of warrant derivative	(166)	2,301
Adjusted EBITDA	$4,800	$4,546

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2016 we had cash and cash equivalents of approximately $1,825,000 as compared to cash and cash equivalents of $3,875,000 as of December 31, 2015. The decrease in cash was primarily due to inventory purchases, cash for payments of financing activities and cash used for capital expenditures.

Cash Flows

Cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2016 was $348,000, as compared to net cash used in operating activities of $1,912,000 for the six months ended June 30, 2015. Net cash provided by operating activities consisted of net income of $42,000, net non-cash operating activity of $1,526,000, offset by $1,220,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $1,987,000 in depreciation and amortization, $126,000 in stock based compensation expense, $180,000 related to the amortization of deferred financing costs associated with our Private Placements, $527,000 related to the amortization of debt discounts, $64,000 amortization of warrant issuance costs and $61,000 in other non-cash items, offset by $166,000 related to the change in the fair value of warrant derivative liability, $382,000 in expenses allocated in profit sharing agreement and $871,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in inventory of $2,301,000, changes in accounts receivable of $391,000 net of which $293,000 related to an increase in our factoring receivable and an increase of $98,000 from trade related receivables, prepaid expenses and other current assets of $67,000, and deferred revenues of $465,000. Increases in working capital primarily related to, accounts payable of $458,000, accrued distributor compensation of $738,000, accrued expenses and other liabilities of $635,000 and $173,000 related to income tax receivable.

Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2016 was $461,000, as compared to net cash used in investing activities of $1,811,000 for the six months ended June 30, 2015. Net cash used in investing activities consisted of purchases of property and equipment and leasehold improvements.

Cash used in financing activities. Net cash used in financing activities was $1,791,000 for the six months ended June 30, 2016, as compared to net cash provided by financing activities of $3,435,000 for the six months ended June 30, 2015. The decrease in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000 received during the prior year period.

Net cash used in financing activities consisted of $831,000 in payments for the CLR factoring agreement, $358,000 in payments to reduce notes payable, $462,000 in payments related to contingent acquisition debt, $132,000 in payments to reduce capital lease obligations and $20,000 in payments related to the Company’s share repurchase program offset by proceeds from the exercise of stock options and warrants, net, of $12,000.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to out contractual obligations during the six months ended June 30, 2016 from those described in our Annual Report for the year ended December 31, 2015,

Critical Accounting Policies

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

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018.  Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. We are currently evaluating the impact adopting this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. We are evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected an adoption date, a transition method nor have we determined the effect of the standard on its ongoing financial reporting.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the six months ended June 30, 2016.

Share repurchases activity during the three months ended June 30, 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended June 30, 2016	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	-	$-	-	11,178,828
May 1, 2016 to May 31, 2016	35,000	$0.26	35,000	11,143,828
June 1, 2016 to June 30, 2016	21,400	$0.27	21,400	11,122,428
Total	56,400	$0.27	56,400

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: August 11, 2016	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)