Form 10-Q
period 2016-09-30
Youngevity International, Inc.
filed 2016-11-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the issuer had 392,696,057 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 Youngevity International, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
 (In thousands, except share amounts)

	As of
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,012	$3,875
Accounts receivable, due from factoring company	1,442	556
Accounts receivable, trade	1,593	1,068
Income tax receivable	-	173
Deferred tax assets, net current	711	711
Inventory, net	19,902	17,977
Prepaid expenses and other current assets	2,868	2,412
Total current assets	28,528	26,772

Property and equipment, net	13,807	12,699
Deferred tax assets, long-term	1,821	1,821
Intangible assets, net	17,475	13,714
Goodwill	6,323	6,323
Total assets	$67,954	$61,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,308	$7,015
Accrued distributor compensation	4,624	4,223
Accrued expenses	4,318	3,605
Deferred revenues	1,928	2,580
Other current liabilities, net	1,669	577
Capital lease payable, current portion	510	111
Notes payable, current portion	224	456
Warrant derivative liability	4,181	4,716
Contingent acquisition debt, current portion	657	264
Total current liabilities	25,419	23,547

Capital lease payable, net of current portion	1,203	294
Notes payable, net of current portion	4,468	4,647
Convertible notes payable, net of debt discount	7,942	6,786
Contingent acquisition debt, net of current portion	9,790	7,174
Total liabilities	48,822	42,448

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,694,807 and 392,583,015 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	393	393
Additional paid-in capital	169,748	169,432
Accumulated deficit	(150,509)	(150,618)
Accumulated other comprehensive loss	(500)	(326)
Total stockholders’ equity	19,132	18,881
Total Liabilities and Stockholders’ Equity	$67,954	$61,329

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$43,562	$41,326	$124,264	$116,876
Cost of revenues	17,194	16,293	49,102	47,752
Gross profit	26,368	25,033	75,162	69,124
Operating expenses
Distributor compensation	18,101	17,387	50,871	47,261
Sales and marketing	3,181	2,374	7,619	6,087
General and administrative	4,510	4,215	13,409	12,056
Total operating expenses	25,792	23,976	71,899	65,404
Operating income	576	1,057	3,263	3,720
Interest expense, net	(946)	(1,101)	(3,139)	(3,280)
Change in fair value of warrant derivative liability	369	1,069	535	(1,232)
Total other expense	(577)	(32)	(2,604)	(4,512)
Net income (loss) before income taxes	(1)	1,025	659	(792)
Income tax provision (benefit)	(68)	609	550	(431)
Net income (loss)	67	416	109	(361)
Preferred stock dividends	(3)	(3)	(9)	(9)
Net income (loss) available to common stockholders	$64	$413	$100	$(370)

Net income (loss) per share, basic	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, basic	392,674,633	392,430,816	392,623,916	391,903,256
Weighted average shares outstanding, diluted	400,520,033	404,529,270	400,115,179	391,903,256

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$67	$416	$109	$(361)
Foreign currency translation	(28)	(33)	(174)	(114)
Total other comprehensive loss	(28)	(33)	(174)	(114)
Comprehensive loss	$39	$383	$(65)	$(475)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$109	$(361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,865	2,473
Stock based compensation expense	292	436
Warrant modification expense	-	253
Amortization of deferred financing costs	270	639
Amortization of prepaid advisory fees	46	5
Stock issuance for services	30	-
Change in fair value of warrant derivative liability	(535)	1,232
Amortization of debt discount	790	712
Amortization of warrant issuance costs	96	-
Expenses allocated in profit sharing agreement	(557)	(349)
Change in fair value of contingent acquisition debt	(1,185)	120
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,411)	131
Inventory	(1,925)	(5,738)
Prepaid expenses and other current assets	(502)	(668)
Accounts payable	293	907
Accrued distributor compensation	401	192
Deferred revenues	(652)	(1,547)
Accrued expenses and other liabilities	2,967	1,285
Income taxes receivable	173	(278)
Net Cash Provided by (Used in) Operating Activities	1,565	(556)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(88)	(32)
Purchases of property and equipment	(938)	(2,307)
Net Cash Used in Investing Activities	(1,026)	(2,339)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	-	5,080
Proceeds from the exercise of stock options and warrants, net	39	259
Payments to factoring company	(1,131)	(214)
Payments of notes payable	(411)	(163)
Payments of contingent acquisition debt	(708)	(2,545)
Proceeds (payments) of capital leases	19	(43)
Repurchase of common stock	(36)	(382)
Net Cash (Used in) Provided by Financing Activities	(2,228)	1,992
Foreign Currency Effect on Cash	(174)	(114)
Net decrease in cash and cash equivalents	(1,863)	(1,017)
Cash and Cash Equivalents, Beginning of Period	3,875	2,997
Cash and Cash Equivalents, End of Period	$2,012	$1,980

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,987	$1,748
Income taxes	$191,595	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases and accounts payable agreements	$1,416	$564
Common stock issued in connection with financing	$-	$587
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$4,876	$1,211

During the nine months ended September 30, 2016 the purchase accounting was finalized for the Company’s South Hill Designs and Mialisia acquisitions and reduced the initial purchase by $1,490,000 and $108,000, respectively (see Note 4).

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2016

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

The statements presented as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2015. The results for interim periods are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of Accounting Standards Update ("ASU") 2015-03 and ASU 2015-15, pertaining to the presentation of debt issuance costs with retrospective application effective January 1, 2016. This resulted in a reclassification from prepaid expenses and other assets to convertible notes payable, net of debt discount. Refer below to “Recently Issued Accounting Pronouncements” of the notes to the condensed consolidated financial statements for further details. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss).

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, Financial Destination, Inc., FDI Management, Inc., and MoneyTrax LLC (collectively referred to as “FDI”), 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia LLC, Youngevity Colombia S.A.S., Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., and Legacy for Life Limited (Hong Kong).

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

The incremental dilutive common share equivalents for the three and nine months ended September 30, 2016 were 7,845,400 and 7,491,263, respectively.

The incremental dilutive common share equivalents for the three months ended September 30, 2015 were 12,098,454. The Company incurred a loss for the nine months ended September 30, 2015, and therefore, 8,890,982 common share equivalents were not included in the weighted-average calculation since their effect would have been anti-dilutive.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Standards Codification ("ASC") Topic 718, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

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

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Effective May 1, 2016, the Company entered into a third amendment to the factoring agreement (“Agreement”). Under the terms of the Agreement, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals will be provided by Crestmark and there will be no new credit-approved receivables. The changes to the Agreement include expanding the factoring facility to include borrowings to be advanced against acceptable eligible inventory up to 50% of landed cost of finished goods inventory and meeting certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrues on the outstanding balance and a factoring commission is charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 1.00% of the gross invoice amount and is recorded as interest expense. In addition Youngevity Inc. has entered into a Guaranty and Security Agreement with Crestmark Bank if in the event that CLR were to default. This Agreement continues in full force and is effective until February 1, 2019.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $1,442,000 and $556,000 as of September 30, 2016 and December 31, 2015, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $1,588,000 and $457,000 as of September 30, 2016 and December 31, 2015, respectively, and is included in other current liabilities, net on the condensed consolidated balance sheets.

Plantation Costs

The Company’s commercial coffee segment, CLR, includes the results of the Siles Plantation Family Group (“Siles”), which is a 450 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles.  In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest cost is then recognized as the inventory value.

In April 2015, the Company completed the 2015 coffee harvest in Nicaragua and approximately $723,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2015. The remaining inventory as of September 30, 2016 and December 31, 2015 is $144,000 and $192,000, respectively.

In May 2016, the Company completed the 2016 coffee harvest in Nicaragua and approximately $650,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2016. The remaining inventory as of September 30, 2016 is $41,000.

Costs associated with the 2017 harvest as of September 30, 2016 total approximately $188,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheet.

Related Party Transactions

Our coffee segment CLR is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles acquisition, CLR engaged H&H as employees to manage Siles. The Company made purchases of approximately $2,700,000 and $7,400,000 from this supplier for the three months and nine months ended September 30, 2016, respectively. In addition, for the three months and nine months ended September 30, 2016, CLR sold $0 and $2,200,000 respectively, in green coffee to H&H Coffee Group Export, a Florida Company which is affiliated with H&H.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of September 30, 2016 and December 31, 2015, the balance in deferred revenues was approximately $1,928,000 and $2,580,000 respectively, of which the portion attributable to Heritage Makers was approximately $1,928,000 and $2,485,000, respectively. The remaining balance of approximately $95,000 as of December 31, 2015, related primarily to the Company’s 2016 conventions whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of September 30, 2016 and December 31, 2015, the balance in deferred costs was approximately $561,000 and $967,000, respectively, and was included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on its unaudited condensed consolidated financial statements upon adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-17 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company is currently assessing the impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company is currently assessing the impact of this guidance.

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

Note 3.  Inventory and Costs of Revenues

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Finished goods	$11,489	$9,893
Raw materials	9,645	8,970
Total inventory	21,134	18,863
Reserve for excess and obsolete inventory	(1,232)	(886)
Total inventory, net	$19,902	$17,977

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

During the nine months ended September 30, 2016, the Company entered into four acquisitions, which are described below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for the Company’s business combination was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Legacy for Life, LLC

On August 18, 2016, with an effective date of September 1, 2016 the Company entered into an agreement to acquire certain assets of Legacy for Life, LLC, an Oklahoma based direct-sales company and entered into an agreement to acquire the equity of two wholly owned subsidiaries of Legacy for Life, LLC; Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong) collectively referred to as (“Legacy for Life”).

Legacy for Life is a science-based direct seller of i26, a product made from the patented IgY Max formula or hyperimmune whole dried egg, which is the key ingredient in Legacy for Life products. Additionally, the Company has entered into an Ingredient Supply Agreement to market i26 worldwide. IgY Max promotes healthy gut flora and healthy digestion and was created by exposing a specially selected flock of chickens to natural elements from the human world, whereby the chickens develop immunity to these elements. In a highly patented process, these special eggs are harvested as a whole food and are processed as a whole food into i26 egg powder, an all-natural product. Nothing is added to the egg nor does any chemical extraction take place.

As a result of this acquisition, the Company’s distributors and customers have access to the unique line of the Legacy for Life products and the Legacy for Life distributors and customers have gained access to products offered by the Company. The Company has agreed to purchase certain inventories and assume certain liabilities. The Company is obligated to make monthly payments based on a percentage of the Legacy for Life distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Legacy for Life products until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid to Legacy for Life aggregate cash payments of Legacy for Life distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price.

The acquisition of Legacy for Life was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their estimated fair values as of the acquisition date. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The contingent consideration’s estimated fair value at the date of acquisition was $825,000 as determined by management using a discounted cash flow methodology. In addition the Company paid $221,000 for the net assets of the Taiwan and Hong Kong entities and certain inventories from Legacy for Life.

The preliminary purchase price allocation for the acquisition of Legacy for Life (in thousands) is as follows:

Cash paid for the equity in Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong)	$26
Cash paid for inventory	195
Total cash consideration	221
Trademarks and trade name	185
Customer-related intangible	250
Distributor organization	390
Total intangible assets acquired, non-cash	825
Total purchase price	$1,046

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

Revenues included in the condensed consolidated statements of operations as a result of this acquisition for the three and nine months ended September 30, 2016 were $137,000.

The pro-forma effect assuming the business combination with Legacy for Life discussed above had occurred at the beginning of the current period is not presented as the information provided to the Company was not independently reviewed in accordance with attestation standards established by the American Institute of Certificated Public Accountants.

Nature’s Pearl Corporation

On August 1, 2016, the Company entered into an agreement to acquire certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) with an effective date of September 1, 2016. Nature’s Pearl is a direct-sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. As a result of this acquisition, the Company’s distributors and customers have access to the unique line of Nature’s Pearl products and Nature’s Pearl distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Nature’s Pearl distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Nature’s Pearl products until the earlier of the date that is ten (10) years from the closing date or such time as the Company has paid to Nature’s Pearl aggregate cash payments of Nature’s Pearl distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The Company paid approximately $200,000 for certain inventories, which payment was applied against the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $2,765,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Nature’s Pearl is as follows (in thousands):

Distributor organization	$1,300
Customer-related intangible	865
Trademarks and trade name	600
Total purchase price	$2,765

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

Revenues included in the condensed consolidated statements of operations as a result of this acquisition for the three and nine months ended September 30, 2016 were $452,000.

The pro-forma effect assuming the business combination with Nature’s Pearl discussed above had occurred at the beginning of the current period is not presented as the information provided to the Company was not independently reviewed in accordance with attestation standards established by the American Institute of Certificated Public Accountants.

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, the Company acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct-sales company that produces nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO  brand of products contains CoffeeBerry a fruit extract known for its high level of antioxidant properties. As a result of this business combination, the Company’s distributors and customers have access to the unique line of the Renew products and Renew distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Renew distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Renew, aggregate cash payments of Renew distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The Company paid approximately $300,000 for certain inventories and assumed liabilities, which payment was applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $865,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for SOZO is as follows (in thousands):

Distributor organization	$400
Customer-related intangible	280
Trademarks and trade name	185
Total purchase price	$865

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

Revenues included in the condensed consolidated statements of operations as a result of this acquisition for the three and nine months ended September 30, 2016 were $198,000.

The pro-forma effect assuming the business combination with SOZO discussed above had occurred at the beginning of the current period is not presented as the information provided to the Company was not independently reviewed in accordance with attestation standards established by the American Institute of Certificated Public Accountants.

South Hill Designs Inc.

In January 2016, the Company acquired certain assets of South Hill Designs Inc., (“South Hill”) a direct-sales and proprietary jewelry company that sells customized lockets and charms. As a result of this business combination the Company’s distributors have access to South Hill’s customized products and the South Hill distributors and customers have gained access to products offered by the Company.

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

During the third quarter ended September 30, 2016 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $1,490,000 from $2,650,000 to $1,160,000. The final purchase price allocation of the intangible assets acquired for South Hill (in thousands) is as follows:

Distributor organization	$547
Customer-related intangible	394
Trademarks and trade name	219
Total purchase price	$1,160

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

Revenues included in the condensed consolidated statements of operations as a result of this acquisition for the three and nine months ended September 30, 2016 were $816,000 and $3,355,000, respectively.

The pro-forma effect assuming the business combination with South Hill discussed above had occurred at the beginning of the current period is not presented as the information was not available.

2015 Acquisition

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct-sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to Mialisia’s patent-pending “VersaStyle” jewelry and Mialisia’s distributors and customers have gained access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company paid $118,988 for certain inventories, which payment was applied against the maximum aggregate purchase price.

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

During the second quarter ended June 30, 2016 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $108,000 from $700,000 to $592,000. The final purchase price allocation of the intangible assets acquired for Mialisia (in thousands) is as follows:

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

Intangible assets consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$13,756	$6,886	$6,870	$11,173	$6,086	$5,087
Trademarks and trade names	5,832	743	5,089	4,666	537	4,129
Customer relationships	8,545	3,416	5,129	6,787	2,751	4,036
Internally developed software	720	333	387	720	258	462
Intangible assets	$28,853	$11,378	$17,475	$23,346	$9,632	$13,714

Amortization expense related to intangible assets was approximately $537,000 and $560,000 for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to intangible assets was approximately $1,746,000 and $1,578,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “Intangibles - Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of September 30, 2016 and December 31, 2015 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and nine months ended September 30, 2016 and 2015.

Goodwill intangible assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Goodwill, commercial coffee	$3,934	$3,934
Goodwill, direct selling	2,389	2,389
Total goodwill	$6,323	$6,323

Note 6. Debt

Our total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	September 30, 2016	December 31, 2015
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$2,059	$1,346
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	6,973	6,896
Net debt issuance costs (3)	(1,090)	(1,456)
Total convertible notes payable, net of debt discount (4)	$7,942	$6,786

(1)
Principal amount of $4,750,000 are net of unamortized debt discounts of $2,691,000 as of September 30, 2016 and $3,404,000 as of December 31, 2015.
(2)
Principal amount of approximately $7,188,000 are net of unamortized debt discounts of $215,000 as of September 30, 2016 and $292,000 as of December 31, 2015.
(3)
As of January 1, 2016, we adopted ASU 2015-03 with retrospective application. This resulted in a $1,456,000 reclassification from prepaid expenses and other current assets to convertible notes payable, net of debt discount, for unamortized debt issuance costs.
(4)
Principal amounts are net of unamortized discounts and issuance costs of $3,996,000 as of September 30, 2016 and $5,152,000 as of December 31, 2015.

Convertible Notes Payable

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three (3) year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five (5) year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of September 30, 2016 and December 31, 2015 the principal amount of $7,187,500 remains outstanding.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of September 30, 2016 and December 31, 2015 the principal amount of $4,750,000 remains outstanding.

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

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was approximately $4,181,000 and $4,716,000 as of September 30, 2016 and December 31, 2015, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decreases of $369,000 and $1,069,000 for the three months ended September 30, 2016 and 2015, respectively, and a decrease of $535,000 as compared to an increase of $1,232,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The estimated fair value of the warrants were computed as of September 30, 2016 and as of December 31, 2015 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	September 30, 2016	December 31, 2015
Stock price volatility	70%	70%
Risk-free interest rates	0.71%-1.0%	1.76%
Annual dividend yield	0%	0%
Expected life	2.7-3.9 years	3.6-4.9 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$657	$-	$-	$657
Contingent acquisition debt, less current portion	9,790	-	-	9,790
Warrant derivative liability	4,181	-	-	4,181
Total liabilities	$14,628	$-	$-	$14,628

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$264	$-	$-	$264
Contingent acquisition debt, less current portion	7,174	-	-	7,174
Warrant derivative liability	4,716	-	-	4,716
Total liabilities	$12,154	$-	$-	$12,154

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement. During the three and nine months ended September 30, 2016 the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $315,000 and approximately $1,185,000, respectively. During the three and nine months ended September 30, 2015 the net adjustment to the fair value of the contingent acquisition debt was an increase of approximately $120,000.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of September 30, 2016 and December 31, 2015, and accrued dividends of approximately $108,000 and $98,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred have no voting rights, except as required by law.

Common Stock

The Company had 392,694,807 common shares outstanding as of September 30, 2016. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the nine months ended September 30, 2016, the Company repurchased a total of 125,708 shares at a weighted-average cost of $0.28.  A total of 3,931,880 shares have been repurchased to-date at a weighted-average cost of $0.27. The remaining number of shares authorized for repurchase under the plan as of September 30, 2016 is 11,068,120.

Warrants to Purchase Preferred Stock and Common Stock

As of September 30, 2016, warrants to purchase 40,773,546 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of September 30, 2016 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.80 years as of September 30, 2016.

A summary of the warrant activity for the nine months ended September 30, 2016 is presented in the following table:

Balance at December 31, 2015	41,674,796
Issued	-
Expired / cancelled	(860,000)
Exercised	(41,250)
Balance at September 30, 2016	40,773,546

Advisory Agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement.  In connection with this agreement, the Company accrued for the estimated per share value on the agreement date at $0.32 per share, the price of Company’s common stock at September 1, 2015 for a total of $32,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and were included in prepaid expenses and other current assets on the Company’s balance sheets and were amortized on a pro-rata basis over the term of the contract. On June 28, 2016 the Company issued PCG 100,000 restricted shares of our common stock in accordance with the performance of the agreement as previously accrued. These shares were valued at $0.30 per share, based on the price per share of the Company’s common stock on June 28, 2016. During the nine months ended September 30, 2016, the Company recorded expense of approximately $9,000,  in connection with amortization of the stock issuance. There were no amortization expense for the three months ended September 30, 2016.

On March 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value on the agreement date at $0.30 per share, the price of Company’s common stock at March 1, 2016 for a total of $30,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheets and will be amortized on a pro-rata basis over the term of the contract. During the three and nine months ended September 30, 2016, the Company recorded expense of approximately $10,000 and $30,000, respectively, in connection with amortization of the stock issuance.

On September 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value on the agreement date at $0.29 per share, the price of Company’s common stock at September 1, 2016 for a total of $29,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s balance sheets and will be amortized on a pro-rata basis over the term of the contract. During the three and nine months ended September 30, 2016, the Company recorded expense of approximately $7,000 in connection with amortization of the stock issuance. As of September 30, 2016, the total remaining balance of the prepaid investor relation services is approximately $22,000.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At September 30, 2016, the Company had 17,046,975 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the nine months ended September 30, 2016 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2015	23,521,600	0.22	$2,044
Issued	1,778,250	0.29
Canceled / expired	(2,713,500)	0.22
Exercised	(98,750)	0.21	-
Outstanding September 30, 2016	22,487,600	$0.22	$1,864
Exercisable September 30, 2016	17,803,000	$0.23	$1,326

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2016 and 2015 was approximately $0.09 and $0.15, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $166,000 and $161,000 for the three months ended September 30, 2016 and 2015, respectively, and $292,000 and $436,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was approximately $487,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.79 years.

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

Note 10.  Segment and Geographical Information

The Company offers a wide variety of products to support a healthy lifestyle including; nutritional supplements, sports and energy drinks, health and wellness, weight loss, gourmet coffee, skincare and cosmetics, lifestyle services, digital products including scrap books and memory books, packaged foods, pharmacy discount cards, and clothing and jewelry lines. The Company’s business is classified by management into two reportable segments: direct selling and commercial coffee.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Direct selling	$38,576	$37,056	$110,393	$103,206
Commercial coffee	4,986	4,270	13,871	13,670
Total revenues	$43,562	$41,326	$124,264	$116,876
Gross profit
Direct selling	$26,233	$25,395	$74,690	$69,872
Commercial coffee	135	(362)	472	(748)
Total gross profit	$26,368	$25,033	$75,162	$69,124
Operating income (loss)
Direct selling	$1,171	$2,079	$4,903	$6,288
Commercial coffee	(595)	(1,022)	(1,640)	(2,568)
Total operating income	$576	$1,057	$3,263	$3,720
Net income (loss)
Direct selling	$822	$986	$1,912	$3,329
Commercial coffee	(755)	(570)	(1,803)	(3,690)
Total net income (loss)	$67	$416	$109	$(361)
Capital expenditures
Direct selling	$590	$477	$1,339	$1,326
Commercial coffee	145	302	863	1,556
Total capital expenditures	$735	$779	$2,202	$2,882

	As of
	September 30, 2016	December 31, 2015
Total assets
Direct selling	$43,161	$36,907
Commercial coffee	24,793	24,422
Total assets	$67,954	$61,329

Total assets located outside the United States are approximately $5.3 million as of September 30, 2016. For the year ended December 31, 2015, total assets located outside the United States were approximately $5.2 million.

The Company conducts its operations primarily in the United States. The Company also sells its products in 70 different countries. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
United States	$39,630	$38,351	$113,332	$108,306
International	3,932	2,975	10,932	8,570
Total revenues	$43,562	$41,326	$124,264	$116,876

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

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the three and nine months ended September 30, 2016, we derived approximately 89% of our revenue from direct sales and approximately 11% of our revenue from our commercial coffee sales.

In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee.  We own CLR Roasters a traditional coffee roasting business that sells roasted and unroasted coffee and produces coffee under its own Cafe La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers, including cruise lines and office coffee service operators. During fiscal 2014, CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is roughly 450 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified(TM) and Fair Trade Certified(TM). The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

During the nine months ended September 30, 2016, we derived approximately 91% of our revenues from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. for the three and nine months ended September 30, 2016 and 2015.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues

For the three months ended September 30, 2016, our total revenue increased 5.4% to $43,562,000 as compared to $41,326,000 for the three months ended September 30, 2015.  During the three months ended September 30, 2016, we derived approximately 89% of our revenue from our direct selling segment sales and approximately 11% of our revenue from our commercial coffee segment sales. For the three months ended September 30, 2016, direct selling segment revenues increased by $1,520,000 or 4.1% to $38,576,000 as compared to the three months ended September 30, 2015. This increase was primarily attributed to the additional revenues derived from the Company’s 2016 acquisitions. For the three months ended September 30, 2016, commercial coffee segment revenues increased by $716,000 or 16.8% to $4,986,000 as compared to the three months ended September 30, 2015. This increase was primarily attributed to an increase in green coffee sales as a result of increases in green coffee prices and an increase in roasted coffee sales. The following table summarizes our revenue in thousands by segment:

	For the three months ended September 30,		Percentage
Segment Revenues	2016	2015	change
Direct selling	$38,576	$37,056	4.1%
Commercial coffee	4,986	4,270	16.8%
Total	$43,562	$41,326	5.4%

Cost of Revenues

For the three months ended September 30, 2016, overall cost of revenues increased approximately 5.5% to $17,194,000 as compared to $16,293,000 for the three months ended September 30, 2015. The direct selling segment cost of revenues increased 5.8% as a result of cost related to the increase in sales, an increase in product royalties and labor costs. The cost of revenues of the commercial coffee segment increased 4.7% is primarily attributable to increase in sales, offset by lower green coffee costs a result of the Company’s ability to procure green coffee at lower costs from its plantation and other suppliers in Nicaragua.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended September 30, 2016, gross profit increased approximately 5.3% to $26,368,000 as compared to $25,033,000 for the three months ended September 30, 2015. Gross profit in the direct selling segment increased by 3.3% to $26,233,000 from $25,395,000 in the prior year as a result of the increase in costs discussed above. Gross profit (loss) in the commercial coffee segment increased to $135,000, compared to a loss of $362,000 in the prior year. The improvement in gross margin percentage in the commercial coffee segment was primarily due to improved margins in green coffee business as a result of more favorable pricing structure, the ability to procure coffee at lower costs from the Company’s plantation and other suppliers in Nicaragua and a strategic initiative to focus more on marketing CLR Roasters company-owned brands which yield higher gross margins. Overall gross profit as a percentage of revenues decreased to 60.5%, compared to 60.6% in the prior year. Below is a table of gross profit percentages by segment:

	For the three months ended September 30,		Percentage
Segment Gross Profit	2016	2015	change
Direct selling	$26,233	$25,395	3.3%
Gross Profit % of Revenues	68.0%	68.5%	(0.5)%
Commercial coffee	135	(362)	137.3%
Gross Profit % of Revenues	2.7%	(8.5)%	11.2%
Total	$26,368	$25,033	5.3%
Gross Profit % of Revenues	60.5%	60.6%	(0.5)%

Operating Expenses

For the three months ended September 30, 2016, our operating expenses increased approximately 7.6% to $25,792,000 as compared to $23,976,000 for the three months ended September 30, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended September 30, 2016, distributor compensation increased 4.1% to $18,101,000 from $17,387,000 for the three months ended September 30, 2015. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues was 46.9% for the three months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016, the sales and marketing expense increased 34.0% to $3,181,000 from $2,374,000 for the three months ended September 30, 2015 primarily due to expenses related to the distributor annual convention held in the current quarter and increases in marketing related wages and expenses and customer service labor costs.

For the three months ended September 30, 2016, the general and administrative expense increased 7.0% to $4,510,000 from $4,215,000 for the three months ended September 30, 2015 primarily due to increases in costs related to the international expansion, employee compensation and labor costs, amortization costs, computer related costs, travel costs, offset primarily by a decrease in non-cash expense of $253,000 as compared to the same period last year related to warrant modification expense recognized during the three months ended September 30, 2015. In addition, the contingent liability revaluation resulted in a benefit of $315,000 in the current quarter compared to an expense of $120,000 in the same period last year.

Operating Income

For the three months ended September 30, 2016, operating income decreased approximately 45.5% to $576,000 as compared to $1,057,000 for the three months ended September 30, 2015. This was primarily due to the increase in sales and marketing costs discussed above. Operating income as a percentage of revenues decreased to 1.3%, for the three months ended September 30, 2016 compared to 2.6% for the three months ended September 30, 2015.

Total Other Expense

For the three months ended September 30, 2016, total other expense increased by $545,000 to $577,000 as compared to $32,000 for the three months ended September 30, 2015 primarily due to the change in fair value of the warrant derivative liability benefit from $1,069,000 in 2015 to $369,000 for the three months ended September 30, 2016. Net interest expense decreased by $155,000 to $946,000 as compared to $1,101,000 for the three months ended September 30, 2015.

Non-cash interest expense decreased by approximately $71,000 when comparing to the current period as a result of the fact that our January 2015 Private Placement related issuance costs are fully amortized as compared to same period last year. Non-cash interest expense includes the accretion of debt discount and amortization of deferred financing costs related to the Company’s Private Placement transactions. Other decreases in interest expense of approximately $68,000 were primarily attributable to reduction in contingent acquisition debt interest, offset by payments to investors associated with our Private Placement Notes and other operating leases and notes interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized income tax benefit of $68,000 which is the change in our estimated federal, state and foreign income tax liability for the three months ended September 30, 2016. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, interest expense on warrants, change in valuation allowance and meals and entertainment expense.

Net Income

For the three months ended September 30, 2016, the Company reported net income of $67,000 as compared to net income of $416,000 for the three months ended September 30, 2015. The primary reason for the decrease in net income when compared to prior year was due to the decrease in operating income, the change in fair value of warrant derivative benefit of $369,000 for the three months ended September 30, 2016 compared to a benefit of $1,069,000 for the three months ended September 30, 2015, offset by a tax benefit of $68,000 compared to a tax expense of $609,000 in the prior year.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenues

For the nine months ended September 30, 2016, revenues increased 6.3% to $124,264,000 as compared to $116,876,000 for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we derived approximately 89% of our revenue from our direct selling segment sales and approximately 11% of our revenue from our commercial coffee segment sales. For the nine months ended September 30, 2016, direct selling revenues increased by $7,187,000 or 7.0% to $110,393,000 as compared to the nine months ended September 30, 2015. This increase was primarily attributed to the increase in our product offerings, the increase in the number of distributors selling our product, price increases on certain products and the increase in the number of customers consuming our products as well as $4,142,000 in additional revenues derived from the Company’s 2016 acquisitions compared to the prior period. The commercial coffee segment revenue increased by 1.5% to $13,871,000, primarily due to an increase in green coffee sales as a result of a new contract that started shipping in 2016 when compared to the same period in 2015. Our coffee roaster business revenue decreased as a result of a strategic shift in the segment’s business model to focus more effort on CLR Roasters company-owned brands and forego its lower margin bulk coffee processing business. The following table summarizes our revenue in thousands by segment:

	For the nine months ended September 30,		Percentage
Segment Revenues	2016	2015	change
Direct selling	$110,393	$103,206	7.0%
Commercial coffee	13,871	13,670	1.5%
Total	$124,264	$116,876	6.3%

Cost of Revenues

For the nine months ended September 30, 2016, overall cost of revenues increased approximately 2.8% to $49,102,000 as compared to $47,752,000 for the nine months ended September 30, 2015. The increase in cost of revenues is primarily attributable to an increase in the costs of the direct selling segment of 7.1% as a result of costs related to the increase in revenue. This is offset by a decrease in cost of revenue in the commercial coffee segment of 7.1% primarily due to the ability to procure green coffee at lower costs as a result of the Company’s expansion in Nicaragua.

Gross Profit

For the nine months ended September 30, 2016, gross profit increased approximately 8.7% to $75,162,000 as compared to $69,124,000 for the nine months ended September 30, 2015. Gross profit in the direct selling segment increased by 6.9% to $74,690,000 from $69,872,000 in the prior year. Gross profit in the commercial coffee segment increased to $472,000 compared to a loss of $748,000 in the prior year, an increase of $1,220,000. Gross profit as a percentage of revenues increased to 60.5%, compared to 59.1% in the prior year. Below is a table of the gross profit percentages by segment:

	For the nine months ended September 30,		Percentage
Segment Gross Profit	2016	2015	change
Direct selling	$74,690	$69,872	6.9%
Gross Profit % of Revenues	67.7%	67.7%	0.0%
Commercial coffee	472	(748)	163.1%
Gross Profit % of Revenues	3.4%	(5.5)%	8.9%
Total	$75,162	$69,124	8.7%
Gross Profit % of Revenues	60.5%	59.1%	1.4%

Gross profit as a percentage of revenues in the direct selling segment for the nine months ended September 30, 2016 did not change from 67.7% when compared with the same period last year. The improvement in gross margin percentage in the commercial coffee segment was primarily due to improved margins in green coffee business as a result of more favorable pricing structure on new contracts, the ability to procure coffee at lower costs from the Company’s plantation and other suppliers in Nicaragua and a strategic initiative to focus more on marketing CLR Roasters company-owned brands which yield higher gross margins.

Operating Expenses

For the nine months ended September 30, 2016, our operating expenses increased approximately 9.9% to $71,899,000 as compared to $65,404,000 for the nine months ended September 30, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the nine months ended September 30, 2016, distributor compensation increased 7.6% to $50,871,000 from $47,261,000 for the nine months ended September 30, 2015. This increase was primarily attributable to the increase in revenues and increased distributor incentives. Distributor compensation as a percentage of direct selling revenues increased to 46.1% as compared to 45.8% for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, the sales and marketing expense increased 25.2% to $7,619,000 from $6,087,000 for the nine months ended September 30, 2015 primarily due to an increase in convention and distributor event costs, as well as marketing and customer service labor costs.

For the nine months ended September 30, 2016, the general and administrative expense increased 11.2% to $13,409,000 from $12,056,000 for the nine months ended September 30, 2015 primarily due to increases in consulting costs related to international expansion, travel expenses, website maintenance costs, insurance, bank fees and employee compensation costs, offset primarily by a decrease in non-cash expense of $253,000 as compared to the same period last year related to warrant modification expense recognized during the nine months ended September 30, 2015. In addition, the contingent liability revaluation resulted in a benefit of $1,185,000 for the nine months ended September 30, 2016, compared to an expense of $120,000 in the same period last year.

Operating Income

For the nine months ended September 30, 2016, operating income decreased approximately 12.3% to $3,263,000 as compared to $3,720,000 for the nine months ended September 30, 2015. This was primarily due to the increase in operating expenses discussed above. Operating income as a percentage of revenues decreased to 2.6%, compared to 3.2% for the nine months ended September 30, 2015.

Total Other Expense

For the nine months ended September 30, 2016, total other expense decreased by $1,908,000 to $2,604,000 as compared to $4,512,000 for the nine months ended September 30, 2015 primarily due to the change in fair value of the warrant derivative liability from an expense of $1,232,000 in 2015 to a gain of $535,000 in 2016. Net interest expense decreased by $141,000 to $3,139,000 as compared to $3,280,000 for the nine months ended September 30, 2015.

Non-cash interest expense decreased by approximately $190,000 compared to the current period as a result of the fact that our January 2015 Private Placement related issuance costs are fully amortized as compared to same period last year. Non-cash interest expense includes the accretion of debt discount and amortization of deferred financing costs related to the Company’s Private Placement transactions. The decrease in non-cash interest is offset by net changes to interest expense of approximately $66,000 which is primarily attributable to the increases in interest payments to investors associated with our Private Placement Notes, increases in other operating leases and notes interest offset by decreases in contingent acquisition debt interest.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. Realization of our deferred tax asset is dependent upon future earnings in specific tax jurisdictions. It is determined that it is more likely than not that the deferred tax asset will be realized in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized income tax expense of $550,000, which is our estimated federal, state and foreign income tax liability for the nine months ended September 30, 2016. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to undistributed foreign earnings and expenses that are not deductible for tax purposes, such as amortization of debt discount, stock based compensation, interest expense on warrants, change in valuation allowance and meals and entertainment expense.

Net Income (Loss)

For the nine months ended September 30, 2016, the Company reported net income of $109,000 as compared to a net loss of $361,000 for the nine months ended September 30, 2015. The primary reason for the increase in net income when compared to prior year was due to the change in fair value of the warrant derivative liability from an expense of $1,232,000 in 2015 to a gain of $535,000 in 2016, offset by a decrease in operating income discussed above and tax expense of $550,000 compared to a tax benefit of $431,000 in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or “Adjusted EBITDA,” decreased 3.2% to $6,420,000 for the nine months ended September 30, 2016 compared to $6,629,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net income (loss) for the nine months ended September 30, 2016 and 2015 is included in the table below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net income (loss)	$109	$(361)
Add
Interest, net	3,139	3,280
Income taxes	550	(431)
Depreciation	1,119	895
Amortization	1,746	1,578
EBITDA	6,663	4,961
Add
Stock based compensation	292	436
Change in the fair value of warrant derivative	(535)	1,232
Adjusted EBITDA	$6,420	$6,629

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2016 we had cash and cash equivalents of approximately $2,012,000 as compared to cash and cash equivalents of $3,875,000 as of December 31, 2015. The decrease in cash was primarily due to inventory purchases, cash for payments of financing activities and cash used for capital expenditures.

Cash Flows

Cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2016 was $1,565,000 as compared to net cash used in operating activities of $556,000 for the nine months ended September 30, 2015. Net cash provided by operating activities consisted of net income of $109,000, net non-cash operating activity of $2,112,000 offset by $656,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $2,865,000 in depreciation and amortization, $292,000 in stock based compensation expense, $270,000 related to the amortization of deferred financing costs associated with our Private Placements, $790,000 related to the amortization of debt discounts, $96,000 amortization of warrant issuance costs and $76,000 in other non-cash items, offset by $535,000 related to the change in the fair value of warrant derivative liability, $557,000 in expenses allocated in profit sharing agreement and $1,185,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in inventory of $1,925,000, changes in accounts receivable of $1,411,000 of which $886,000 related to an increase in our factoring receivable and an increase of $525,000 from trade related receivables, prepaid expenses and other current assets of $502,000, and deferred revenues of $652,000. Increases in working capital primarily related to changes in accounts payable of $293,000, accrued distributor compensation of $401,000, accrued expenses and other liabilities of $2,967,000 and $173,000 related to income tax receivable.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 was $1,026,000, as compared to net cash used in investing activities of $2,339,000 for the nine months ended September 30, 2015. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash used in financing activities. Net cash used in financing activities was $2,228,000 for the nine months ended September 30, 2016, as compared to net cash provided by financing activities of $1,992,000 for the nine months ended September 30, 2015. The decrease in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000 received during the prior year period.

Net cash used in financing activities consisted of $1,131,000 in payments related to the CLR Roasters factoring agreement, $411,000 in payments to reduce notes payable, $708,000 in payments related to contingent acquisition debt, and $36,000 in payments related to the Company’s share repurchase program offset by proceeds from the exercise of stock options and warrants, net, of $39,000 and $19,000 in proceeds from capital lease financing net of payments to reduce capital lease obligations.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months. Though our operations are currently meeting our working capital requirements, during 2014 and 2015 we raised an aggregate of $13,187,500 in cash from the sale of notes in three private placement transactions. We invested the net offering proceeds in our wholly owned subsidiary, CLR Roasters, to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth in our green coffee division.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to out contractual obligations during the nine months ended September 30, 2016 from those described in our Annual Report for the year ended December 31, 2015,

Critical Accounting Policies

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

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to us.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. ASU 2016-17 requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2016, and must be applied prospectively. The Company is currently assessing the impact of this guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance is effective for annual reporting periods beginning after December 15, 2018. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company on January 1, 2018 and the Company has the option to adopt it effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the guidance on identifying performance obligations and the implementation guidance on licensing. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. The Company is currently assessing the impact of this guidance.

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

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the nine months ended September 30, 2016.

Share repurchases activity during the three months ended September 30, 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Three months ended September 30, 2016	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	54,308	$0.29	54,308	11,068,120
August 1, 2016 to August 31, 2016	-	$-	-	11,068,120
September 1, 2016 to September 31, 2016	-	$-	-	11,068,120
Total	54,308	$0.29	54,308

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: November 11, 2016	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2016	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)