Form 10-K
period 2016-12-31
Youngevity International, Inc.
filed 2017-03-30
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the Common Stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s recently completed second quarter, was approximately $31,618,639 based upon the closing stock price reported on the OTCQX Market on June 30, 2016 on that date.

The number of shares of registrant's Common Stock outstanding on March 17, 2017 was 392,704,557.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2016

YOUNGEVITY INTERNATIONAL, INC.
Annual Report (Form 10-K)
For Year Ended December 31, 2016

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

You should refer to Item 1A. “Risk Factors.” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Youngevity,” refer to Youngevity International, Inc. and its subsidiaries.

Item 1. Business

We are a leading omni-direct lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual Main Street of products and services under one corporate entity, Youngevity offers products from the six top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services.

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales, respectively.

Direct Selling Segment - In the direct selling segment we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service based products on a global basis and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors.  Our multiple independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,000 products to support a healthy lifestyle including:

●	Nutritional supplements	●	Gourmet coffee
●	Weight management	●	Skincare and cosmetics
●	Health and wellness	●	Packaged foods
●	Lifestyle products (spa, bath, home and garden)	●	Pet care
●	Digital products including scrap and memory books	●	Telecare health services
●	Apparel and fashion accessories	●	Business lending

Since 2010 we have expanded our operations through a series of acquisitions of the assets of other direct selling companies including their product lines and sales forces, we have substantially expanded our distributor base by merging the companies that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Set forth below is information regarding each of our 2016 and 2015 acquisitions.

Legacy for Life, LLC

Effective September 1, 2016, we acquired certain assets of Legacy for Life, LLC, an Oklahoma based direct sales company and acquired the equity of two wholly owned subsidiaries of Legacy for Life, LLC. Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong) collectively referred to as (“Legacy for Life”). Legacy for Life is a science based direct seller of i26, a product made from the IgY Max formula or hyperimmune whole dried egg, which is the key ingredient in Legacy for Life products. Additionally, we entered into an Ingredient Supply Agreement to market i26 worldwide. The contingent consideration’s estimated fair value at the date of acquisition was $825,000. In addition we agreed to pay $221,000 over a stated term in accordance with the agreement for the net assets of the Taiwan and Hong Kong entities and certain inventories from Legacy for Life.

Nature’s Pearl Corporation

Effective September 1, 2016, we acquired certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) a direct sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. The contingent consideration’s estimated fair value at the date of acquisition was $1,475,000. We paid $200,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price.

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, we acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct sales company that offers nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO brand of products contains CoffeeBerry a fruit extract known for its high level of antioxidant properties. The contingent consideration’s estimated fair value at the date of acquisition was $465,000. We agreed to pay $300,000 for the purchase of certain inventories and assumed liabilities over a stated term in accordance with the agreement, which has been applied against and reduced the maximum aggregate purchase price. We also received additional inventories on a consignment basis.

South Hill Designs Inc.

On January 20, 2016, we acquired certain assets of South Hill Designs Inc., (“South Hill”) a direct sales and proprietary jewelry company that specializes in customized lockets and charms. The purchase price allocation of the intangible assets acquired for South Hill was $839,000 as of December 31, 2016. Additionally, we entered into an Exclusive, Licensing and Source Agreement with two of the founders of South Hill for services and the use of certain intellectual property.

Paws Group, LLC

Effective July 1, 2015, we acquired certain assets of Paws Group, LLC, (“PAWS”) a direct sales company for pet lovers that offers an exclusive pet boutique carrying treats for dogs and cats as well as grooming and bath products.  The purchase price consisted of a maximum aggregate purchase price of $150,000. We paid approximately $61,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price.

Mialisia & Co., LLC

On June 1, 2015, we acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, our distributors and customers obtained access to the unique line of Mialisia’s patent-pending “VersaStyle™” jewelry and the Mialisia distributors and customers obtained access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. We paid approximately $119,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price.

JD Premium LLC

On March 4, 2015, we acquired certain assets of JD Premium, LLC (“JD Premium”) a dietary supplement company. As a result of this business combination, our distributors and customers obtained access to JD Premium’s unique line of products and JD Premium’s distributors and clients obtained access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $500,000. We paid $50,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price.

Sta-Natural, LLC

On February 23, 2015, we acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, our distributors and customers obtained access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients obtained access to products offered by us. The purchase price consisted of a maximum aggregate purchase price of $500,000. We paid $25,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price.

Set forth below is information regarding each of our other acquisitions during 2013 and 2014.

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

Coffee Segment - We engage in the commercial sale of one of our products, our coffee through our subsidiary CLR Roasters, LLC (“CLR”) and its subsidiary.  We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our distributor network.  Our coffee manufacturing division, CLR, was established in 2001 and is a wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers.

Our CLR Miami Roasting facility is 50,000 square foot and is SQF Level 2 certified, which is a stringent food safety auditing process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

In March 2014, we expanded our coffee segment and started our new green coffee business with CLR’s acquisition of Siles Plantation Family Group, which is now a wholly-owned subsidiary of CLR located in Matagalpa, Nicaragua. Siles Plantation Family Group includes “La Pita,” a dry-processing facility on approximately 26 acres of land and “El Paraiso,” a coffee plantation consisting of approximately 500 acres of land and thousands of coffee plants which produces 100 percent Arabica coffee beans that are shade grown, Organic, Rainforest Alliance Certified™ and Fair Trade Certified™.

The plantation and dry-processing facility allows CLR to control the coffee production process from field to cup. The dry-processing plant allows CLR to produce and sell green coffee to major coffee suppliers in the United States and around the world. CLR has engaged a husband and wife team to operate the Siles Plantation Family Group by way of an operating agreement. The agreement provides for the sharing of profits and losses generated by the Siles Plantation Family Group after certain conditions are met. CLR has made substantial improvements to the land and facilities since 2014. The 2017 harvest season started in November 2016 and will continue through April of 2017.

Products

Direct Selling Segment - Youngevity®

We offer more than 5,000 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into six verticals. (Health & Nutrition, Home & Family, Food & Beverage, Spa & Beauty, Apparel & Jewelry, and Services.)

Our flagship Health & Nutrition products include our Healthy Body Start Pak™, which includes Beyond Tangy Tangerine® (a multivitamin/mineral/amino acid supplement), Ultimate EFA Plus™ (an essential fatty acid supplement), and Beyond Osteo-fx™ (a bone and joint health supplement). This product category is continually evaluated and updated where and when necessary.  New products are introduced to take advantage of new opportunities that may become available based on scientific research and or marketing trends.  Beyond Tangy Tangerine® 2.0 was added to the line to offer a second flavor and a non-GMO option to our number one selling product. The Healthy Body Start Pak™ comes in a variety of options and Paks to target specific health concerns or goals.

Our Food & Beverage includes nutrient-rich energy drinks, healthy probiotic chocolates, and organic gourmet coffee. Our Be The Change Coffee is grown and processed at our very own green coffee plantation in the Nicaraguan rainforest. Our flagship Weight Management program is marketed as the Healthy Body Challenge, a program that involves three phases: detoxification, transformation and the healthy lifestyle phase. Each phase includes recommended products. During the transformation phase, we recommend the Ketogenic 30-Day Burst, consisting of the Slender FX™ Keto products to support fat loss. Our Spa & Beauty products include Youngevity® Mineral Makeup™, Botanical Spa and Essential Oils. Our Home and Garden products include our For Tails Only™ line of pet products, Hydrowash™, an environmentally safe cleaner, and Bloomin Minerals™, a line of plant and soil revitalizers.

Our acquisition of Heritage Makers in August of 2013 allowed customers and distributors to create and publish a number of products utilizing their personal photos.  Soon after, we introduced Our Memories For Life, a scrapbooking and memory keeping line of products, and Anthology DIY by Lisa Bearnson, a creative new approach to start-to-finish DIY projects. Heritage Makers account provides ongoing access to Studio, a user friendly, online program, where a person can make one-of-a-kind keepsakes, storybooks, photo gifts and more, using Heritage Makers rich library of digital art and product templates. Products available include Storybooks, Digital Scrapbooking, Cards, and Photo Gifts. The full offering can be viewed at www.heritagemakers.com. Information contained on our websites are not incorporated by reference, and do not form any part of, this Annual Report on Form 10-K. We have included the website address as a factual reference and do not intend it to be an active link to the website.

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

Coffee Segment - CLR

On July 11, 2011, our AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to AL International, Inc. On July 23, 2013 AL International, Inc. changed its name to Youngevity International, Inc.

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

During 2015 CLR invested in the K-Cup® coffee equipment and capabilities and began the production of the K-Cup® line of single-serve coffee products. In addition, we registered our own Y-Cup® trademark for Youngevity identification to expand the business brand name.

CLR’s green coffee business provides for the sale of green coffee beans to other roasters and distributors, primarily from the distribution of coffee beans from Nicaragua.

Our CLR products offered include:

●	100% Colombian Premium Blend;	●	Italian Espresso;
●	House Blend;	●	Decaffeinated Coffee;
●	Dark Roast;	●	Half-caff 50/50 blend Espresso;
●	Donut Shop;	●	Green Coffee Beans;
●	Flavored Coffees;	●	Organic Coffees; and
●	Espresso;	●	Select Water Decaffeinated.

Distribution

Direct Selling Segment - We presently sell products domestically in 50 states and internationally, with operations in the U.S. and currently eight international distribution centers.  For the year ended December 31, 2016 approximately 9% of our sales were derived from sales outside the U.S.  We primarily sell our products to the ultimate consumer through the direct selling channel. Our distributors are required to pay a one-time enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below.

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

We employ certain web enabled systems to increase distributor support, which allows distributors to run their business more efficiently and also allows us to improve our order-processing accuracy.  In many countries, distributors can utilize the internet to manage their business electronically, including order submission, order tracking, payment and two-way communications. In addition, distributors can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training is also available in certain markets, as well as up-to-the-minute news, about us.

In the U.S. and selected other markets, we also market our products through the following consumer websites, below is a list of some of our websites:

● www.youngevity.com	● www.clrroasters.com
● www.ygyi.com	● www.cafelarica.com
● www.youngofficial.com	● www.javalution.com
● www.heritagemakers.com	● www.mialisia.com
● www.mkcollab.com	● www.mybeyondorganic.com

Information contained on our websites are not incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Introducing new distributors and the training of the new distributors are the primary responsibilities of key independent distributors supported by our marketing home office staff. The independent distributors are independent contractors compensated exclusively based on total sales of products achieved by their down-line distributors and customers. Although the independent distributors are not paid a fee for recruiting introducing additional distributors, they have the incentive to recruit onboard additional distributors to increase their opportunities for increasing their total product sales and related sales commissions. Acquisitions of other direct selling businesses and personal contacts, including recommendations from current distributors, and local market advertising constitute the primary means of obtaining new distributors and customers. Distributors also have the opportunity to earn bonuses based on the net sales of products made by distributors they have recruited introduced and trained in addition to discounts earned on their own sales of our products. This program can be unlimited based on the level achieved in accordance with the compensation plan that can change from time to time at our discretion. The primary responsibilities of sales leaders are the prospecting, appointing, training and development of their down-line distributors and customers while maintaining a certain level of their own sales.

Coffee Segment –  Our coffee segment is operated by CLR.  The segment operates a coffee roasting plant and distribution facility located in Miami, Florida.  The 50,000 square foot plant contains two commercial grade roasters and four commercial grade grinders capable of roasting 10 million pounds of coffee annually.  The plant contains a variety of packaging equipment capable of producing two ounce fractional packs, vacuum sealed brick packaging for espresso, various bag packaging configurations ranging from eight ounces up to a five pound bag package, as well as Super Sack packaging that holds bulk coffee up to 1,100 pounds. The coffee segment’s single-serve K-Cup filling equipment is capable of producing 35 million K-Cups annually of our own brands and private label orders.

The versatility of the plant supports a diverse customer base.  The coffee segment is a large supplier to the hospitality market with a great focus on serving the cruise line industry.  A major revenue producing area is the private label market where the company produces coffee for various retailer owned private brands.  The segment supplies coffee and equipment to retirement communities, services the office coffee service segment, and markets through distributors to the convenient store market; CLR also markets its own brands of coffee to various retailers.  Our Company owned brands that are currently on retail shelves includes Café La Rica and the Josie’s Java House of brands.

The coffee segment also includes our green coffee business. CLR sources green coffee from Nicaragua in Central America and sells procured coffee to other coffee distributors. With the addition of the Nicaragua plantation and dry-processing facility we have further expanded our coffee segment with the ability to process green coffee not only for our own use but also provide this service to other coffee growers.

Seasonality and Back Orders

Our business in both the direct selling and coffee segment can experience weaker sales during the summer months; however, based on recent experience, seasonality has not been material to our operating results.  We have not experienced significant back orders.

Promotion and Marketing

Direct Selling Segment -  Sales promotion and sales development activities are directed at assisting distributors through sales aids such as brochures, product samples, demonstration product videos and live training sessions. In order to support the efforts of distributors to reach new customers, specially designed sales aids, promotional pieces, customer flyers, radio and print advertising are used. In addition, we seek to motivate our distributors through the use of special incentive programs that reward superior sales performance. Periodic sales meetings with our independent distributors are conducted by our home office staff. The meetings are designed to keep distributors abreast of product line changes, explain sales techniques and provide recognition for sales performance.

A number of merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure or flyer is published, in which new products are introduced and selected items are offered as special promotions or are given particular prominence in the brochure. A key current priority for our merchandising is to continue the use of pricing and promotional models to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.

Coffee Segment – Sales promotion and sales development primarily take place via the CLR in-house team. CLR works diligently to be sure that CLR is invited to participate in the request for proposal (“RFP”) process that comes up each year on major coffee contracts.  CLR's in-house sales team consists of five people that devote the majority of their time to obtaining new business.  CLR has established a direct store distribution (“DSD”) route that it utilizes to market, promote and ship its Café La Rica and Josie’s Java House brands.  Various promotion strategies and advertisements in retail circulars are utilized to support the brands being marketed through DSD.

Suppliers

We purchase our inventory from multiple third-party suppliers at competitive prices.  For the year ended December 31, 2016 we made purchases from three vendors that individually comprised more than 10% of total purchases and in aggregate approximated 54% of total purchases for the two segments.

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

Sufficient raw materials were available during the year ended December 31, 2016 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed.

Coffee Segment - We currently source green coffee from Nicaragua. We utilize a combination of outside brokers and direct relationships with farms for our supply of green coffee. Outside brokers provide the largest supply of our green coffee. For large contracts, CLR works to negotiate a price lock with its suppliers to protect CLR and its customers from price fluctuations that take place in the commodities market.

We produce green coffee from CLR’s own plantation it acquired in Nicaragua in 2014. We do not believe that CLR is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries.

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

According to the World Federation of Direct Selling Association 2016 annual report, the United States is the world’s largest direct selling market, representing 20% worldwide based on 2015 statistical data. Driving industry growth is the increase in the number of people involved in direct selling, on global level over 103 million people are direct sellers as reported in 2015, an increase of 4.4% from 99 million people in 2014.

In the United States retail sales for the direct selling channel increased 4.8% to $36.1 billion in 2015 from $34.7 billion in 2014. Compounded annual growth rate from 2012-2015 was 4.5%. And on a global level retail sales for the direct selling channel increased 7.7% to $183.7 billion in 2015 from $170.6 billion in 2014. Compounded annual growth rate from 2012-2015 was 7.2%.

The Direct Selling Association (“DSA”) reported in its 2015 Overview sales by major product group in the United States that the fastest growing product was Wellness followed by Services & Other, the two categories alone representing $19 billion in sales in 2015. Top product categories continue to gain market share: home and family care/durables, personal care, jewelry, clothing, leisure/educations. Wellness products include weight-loss products and dietary supplements. Source: 2016 Growth & Outlook Report: U.S. Selling in 2015.

Coffee Selling Industry

According to IBISWorld industry March 2016 reports 51121c. “Coffee Production and Demand in the U.S.”, during the past five years, the coffee production industry fared well, exhibiting revenue growth due to increases in input commodity prices that were passed on to customers. Moreover, in the next five years, the industry is expected to benefit from consumer demand for premium-coffee products. As the world price of coffee is expected to grow, coffee producers are expected to benefit from less volatile input commodity prices, compared with the previous period. As a result, we anticipate that coffee producers will be able to efficiently reflect input commodity pricing in their coffee prices. The strong demand projection comes at a time of squeezed global coffee supplies, which pushed prices to multiyear highs last year following a historic drought in Brazil, the world’s largest grower.

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

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct selling and direct sales companies and through the Internet, and against products sold through the mass market and prestige retail channels. We also face increasing competition in our developing and emerging markets.

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (§3546), which was passed by Congress in December 2006, impose significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell.

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

Product Returns

Our return policy in the direct selling segment provides that customers and distributors may return to us any products purchased within 30 days of their initial order for a full refund. Product damaged during shipment is replaced. Product returns as a percentage of our net sales have been approximately 2% of our monthly net sales over the last two years. Commercial coffee segment sales are only returnable if defective.

Employees

As of March 17, 2017, we had 362 employees worldwide.  We believe that our current personnel are capable of meeting our operating requirements in the near term.  We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts.

Our Corporate History

Youngevity International, Inc., formerly AL International, Inc., founded in 1996, operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia LLC, Youngevity Colombia S.A.S., Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., and Legacy for Life Limited (Hong Kong).

The Company also operates subsidiary branches of Youngevity Global LLC in the Republic of the Philippines, Taiwan Province the People’s Republic of China.

On July 11, 2011, AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to AL International, Inc. In connection with this merger, CLR, which had been a wholly-owned subsidiary of Javalution prior to the merger, continued to be a wholly-owned subsidiary of the Company.  CLR operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers.

Effective July 23, 2013, we changed our name from AL International, Inc. to Youngevity International, Inc.

On February 23, 2017, our Board of Directors and holders of in excess of a majority of our voting stock approved an amendment to our Certificate of Incorporation to effectuate: (i) a reverse stock split (the “Reverse Split”) of the issued and outstanding shares of common stock at a ratio to be determined in the discretion of our board of directors within a range of one share of common stock for every fifteen (15) to twenty-five (25) shares of common stock; (ii) a decrease in the number of shares of (a) common stock authorized from 600,000,000 to 50,000,000 and (b) preferred stock authorized from 100,000,000 to 5,000,000 (the “Decrease”); concurrently with the Reverse Split; and an amendment to our 2012 Stock Option Plan (the “Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant (the “Plan Amendments”).

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

As an emerging growth company we will be subject to reduced public company reporting requirements and are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

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

Additional information about our company is contained at our website, http://www.youngevity.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the Audit Committee and Compensation Committee Our phone number is (619)934-3980 and our facsimile number is (619)934-5009.

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

RISKS RELATING TO OUR BUSINESS

Because we have recently acquired several businesses and significantly increased our investment in our green coffee business, it is difficult to predict to what extent we will be able to maintain or improve our current level of revenues and profitability.

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity® health products. In the last four years, we completed 21 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity health and wellness product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, we continue to expand our coffee business product line with the single-serve K-Cup® manufacturing capabilities and our investment in the green coffee business. It is too early to predict the results of these investments. In addition, since each acquisition involves the addition of new distributors and new products, it is difficult to assess whether initial product sales of any new product acquired will be maintained, and if sales by new distributors will be maintained.

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

A significant portion of our revenue during the year ended December 31, 2016, approximately 50%, was derived from sales of our Beyond Tangy Tangerine line, Osteo-fx line and Ultimate EFA line of products. Any disruption in the supply of the raw materials used for these problems, any negative press associated with these products or manufacture and sale of competitive products, could have a material adverse effect on our business.

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

We are highly dependent upon consumers’ perceptions of the safety, quality, and efficacy of our products, as well as similar products distributed by other companies, including other direct selling companies. Future scientific research or publicity may not be favorable to our industry or any particular product. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our product or any similar products distributed by other companies could have a material adverse impact on us. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. Adverse publicity could also increase our product liability exposure, result in increased regulatory scrutiny and lead to the initiation of private lawsuits.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2017 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct selling and direct sales companies and through the Internet, and against products sold through the mass market and prestige retail channels. We also face increasing competition in our developing and emerging markets.

Within the direct selling channel, we compete on a regional and often country-by-country basis, with our direct selling competitors. There are also a number of direct selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. We compete against large and well-known companies that manufacture and sell broad product lines through various types of retail establishments. Our largest direct sales competitors are Herbalife, Amway, USANA Health Sciences and NuSkin Enterprises. In the energy drink market we compete with companies such as Red Bull, Gatorade and Rock Star. Our beauty, skin care and cosmetic products compete with Avon and Bare Escentuals. In addition, we compete against many other companies that manufacture and sell in narrower product lines sold through retail establishments. This industry is highly competitive and some of our principal competitors in the industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer.  From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

We may be party to litigation at the present time or become party to litigation in the future. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which we may be party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material.

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

For the year ended December 31, 2016 approximately 9% of our sales were derived from sales outside the United States. Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

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

For the year ended December 31, 2016, approximately 9% of our sales were derived from sales outside the United States.  In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Through his voting power, Mr. Stephan Wallach, our Chief Executive Officer and Chairman, has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders, including the election of all of our directors. Mr. Wallach owns and beneficially owns approximately 71.5% of our total equity securities (assuming exercise of the options to purchase common stock held by Mr. Wallach and Michelle Wallach, his wife and Chief Operating Officer and Director). As our Chief Executive Officer, Mr. Wallach has the ability to control our business affairs.

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

Entity	Location	Approximate Square Footage of Facilities	Land in Acres	Own/Lease	Approximate Rent Expense $
Youngevity	Chula Vista, CA	59,000	-	Own (1)	-
Youngevity	Alisio Viejo, CA	3,288	-	Lease	89,000
CLR	Miami, FL	50,110	-	Lease (2)	414,000
Siles Family Group	Matagalpa, Nicaragua	200,000	500	Own (3)	-
Heritage Makers	Orem, UT	9,300	-	Lease	121,000
Youngevity	Auckland, New Zealand	3,570	-	Lease (4)	69,000
Youngevity	Moscow, Russia	1,550	-	Lease	125,000
Youngevity	Singapore	3,222	-	Lease	269,000
Youngevity	Guadalajara, Mexico	1,500	-	Lease	23,000
Youngevity	Manila, Philippines	4,473	-	Lease	6,000
Legacy for Life	Lai Chi Kok Kin, Hong Kong	1,296	-	Lease	17,000
Legacy for Life	Taipei, Taiwan	4,722	-	Lease	7,000

All the Youngevity facilities include office space, warehouse and distribution center.

(1)
Youngevity corporate headquarters. The building is owned by our subsidiary 2400 Boswell, LLC, a limited liability company that we acquired from the step parent of Mr. Wallach, our Chief Executive Officer. On March 15, 2013, we acquired 2400 Boswell, LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over five years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years, interest rate of 5.75%. As of December 31, 2016 the balance on the long-term mortgage was $3,363,000 and the balance on the promissory note was $108,000.
(2)
CLR headquarters, coffee roaster, warehouse, and distribution center.
(3)
CLR Arabica coffee bean plantation and dry-processing facility and mill.
(4)
Includes distribution for Australia.

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed. As of December 31, 2016 we are considering other space needs for operations as our needs grow.

Item 3. Legal Proceedings

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 2013, our common stock has been traded on the QX tier of the OTC Market under the symbol "YGYI".  Previously, our common stock was quoted on the OTC Markets OTC Pink Market system under the symbol “JCOF”. On March 17, 2017, the closing price of our common stock on the OTCQX was $0.26. The range of high and low bid or sales prices for each of the quarters of the fiscal years ended December 31, 2016 and 2015 is presented below:

	2016		2015
	High	Low	High	Low
First Quarter	$0.33	$0.22	$0.27	$0.22
Second Quarter	$0.32	$0.24	$0.41	$0.24
Third Quarter	$0.32	$0.23	$0.39	$0.23
Fourth Quarter	$0.32	$0.26	$0.35	$0.26

Holders

As of the close of business on March 17, 2017, there were 518 holders of record of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We did not pay any dividends in fiscal years ended 2016 or 2015.  We intend to retain future profits, if any, to expand its business. We do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during the year ended December 31, 2016 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Repurchases of Equity Securities

On December 11, 2012, we authorized a share repurchase program to repurchase up to 15 million of our issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, we repurchased a total of 125,708 shares at a weighted-average cost of $0.28 per share in 2016 and 1,344,222 shares at a weighted-average cost of $0.31 per share in 2015.

Share repurchases activity during the three months ended December 31, 2016 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period ending December 31, 2016	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	-	-	-	11,068,120
November 1 to November 30	-	-	-	11,068,120
December 1 to December 31	-	-	-	11,068,120
Total	-	-	-	11,068,120

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

Equity Compensation Plan Information

The 2012 Stock Option Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock have been granted and are currently outstanding.

As of December 31, 2016, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities issued under equity compensation plan	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	33,230,000	0.24	6,300,825
total	33,230,000	$0.24	6,300,825

On February 23, 2017, our board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (the “Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increases the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the plan from 40,000,000 to 80,000,000 shares authorized. The Plan currently provides only for the grant of options; however the Plan amendments will allow for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the Plan. No stock option is exercisable later than ten years after the date it is granted.

Item 6. Selected Financial Data

The following table sets forth historical financial data and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below and previous filings. We have derived the selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our audited financial statements and the related notes.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statements of Operations Data:
Revenues	$162,667	$156,597	$134,043	$85,627	$75,004
Cost of revenues	64,530	63,628	57,718	34,326	31,179
Gross profit	98,137	92,969	76,325	51,301	43,825
Distributor compensation	67,148	63,276	52,646	32,985	30,526
Selling and marketing, general and administrative expense	28,474	24,287	20,310	13,964	13,580
Operating income (loss)	2,515	5,406	3,369	4,352	(281)
Interest expense, net	(4,474)	(4,491)	(2,356)	(1,249)	(90)
Extinguishment loss on debt	-	(1,198)	-	-	-
Change in fair value of warrant derivative liability	1,371	(39)	(15)	-	-
Income (loss) before income taxes	(3,103)	(322)	998	3,103	(368)
Income tax (benefit) provision	(190)	1,384	(4,371)	452	196
Net income (loss)	$(398)	$(1,706)	$5,369	$2,651	$(564)

Other Financial Data
Depreciation and amortization	$3,862	$3,354	$2,686	$2,079	$1,905
Stock based compensation	395	455	534	848	629
Change in fair value of warrant derivative liability	(1,371)	39	15	-	-
Extinguishment loss on debt	-	1,198	-	-	-
Adjusted EBITDA (1)	6,772	9,215	6,589	7,279	3,170

Balance Sheet Data
Cash and cash equivalents	$869	$3,875	$2,997	$4,320	$3,025
Inventory	21,492	17,977	11,783	5,973	4,675
Total assets	66,008	61,329	55,732	34,853	24,907
Stockholders’ Equity	18,998	18,881	18,589	11,499	9,879

Weighted average shares outstanding, diluted	392,641,735	392,075,608	389,795,108	391,953,473	387,392,118

(1) Adjusted EBITDA is a non-GAAP financial measure.  We calculate Adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, stock based compensation expense, change in the fair value of warrant derivative and non-cash impairment loss and debt extinguishment gain or loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.  Management believes that Adjusted EBITDA, when viewed with our results under GAAP, provides useful information about our period-over-period growth. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the years ended December 31, 2016 and 2015, we derived approximately 89% of our revenue from direct sales and approximately 11% of our revenue from our commercial coffee sales, respectively.

In the direct selling segment we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee.  We own a traditional coffee roasting business, CLR that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

During the year ended December 31, 2016, we derived approximately 91% of our revenues from sales within the United States.

Recent Events

New Acquisitions

Effective March 1, 2017, we acquired certain assets of Bellavita Group, LLC a direct sales company and producer of health and beauty products primarily in the Asian market and Ricolife, LLC a direct sales company and producer of teas with health benefits contained within its tea formulas.

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

The November 2015 Notes bear interest at a rate of eight percent (8%) per annum.  We have the right to prepay the November 2015 Notes at any time after the one year anniversary date of the issuance of the November 2015 Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest.  The November 2015 Notes rank senior to all of our debt other than certain debt owed to Wells Fargo Bank, Crestmark Bank, the investors in our prior private placements, a mortgage on property, and any refinancing’s thereof.  We and CLR, have provided collateral to secure the repayment of the November 2015 Notes and have pledged our assets (which liens are junior to CLR’s line of credit and equipment lease and junior to the rights of note holders in our prior financings but senior to all of their other obligations), all subject to the terms and conditions of a security agreement among us, CLR and the investors.  Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the November 2015 Notes, subject to the terms of a Guaranty executed by him with the investors. In addition, Mr. Wallach has agreed not to sell, transfer or pledge the 30 million shares of the Common Stock that are currently pledged as collateral to a previous financing so long as his personal guaranty is in effect.

The November 2015 Warrants contain cashless exercise provisions in the event a registration statement registering the Common Stock underlying the November 2015 Warrants has not been declared effective by the Securities and Exchange Commission by specified dates and customary anti-dilution protection and registration rights.  The November 2015 Warrants issued to investors expire sixty (60) months from the date of issuance and have an exercise price of $0.45 per share. The November 2015 Warrants issued to the placement agent and its designees are exercisable for 958,333 shares of Common Stock that expire in sixty (60) months from the date of issuance and, have an exercise price of $0.45 per share and 2,053,571 shares of Common Stock that expire in thirty-six (36) months from issuance and have an exercise price of $0.35 per share.

The offering proceeds were invested in our wholly owned subsidiary, CLR to fund working capital for its Nicaragua plantation and for the purchase of green coffee to accelerate the growth on its green coffee division.

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

In January 2015, we raised aggregate gross proceeds of $5,250,000 (the “January 2015 Offering”) when we entered into note purchase agreements with three (3) accredited investors pursuant to which we sold 52.5 units, each unit consisting of a one (1) year secured note (the “January 2015 Note”) in the aggregate principal amount of $100,000 and 30,000 shares of Common Stock.  We used the net offering proceeds from the January 2015 Offering for CLR to fund the purchase of Nicaragua green coffee to be sold under the terms of a letter of intent for sourcing and supply. The January 2015 Notes bear interest at a rate of eight percent (8%) per annum.  We have the right to prepay the January 2015 Notes at any time at a rate equal to 100% of the then outstanding principal balance and accrued interest.  The January 2015 Notes rank pari passu to all other notes of ours other than certain outstanding senior debt.  CLR has provided collateral to secure the repayment of the January 2015 Notes and has pledged the Nicaragua green coffee beans acquired with the proceeds, the contract rights under the letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s line of credit and equipment lease but senior to all of its other obligations), all subject to the terms and conditions of a security agreement among us, CLR and the investors.  Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the January 2015 Notes, subject to the terms of a Guaranty executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 30 million shares of the Common Stock that he owns so long as his personal guaranty is in effect. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000 and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Offering and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of the January 2015 Notes as December 31, 2015 was $250,000 and was paid in January 2016.

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

Results of Operations

The comparative financials discussed below show the consolidated financial statements of Youngevity International, Inc. as of and for the years ended December 31, 2016 and 2015.

Year ended December 31, 2016 compared to year ended December 31, 2015

Revenues

For the year ended December 31, 2016, our revenue increased 3.9% to $162,667,000 as compared to $156,597,000 for the year ended December 31, 2015.  During the year ended December 31, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales. Direct selling segment revenues increased by $6,491,000 or 4.7% to $145,418,000 as compared to the year ended December 31, 2015. This increase was primarily attributed to additional revenues of $9,602,000 derived from the Company’s new acquisitions, offset by a decrease of $3,111,000 in revenues from existing business. For the year ended December 31, 2016, commercial coffee segment revenues decreased by $421,000 or 2.4% to $17,249,000 as compared to the year ended December 31, 2015. This decrease was primarily attributed to a decrease in our roaster business due to a strategic shift in the segment’s business model to focus more effort on Company owned brands and forego its lower margin bulk coffee processing business, partially offset by an increase in green coffee sales as a result of increases in green coffee prices.

The following table summarizes our revenue in thousands by segment:

	For the years ended December 31,		Percentage
Segment Revenues	2016	2015	change
Direct selling	$145,418	$138,927	4.7%
Commercial coffee	17,249	17,670	(2.4)%
Total	$162,667	$156,597	3.9%

Cost of Revenues

For the year ended December 31, 2016, overall cost of revenues increased approximately 1.4% to $64,530,000 as compared to $63,628,000 for the year ended December 31, 2015. The direct selling segment cost of revenues increased 6.4% as a result of cost related to the increase in sales, an increase in product royalties and labor costs, partially offset by a decrease in shipping costs. For the year ended December 31, 2016, the cost of revenues of the commercial coffee segment decreased 10.8% when compared to the same period last year. This was attributable to decreases in sales related to the roaster business and lower green coffee costs as a result of the Company’s ability to procure green coffee at lower costs from its plantation and other suppliers in Nicaragua.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the year ended December 31, 2016, gross profit increased approximately 5.6% to $98,137,000 as compared to $92,969,000 for the year ended December 31, 2015. Gross profit in the direct selling segment increased by 3.9% to $97,219,000 from $93,613,000 in the prior year as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.5% to 66.9% for the year ended December 31, 2016, compared with the same period last year. Gross profit in the commercial coffee segment increased to $918,000, compared to a loss of $644,000 in the prior year. The improvement in gross profit percentage in the commercial coffee segment was primarily due to improved margins in green coffee business as a result of more favorable pricing structure, the ability to procure coffee at lower costs from the Company’s plantation and other suppliers in Nicaragua, increased K-Cup® revenues in the current year, which carry higher margins and a strategic initiative to focus more on marketing CLR Roasters company-owned brands which yield higher gross margins and the decrease in the certain fixed costs associated with the setup of the K-Cup business when compared to 2015. Gross profit as a percentage of revenues in the commercial coffee segment increased by approximately 9.0% to 5.3% for the year ended December 31, 2016, compared with the same period last year. Overall gross profit as a percentage of revenues increased to 60.3%, compared to 59.4% in the prior year. Below is a table of gross profit percentages by segment:

	For the years ended December 31,		Percentage
Segment Gross Profit (Loss)	2016	2015	change
Direct selling	$97,219	$93,613	3.9%
Gross Profit % of Revenues	66.9%	67.4%	(0.5)%
Commercial coffee	918	(644)	243.5%
Gross Profit % of Revenues	5.3%	(3.6)%	9.0%
Total	$98,137	$92,969	5.6%
Gross Profit % of Revenues	60.3%	59.4%	0.9%

Operating Expenses

For the year ended December 31, 2016, our operating expenses increased approximately 9.2% to $95,622,000 as compared to $87,563,000 for the year ended December 31, 2015. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the year ended December 31, 2016, distributor compensation increased 6.1% to $67,148,000 from $63,276,000 for the year ended December 31, 2015. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues increased to 46.2% for the year ended December 31, 2016 as compared to 45.5% for the year ended December 31, 2015. This increase was primarily attributable to added incentive payouts and higher level achievements by distributors.

For the year ended December 31, 2016, the sales and marketing expense increased 26.8% to $10,413,000 from $8,212,000 for the year ended December 31, 2015 primarily due to increases in marketing and customer service staff direct labor and benefits costs, product marketing costs, convention costs and distributor events costs.

For the year ended December 31, 2016, the general and administrative expense increased 12.4% to $18,061,000 from $16,075,000 for the year ended December 31, 2015 primarily due to increases in costs related to the international expansion, employee labor and benefits costs, consulting fees, amortization costs, computer and internet related costs, travel costs, offset primarily by a decrease in non-cash expense of $253,000 as compared to last year related to warrant modification expense recognized during the year ended December 31, 2015. In addition, the contingent liability revaluation resulted in a benefit of $1,462,000 for the year ended December 31, 2016 compared to a benefit of $446,000 for the year ended December 31, 2015.

Operating Income

For the year ended December 31, 2016, operating income decreased approximately 53.5% to $2,515,000 as compared to $5,406,000 for the year ended December 31, 2015. This was primarily due to the increase in sales and marketing costs discussed above. Operating income as a percentage of revenues decreased to 1.5%, for the year ended December 31, 2016 compared to 3.5% for the year ended December 31, 2015.

Total Other Expense

For the year ended December 31, 2016, total other expense decreased by $2,625,000 to $3,103,000 as compared to $5,728,000 for the year ended December 31, 2015. Total other expense is primarily net interest expense of $4,474,000 and the change in the fair value of warrant derivative of $1,371,000.

Net interest expense decreased by $17,000 for the year ended December 31, 2016 to $4,474,000 as compared to $4,491,000 in 2015. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with the 2014 and 2015 Private Placement transactions and related non-cash amortization costs of $1,438,000 and other non-cash costs of $129,000.

The Company recorded a non-cash extinguishment loss on debt of $1,198,000 for the year ended December 31, 2015 as a result of the repayment of $5,000,000 in Notes Payable to one of the investors from the January 2015 Private Placement through issuance of a new November 2015 Note Payable. This loss represents the difference between the reacquisition value of the new debt to the holder of the note and the carrying amount of the holder’s extinguished debt (see Note 5, to the consolidated financial statements.)

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

The extinguishment loss on debt and warrant liability revaluations has not had a cash impact on our working capital, liquidity or business operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The valuation allowance increased approximately $183,000 for the year ended December 31, 2016 and increased approximately $161,000 for the year ended December 31, 2015.We have recognized an income tax benefit of $190,000, which is our estimated federal, state and foreign income tax liability for the year ended December 31, 2016. The current effective tax rate is 32.3% compared to the Federal statutory tax rate of 35.0%.

Net Loss

For the year ended December 31, 2016, the Company reported a net loss of $398,000 as compared to a net loss of $1,706,000 for the year ended December 31, 2015. The primary reason for the decrease in net loss when compared to prior year was due to the decrease in income tax provision from $1,384,000 in tax provision in 2015 to a tax benefit of $190,000 in 2016, offset by an increase in net loss before income taxes from $322,000 in 2015 to $588,000 in net loss before income taxes in 2016.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative or "Adjusted EBITDA," decreased 26.5% to $6,772,000 for the year ended December 31, 2016 compared to $9,215,000 in the same period for the prior year.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period changes. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

Adjusted EBITDA is a non-GAAP financial measure.  We calculate adjusted EBITDA by taking net income (loss), and adding back the expenses related to interest, income taxes, depreciation, amortization, stock based compensation expense, change in the fair value of the warrant derivative, non-cash impairment loss and debt extinguishment gain or loss, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the years ended December 31, 2016 and 2015 is included in the table below (in thousands):

	Years Ended
	December 31,
	2016	2015
Net loss	$(398)	$(1,706)
Add
Interest, net	4,474	4,491
Income taxes	(190)	1,384
Depreciation	1,518	1,242
Amortization	2,344	2,112
EBITDA	7,748	7,523
Add
Stock based compensation	395	455
Change in the fair value of warrant derivative	(1,371)	39
Extinguishment loss on debt	-	1,198
Adjusted EBITDA	$6,772	$9,215

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2016 we had cash and cash equivalents of approximately $869,000 as compared to cash and cash equivalents of $3,875,000 as of December 31, 2015. The decrease in cash was primarily due to inventory purchases, cash for payments of financing activities and cash used for capital expenditures.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2016 was $161,000 as compared to net cash provided by operating activities of $1,367,000 for the year ended December 31, 2015. Net cash used in operating activities consisted of net loss of $398,000, net non-cash operating activity of $2,030,000 offset by $1,793,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $3,862,000 in depreciation and amortization, $395,000 in stock based compensation expense, $360,000 related to the amortization of deferred financing costs associated with our Private Placements, $1,053,000 related to the amortization of debt discounts, $128,000 related to the amortization of warrant issuance costs and $88,000 in other non-cash items, offset by $1,371,000 related to the change in the fair value of warrant derivative liability, $325,000 related to deferred income taxes, $698,000 in expenses allocated in profit sharing agreement and $1,462,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in inventory of $3,515,000, changes in accounts receivable of $525,000 of which $522,000 related to an increase in our factoring receivable and an increase of $3,000 from trade related receivables, prepaid expenses and other current assets of $733,000, accrued distributor compensation of $60,000, deferred revenues of $710,000 and income tax receivable of $138,000. Increases in working capital primarily related to changes in accrued expenses and other liabilities of $2,729,000, and accounts payable of $1,159,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2016 was $1,445,000, as compared to net cash used in investing activities of $3,230,000 for the year ended December 31, 2015. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash used in financing activities. Net cash used in financing activities was $1,508,000 for the year ended December 31, 2016 as compared to net cash provided by financing activities of $2,792,000 for the year ended December 31, 2015. The decrease in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000 received during the prior year period.

Net cash used in financing activities consisted of $833,000 in payments related to the CLR Roasters factoring agreement, $453,000 in payments to reduce notes payable, $773,000 in payments related to contingent acquisition debt, and $36,000 in payments related to our share repurchase program offset by proceeds from the exercise of stock options and warrants, net, of $30,000 and $557,000 in proceeds from capital lease financing net of payments to reduce capital lease obligations.

Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2016 (in thousands):

		Current	Long-Term
Contractual Obligations*	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases	$4,578	$1,138	$930	$634	$557	$571	$748
Capital Leases	2,678	984	972	604	90	28	-
Purchase Obligations	1,164	1,164	-	-	-	-	-
Convertible Notes Payable, “July 2014 Private Placement”(*)	4,750	-	-	4,750	-	-	-
Convertible Notes Payable, “November 2015 Private Placement” (*)	7,188	-	7,188	-	-	-	-
Notes Payable, Operating	4,650	220	162	141	143	108	3,876
Contingent Acquisition Debt	8,001	628	719	694	814	382	4,764
Total	$33,009	$4,134	$9,971	$6,823	$1,604	$1,089	$9,388

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

The “Notes Payable, Operating” relates primarily to our note and mortgage on our corporate office property 2400 Boswell building. On March 15, 2013, we acquired 2400 Boswell for approximately $4.6 million dollars.  2400 Boswell LLC is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and have an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2016 the balance on the long-term mortgage was $3,363,000 and the balance on the promissory note was $108,000, both of which are included in notes payable.

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

In connection with our 2011 acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building previously housing our New Hampshire operations.  The balance of the mortgages is approximately $1,806,000 as of December 31, 2016.

Factoring Agreement

We have a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Effective May 1, 2016, the Company entered into a third amendment to the factoring agreement (“Agreement”). Under the terms of the Agreement, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals will be provided by Crestmark and there will be no new credit-approved receivables. The changes to the Agreement include expanding the factoring facility to include borrowings to be advanced against acceptable eligible inventory up to 50% of landed cost of finished goods inventory and meeting certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrues on the outstanding balance and a factoring commission is charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and is recorded as interest expense. In addition the Company and the Company’s CEO Mr. Wallach have entered into a Guaranty and Security Agreement with Crestmark Bank if in the event that CLR were to default. This Agreement continues in full force and is effective until February 1, 2019.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $1,078,000 and $556,000 as of December 31, 2016 and December 31, 2015, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $1,290,000 and $457,000 as of December 31, 2016 and December 31, 2015, respectively, and is included in other current liabilities, net on the consolidated balance sheets.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months.

Though our operations are currently meeting our working capital requirements, if we experience an adverse operating environment or unusual capital expenditure requirements, or if we continue our expansion internationally or through acquisitions, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2016.

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
Chula Vista, California

We have audited the accompanying consolidated balance sheets of Youngevity International, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Youngevity International, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 30, 2017

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$869	$3,875
Accounts receivable, due from factoring company	1,078	556
Trade accounts receivable, net	1,071	1,068
Income tax receivable	311	173
Deferred tax assets, net current	565	711
Inventory	21,492	17,977
Prepaid expenses and other current assets	3,087	2,412
Total current assets	28,473	26,772

Property and equipment, net	14,006	12,699
Deferred tax assets, long-term	2,292	1,821
Intangible assets, net	14,914	13,714
Goodwill	6,323	6,323
Total assets	$66,008	$61,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,174	$7,015
Accrued distributor compensation	4,163	4,223
Accrued expenses	3,701	3,605
Deferred revenues	1,870	2,580
Other current liabilities	2,389	577
Capital lease payable, current portion	821	111
Notes payable, current portion	219	456
Warrant derivative liability	3,345	4,716
Contingent acquisition debt, current portion	628	264
Total current liabilities	25,310	23,547

Capital lease payable, net of current portion	1,569	294
Notes payable, net of current portion	4,431	4,647
Convertible notes payable, net of debt discount	8,327	6,786
Contingent acquisition debt, net of current portion	7,373	7,174
Total liabilities	47,010	42,448

Commitments and contingencies, Note 9

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at December 31, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,698,557 and 392,583,015 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	393	393
Additional paid-in capital	169,839	169,432
Accumulated deficit	(151,016)	(150,618)
Accumulated other comprehensive loss	(218)	(326)
Total stockholders’ equity	18,998	18,881
Total Liabilities and Stockholders’ Equity	$66,008	$61,329

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015

Revenues	$162,667	$156,597
Cost of revenues	64,530	63,628
Gross profit	98,137	92,969
Operating expenses
Distributor compensation	67,148	63,276
Sales and marketing	10,413	8,212
General and administrative	18,061	16,075
Total operating expenses	95,622	87,563
Operating income	2,515	5,406
Interest expense, net	(4,474)	(4,491)
Extinguishment loss on debt	-	(1,198)
Change in fair value of warrant derivative liability	1,371	(39)
Total other expense	(3,103)	(5,728)
Loss before income taxes	(588)	(322)
Income tax (benefit) provision	(190)	1,384
Net loss	(398)	(1,706)
Preferred stock dividends	(12)	(12)
Net loss available to common stockholders	$(410)	$(1,718)

Net loss per share, basic	$0.00	$0.00
Net loss per share, diluted	$0.00	$0.00

Weighted average shares outstanding, basic	392,641,735	392,075,608
Weighted average shares outstanding, diluted	392,641,735	392,075,608

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2016	2015

Net loss	$(398)	$(1,706)
Foreign currency translation	108	(51)
Total other comprehensive income (loss)	108	(51)
Comprehensive loss	$(290)	$(1,757)

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Beginning Balance at December 31, 2014	161,135	$-	390,301,312	$390	$167,386	$(275)	$(148,912)	$18,589
Net loss	-	-	-	-	-	-	(1,706)	(1,706)
Foreign currency
translation adjustment	-	-	-	-	-	(51)	-	(51)
Beneficial conversion feature of convertible notes payable, net of tax	-	-	-	-	402	-	-	402
Issuance of common stock pursuant to Notes Payable	-	-	2,450,000	2	585	-	-	587
Issuance of warrants pursuant to Convertible Notes Payable debt financing	-	-	-	-	384	-	-	384
Issuance of common stock pursuant to the exercise of warrants	-	-	806,250	1	201	-	-	202
Issuance of common stock pursuant to the exercise of stock options	-	-	369,675	-	70	-	-	70
Repurchase of common stock	-	-	(1,344,222)	-	(426)	-	-	(426)
Dividends on preferred stock	-	-	-	-	(12)	-	-	(12)
Warrant modification expense	-	-	-	-	779	-	-	779
Stock based compensation expense	-	-	-	-	455	-	-	455

Balance at December 31, 2015	161,135	$-	392,583,015	$393	$169,432	$(326)	$(150,618)	$18,881

Net loss	-	-	-	-	-	-	(398)	(398)
Foreign currency translation adjustment	-	-	-	-	-	108	-	108
Issuance of common stock pursuant to the exercise of warrants	-	-	39,250	-	10	-	-	10
Issuance of common stock pursuant to the exercise of stock options	-	-	102,000	-	20	-	-	20
Issuance of common stock for services	-	-	100,000	-	30	-	-	30
Repurchase of common stock	-	-	(125,708)	-	(36)	-	-	(36)
Dividends on preferred stock	-	-	-	-	(12)	-	-	(12)
Stock based compensation expense	-	-	-	-	395	-	-	395

Balance at December 31, 2016	161,135	$-	392,698,557	$393	$169,839	$(218)	$(151,016)	$18,998

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands, except share amounts)

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(398)	$(1,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,862	3,354
Stock based compensation expense	395	455
Warrant modification expense	-	253
Amortization of deferred financing costs	360	899
Amortization of prepaid advisory fees	58	20
Stock issuance for services	30	-
Change in fair value of warrant derivative liability	(1,371)	39
Amortization of debt discount	1,053	967
Amortization of warrant issuance costs	128	21
Expenses allocated in profit sharing agreement	(698)	(528)
Change in fair value of contingent acquisition debt	(1,462)	(446)
Extinguishment loss on debt	-	1,198
Deferred income taxes	(325)	1,409
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(525)	168
Inventory	(3,515)	(6,194)
Prepaid expenses and other current assets	(733)	885
Accounts payable	1,159	1,608
Accrued distributor compensation	(60)	46
Deferred revenues	(710)	(2,495)
Accrued expenses and other liabilities	2,729	1,278
Income taxes receivable	(138)	136
Net Cash (Used In) Provided by Operating Activities	(161)	1,367

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(48)	(32)
Purchases of property and equipment	(1,397)	(3,198)
Net Cash Used in Investing Activities	(1,445)	(3,230)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	-	5,080
Proceeds from issuance of convertible notes payable, net	-	2,383
Proceeds from the exercise of stock options and warrants, net	30	272
(Payments) proceeds to factoring company	(833)	82
Payments of notes payable, net	(453)	(1,214)
Payments of contingent acquisition debt	(773)	(3,338)
Proceeds (payments) of capital leases	557	(47)
Repurchase of common stock	(36)	(426)
Net Cash (Used In) Provided by Financing Activities	(1,508)	2,792
Foreign Currency Effect on Cash and Cash Equivalents	108	(51)
Net (decrease) increase in cash and cash equivalents	(3,006)	878
Cash and Cash Equivalents, Beginning of Period	3,875	2,997
Cash and Cash Equivalents, End of Period	$869	$3,875

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,966	$2,127
Income taxes	$181	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases and accounts payable agreements	$1,582	$429
Common stock issued in connection with financing	$-	$587
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 2 for non-cash activity)	$3,604	$1,136

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
December 31, 2016 and 2015

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A., located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., and Legacy for Life Limited (Hong Kong).

The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

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

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of Accounting Standards Update (“ASU”) 2015-03 and ASU 2015-15, pertaining to the presentation of debt issuance costs with retrospective application effective January 1, 2016. This resulted in a reclassification from prepaid expenses and other assets to convertible notes payable, net of debt discount. Refer below to “Recently Issued Accounting Pronouncements” below and Note 5 to the consolidated financial statements for further details. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss). The adoption of ASU No. 2015-03 resulted in a reclassification of unamortized debt issuance costs of $1,456,000 from an asset to a liability classification on the Company’s consolidated financial statements as of December 31, 2015.

Segment Information

The Company has two reporting segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the twelve months ended December 31, 2016 and 2015, we derived approximately 89% of our revenue from our direct sales segment and approximately 11% of our revenue from our commercial coffee sales segment, respectively.

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

Liquidity

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months as of March 30, 2017.

Though our operations are currently meeting our working capital requirements, if we experience an adverse operating environment or unusual capital expenditure requirements, or if we continue our expansion internationally or through acquisitions, additional financing may be required. No assurance can be given, however, that additional financing, if required, would be available on favorable terms. We might also require or seek additional financing for the purpose of expanding into new markets, growing our existing markets, or for other reasons. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors including past experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful. Certain accounts receivable are financed as part of a factoring agreement. During the fourth quarter of fiscal 2016, the Company recorded a $10,000 allowance towards outstanding receivables associated with CLR. There was no allowance for doubtful accounts recorded as of December 31, 2015.

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

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Finished goods	$11,550	$9,893
Raw materials	11,006	8,970
Total inventory	22,556	18,863
Reserve for excess and obsolete	(1,064)	(886)
Inventory, net	$21,492	$17,977

A summary of the reserve for obsolete and excess inventory is as follows (in thousands):

	December 31,
	2016	2015
Balance as of December 31, 2015	$(886)	$(478)
Addition to provision	(1,564)	(1,114)
Write-off of inventory	1,386	706
Balance as of December 31, 2016	$(1,064)	$(886)

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Deferred Issuance Costs

Deferred issuance costs and debt discounts of approximately $3,611,000 and $5,152,000, as of December 31, 2016 and 2015, respectively, associated with our 2015 and 2014 Private Placement transactions are included with convertible notes payable on the Company's consolidated balance sheets.  Deferred issuance costs related to our offerings are amortized over the life of the notes and are amortized as issuance costs to interest expense. See Note 5, below.

Warrant Issuance Costs

As of December 31, 2016 and 2015, warrant issuance costs associated with our November 2015 Private Placement include the fair value of the warrants issues of approximately $235,000 and $384,000 respectively, and is included with convertible notes payable, net of debt discounts on the Company's consolidated balance sheets. The warrant issuance costs related to this offering are being amortized over the life of the convertible notes and are amortized as issuance costs to interest expense. See note 5, below.

Plantation Costs

The Company’s commercial coffee segment CLR includes the results of the Siles Plantation Family Group (“Siles”), which is a 500 acre coffee plantation and a dry-processing facility located on 26 acres both located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles.  In accordance with US generally accepted accounting principles (“GAAP”), plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year, and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the consolidated balance sheets. Once the harvest is complete, the harvest cost is then recognized as the inventory value.

Costs associated with the 2017 and 2016 harvest as of December 31, 2016 and 2015 total approximately $452,000 and $350,000, respectively and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s consolidated balance sheet.

Inventory related to our previously harvested coffee in Nicaragua as of December 31, 2016 is $112,000 and as of December 31, 2015 was $192,000.

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

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred as of December 31, 2016 or 2015.

Property and equipment consist of the following (in thousands):
	December 31,
	2016	2015
Building	$3,873	$2,930
Leasehold improvements	2,532	2,302
Land	2,544	2,544
Land improvements	602	602
Producing coffee trees	553	553
Manufacturing equipment	4,570	4,344
Furniture and other equipment	1,580	1,417
Computer software	1,236	1,100
Computer equipment	699	663
Vehicles	103	103
Construction in process	1,859	799
	20,151	17,357
Accumulated depreciation	(6,145)	(4,658)
Total property and equipment	$14,006	$12,699

Depreciation expense totaled approximately $1,518,000 and $1,242,000 for the years ended December 31, 2016 and 2015, respectively.

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

Intangible assets consist of the following (in thousands):

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$12,930	$7,162	$5,768	$11,173	$6,086	$5,087
Trademarks and tradenames	5,394	815	4,579	4,666	537	4,129
Customer relationships	7,846	3,642	4,204	6,787	2,751	4,036
Internally developed software	720	357	363	720	258	462
Intangible assets	$26,890	$11,976	$14,914	$23,346	$9,632	$13,714

Amortization expense related to intangible assets was approximately $2,344,000 and $2,112,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future expected amortization expense related to definite lived intangible assets for the next five years is as follows (in thousands):

Years ending December 31,
2017	$2,471
2018	2,096
2019	1,502
2020	1,413
2021	1,336

As of December 31, 2016, the weighted-average remaining amortization period for intangibles assets was approximately 5.18 years.

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

The Company has determined that no impairment occurred for its definite and indefinite lived intangible assets for the years ended December 31, 2016 and 2015.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of December 31, 2016 and December 31, 2015 was $6,323,000.

The Company has determined that no impairment of its goodwill occurred for the years ended December 31, 2016 and 2015.

Goodwill activity for the years ended December 31, 2016 and 2015 by reportable segment consists of the following (in thousands):

	Direct selling	Commercial coffee	Total
Balance at December 31, 2014	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2015	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2016	$3,009	$3,314	$6,323

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of December 31, 2016 and December 31, 2015, the balance in deferred revenues was approximately $1,870,000 and $2,580,000 respectively, of which the portion attributable to Heritage Makers was approximately $1,662,000 and $2,485,000, respectively. The remaining balance of approximately $208,000 and $95,000 as of December 31, 2016 and 2015, related primarily to the Company’s 2017 and 2016 conventions whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur, respectively.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of December 31, 2016 and 2015, the balance in deferred costs was approximately $415,000 and $967,000 respectively, and was included in prepaid expenses and current assets.

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

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales. Shipping expense was approximately $9,927,000 and $10,394,000 for the years ended December 31, 2016 and 2015, respectively.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock, based on the average stock price for each period using the treasury stock method. Since the Company incurred a loss for the year ended December 31, 2016 and 2015, therefore 105,647,443 and 99,625,809 common share equivalents including potential convertible shares of common stock associated with the Company's convertible notes, were not included in the weighted-average calculations for each respective year since their effect would have been anti-dilutive.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using each foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for 2016 and 2015.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, the only items are the foreign currency translation and net income (loss).

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU will be effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. The Company is currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases. The Company does not believe the adoption of the new standard will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance has been applied on a retrospective basis on the Company’s consolidated financial statements as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company evaluated the impact of this new standard and concluded as of December 31, 2016 that the adoption of this new standard did not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2.  Acquisitions and Business Combinations

During 2016 and 2015, the Company entered into eight acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

2016 Acquisitions

Legacy for Life, LLC

On August 18, 2016, with an effective date of September 1, 2016 the Company entered into an agreement to acquire certain assets of Legacy for Life, LLC, an Oklahoma based direct sales company and entered into an agreement to acquire the equity of two wholly owned subsidiaries of Legacy for Life, LLC; Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong) collectively referred to as (“Legacy for Life”).

Legacy for Life is a science-based direct seller of i26, a product made from the IgY Max formula or hyperimmune whole dried egg, which is the key ingredient in Legacy for Life products. Additionally, the Company has entered into an Ingredient Supply Agreement to market i26 worldwide. IgY Max promotes healthy gut flora and healthy digestion and was created by exposing a specially selected flock of chickens to natural elements from the human world, whereby the chickens develop immunity to these elements. In a highly patented process, these special eggs are harvested as a whole food and are processed as a whole food into i26 egg powder, an all-natural product. Nothing is added to the egg nor does any chemical extraction take place.

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

The revenue impact from the Legacy for Life acquisition, included in the consolidated statement of operations for the year ended December 31, 2016 was approximately $507,000.

The pro-forma effect assuming the business combination with Legacy for Life discussed above had occurred at the beginning of the current period is not presented as the information was not available.

Nature’s Pearl Corporation

On August 1, 2016, the Company entered into an agreement to acquire certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) with an effective date of September 1, 2016. Nature’s Pearl is a direct sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. As a result of this acquisition, the Company’s distributors and customers have access to the unique line of Nature’s Pearl products and Nature’s Pearl distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Nature’s Pearl distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Nature’s Pearl products until the earlier of the date that is ten (10) years from the closing date or such time as the Company has paid to Nature’s Pearl aggregate cash payments of Nature’s Pearl distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The Company paid approximately $200,000 for certain inventories, which payment was applied against the maximum aggregate purchase price.

The contingent consideration’s estimated fair value of the acquisition was $1,475,000 and was determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values and have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Nature’s Pearl is as follows (in thousands):

Distributor organization	$825
Customer-related intangible	400
Trademarks and trade name	250
Total purchase price	$1,475

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

The revenue impact from the Nature’s Pearl acquisition, included in the consolidated statement of operations for the year ended December 31, 2016 was approximately $1,488,000.

The pro-forma effect assuming the business combination with Nature’s Pearl discussed above had occurred at the beginning of the current period is not presented as the information was not available.

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, the Company acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct sales company that produces nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO brand of products contains CoffeeBerry a fruit extract known for its high level of antioxidant properties. As a result of this business combination, the Company’s distributors and customers have access to the unique line of the Renew products and Renew distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Renew distributor revenue derived from sales of the Company’s products and royalty payments until the earlier of the date that is twelve (12) years from the closing date or such time as the Company agreed to pay to Renew, aggregate cash payments of Renew distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. The Company agreed to pay approximately $300,000 for certain inventories and assumed liabilities, which payment was applied to the maximum aggregate purchase price. The Company also received inventories on a consignment basis.

The contingent consideration’s estimated fair value of acquisition was $465,000 and was determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values and have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation for Renew is as follows (in thousands):

Distributor organization	$200
Customer-related intangible	155
Trademarks and trade name	110
Total purchase price	$465

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

The revenue impact from the Renew acquisition, included in the consolidated statement of operations for the year ended December 31, 2016 was approximately $432,000.

The pro-forma effect assuming the business combination with Renew discussed above had occurred at the beginning of the current period is not presented as the information was not available.

South Hill Designs Inc.

In January 2016, the Company acquired certain assets of South Hill Designs Inc., (“South Hill”) a direct sales and proprietary jewelry company that sells customized lockets and charms. As a result of this business combination the Company’s distributors have access to South Hill’s customized products and the South Hill distributors and customers have gained access to products offered by the Company.

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

During the fourth quarter ended December 31, 2016 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $1,811,000 from $2,650,000 to $839,000. The final purchase price allocation of the intangible assets acquired for South Hill (in thousands) is as follows:

Distributor organization	$396
Customer-related intangible	285
Trademarks and trade name	158
Total purchase price	$839

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

The revenue impact from the South Hill acquisition, included in the consolidated statement of operations for the year ended December 31, 2016 was approximately $4,283,000.

The pro-forma effect assuming the business combination with South Hill discussed above had occurred at the beginning of the current period is not presented as the information was not available.

2015 Acquisitions

Paws Group, LLC

On July 1, 2015, the Company acquired certain assets of Paws Group, LLC, (“PAWS”) a direct sales company for pet lovers that offers an exclusive pet boutique carrying treats for dogs and cats as well as grooming and bath products.  The purchase price consisted of a maximum aggregate purchase price of $150,000. The Company paid approximately $61,000, for which the Company received certain inventories, which payment was applied against the maximum aggregate purchase price.

The Company recorded a fair value of a distributor network intangible asset of $125,000 as determined by management using a discounted cash flow methodology. The intangible is being amortized over its estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The revenue impact from the PAWS acquisition, included in the consolidated statement of operations for the years ended December 31, 2016 and 2015 was approximately $222,000 and $98,000, respectively.

The pro-forma effect assuming the business combination with PAWS discussed above had occurred at the beginning of the year ended 2015 is not presented as the information was not available.

Mialisia & Co., LLC

On June 1, 2015, the Company acquired certain assets of Mialisia & Co., LLC, (“Mialisia”) a direct sales jewelry company that specializes in interchangeable jewelry. As a result of this business combination, the Company’s distributors and customers have access to Mialisia’s patent-pending “VersaStyle” jewelry and Mialisia’s distributors and customers have gained access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $1,900,000. The Company paid $118,988 for certain inventories, which payment was applied against the maximum aggregate purchase price.

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

The revenue impact from the Mialisia acquisition, included in the consolidated statement of operations for the years ended December 31, 2016 and 2015 was approximately $3,003,000 and $754,000, respectively.

The pro-forma effect assuming the business combination with Mialisia discussed above had occurred at the beginning of the year ended 2015 is not presented as the information was not available.

JD Premium LLC

On March 4, 2015, the Company acquired certain assets of JD Premium, LLC (“JD Premium”) a dietary supplement company. As a result of this business combination, the Company’s distributors and customers have access to JD Premium’s unique line of products and JD Premium’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company paid $50,000 for the purchase of certain inventories, which payment was applied against the maximum aggregate purchase price.

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

During the fourth quarter ended December 31, 2015 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced from $195,000 by approximately $75,000 to $120,000. The final purchase price allocation for JD Premium is as follows (in thousands):

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

The revenue impact from the JD Premium acquisition, included in the consolidated statement of operations for the years ended December 31, 2016 and 2015 were immaterial.

The pro-forma effect assuming the business combination with JD Premium discussed above had occurred at the beginning of the year ended 2015 is not presented as the information was not available.

Sta-Natural, LLC

On February 23, 2015, the Company acquired certain assets and assumed certain liabilities of Sta-Natural, LLC, (“Sta-Natural”) a dietary supplement company and provider of vitamins, minerals and supplements for families and their pets. As a result of this business combination, the Company’s distributors and customers have access to Sta-Natural’s unique line of products and Sta-Natural’s distributors and clients gain access to products offered by the Company. The purchase price consisted of a maximum aggregate purchase price of $500,000. The Company paid $25,000 for certain inventories, which payment was applied against the maximum aggregate purchase price.

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

The revenue impact from the Sta-Natural acquisition, included in the consolidated statement of operations for the years ended December 31, 2016 and 2015 was approximately $1,168,000 and $691,000, respectively.

The pro-forma effect assuming the business combination with Sta-Natural discussed above had occurred at the beginning of the year ended 2015 is not presented as the information was not available.

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

FDI Realty, LLC

FDI Realty is the owner and lessor of the building previously occupied by the Company for its sales and marketing office in Windham, NH. In December 2015 the Company relocated its operations from the Windham office, to its corporate headquarters in Chula Vista, California. A former officer of the Company is the single member of FDI Realty. The Company is a co-guarantor of FDI Realty’s mortgages on the building. The Company determined that the fair value of the guarantees is not significant and therefore did not record a related liability. The first mortgage is due on August 13, 2018 and the second mortgage is due on August 13, 2028. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is approximately $1,806,000 and $1,900,000 as of December 31, 2016 and 2015, respectively. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future.

At December 31, 2016 and 2015, the Company held a variable interest in FDI Realty, for which the Company is not deemed to be the primary beneficiary. The Company has concluded, based on its qualitative consideration of the terminated lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty, and is obligated to fund the obligations of FDI Realty. As a result of this determination, the financial position and results of operations of FDI Realty have not been included in the accompanying consolidated financial statements of the Company.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $126,000 and $93,000 from Northwest Nutraceuticals Inc., for the years ended December 31, 2016 and 2015, respectively. In addition, Mr. Renton and his wife are also distributors of the Company and the Renton’s were paid distributor commissions for the years ended December 31, 2016 and 2015 approximately $457,000 and $422,000 respectively.

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment CLR is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles Plantation Family Group “Siles” acquisition, CLR engaged the owners of H&H as employees to manage Siles.

As an inducement to managing the operations of Siles, CLR and H&H entered into an Operating and Profit Sharing Agreement (“Agreement”).  In accordance with the Agreement, H&H shares equally (50%) in all profits and losses generated by Siles, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met. During the years ended December 31, 2016 and 2015 CLR recorded expenses allocated to the profit sharing Agreement of $698,000 and $528,000, respectively. As of December 31, 2016 and 2015 the balance of contingent acquisition debt payable to H&H after the reduction of $698,000 and $528,000 from the allocation of 50% losses recognized in 2016 and 2015 is $83,000 and $894,000, respectively.

CLR sources green coffee from H&H and made purchases of approximately $8,810,000 and $10,499,000 for the years ended December 31, 2016 and 2015, respectively. H&H Coffee Group Export, a Florida Company which is affiliated with H&H is a customer of CLR. During the year ended December 31, 2016 CLR sold $2,637,000 in green coffee to H&H Coffee Group Export. There were no related sales of green coffee to H&H Coffee Group Export during 2015.

Carl Grover

Mr. Carl Grover is the beneficial owner of in excess of five percent (5%) of our outstanding common shares, including his ownership as the sole beneficial owner of 44,866,952 shares of our common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of common stock convertible at a conversion price of $0.35 per share, and a September 2014 Warrant exercisable for 15,652,174 shares of common stock at an exercise price of $0.23 per share. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of common stock convertible at a conversion price of $0.35 per share, and a November 2015 Warrant exercisable for 9,333,333 shares of common stock at an exercise price of $0.45 per share. He also owns 5,151,240 shares of common stock.

2400 Boswell LLC

On March 15, 2013, the Company acquired 2400 Boswell LLC (“2400 Boswell”) for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2016 the balance on the long-term mortgage is approximately $3,363,000 and the balance on the promissory note is approximately $108,000.  The Company and its Chief Executive Officer are both co-guarantors of the mortgage.

Note 4.  Notes Payable and Other Debt

In November 2015, the Company completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which it sold senior secured convertible notes in the aggregate principal amount of $7,187,500, that are convertible into shares of Common Stock. The Notes are due in October 2018 if the option to convert has not been exercised (see Note 5, below.)

In January 2015, the Company completed a private placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which it sold units consisting of one (1) year senior secured notes in the aggregate principal amount of $5,250,000. One holder of a January 2015 Note in the principal amount of $5,000,000 was prepaid on October 26, 2015 through a cash payment from us to the investor of $1,000,000, and the remaining $4,000,000 owed was applied to the investor’s purchase of a $4,000,000 November 2015 Note in the November 2015 Offering and a November 2015 Warrant exercisable to purchase 5,333,333 shares of Common Stock. The remaining balance of the January 2015 Notes as of December 31, 2015 was $250,000 which amount was paid in January 2016 (see Note 5, below.)

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

In March 2013, the Company acquired 2400 Boswell for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2016 the balance on the long-term mortgage is approximately $3,363,000 and the balance on the promissory note is approximately $108,000.  The Company and its Chief Executive Officer are both co-guarantors of the mortgage.

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid.  The Company has imputed interest at the rate of 7% per annum.  As of December 31, 2016 and 2015, the carrying value of the liability was approximately $1,156,000 and $1,204,000, respectively. Imputed interest recorded on the note was approximately $29,000 for the year ended December 31, 2015. The interest associated with the note for the year ended December 31, 2016 was minimal.

The Company has two other notes payable in the total amount of $23,000 as of December 31, 2016 which expires in 2018 and 2020.

The following summarizes the maturities of notes payable (in thousands):

Years ending December 31,
2017	$220
2018	7,349
2019	4,891
2020	143
2021	108
Thereafter	3,877
Total	$16,588

Capital Lease

The Company leases certain manufacturing and operating equipment under non-cancelable capital leases. The total outstanding balance under the capital leases as of December 31, 2016 excluding interest was approximately $2,390,000, of which $821,000 will be paid in 2017 and the remaining balance of $1,569,000 will be paid through 2021.

The following summarizes the maturities of capital leases (in thousands):

Years ending December 31,
2017	$984
2018	972
2019	604
2020	90
2021	28
Total	2,678
Amount representing interest	(288)
Present value of minimum lease payments	2,390
Less current portion	(821)
Long term portion	$1,569

Depreciation expense related to the capitalized lease obligations was approximately $103,000 and $27,000 for the years ended December 31, 2016 and 2015, respectively.

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Effective May 1, 2016, the Company entered into a third amendment to the factoring agreement (“Agreement”). Under the terms of the Agreement, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals will be provided by Crestmark and there will be no new credit-approved receivables. The changes to the Agreement include expanding the factoring facility to include borrowings to be advanced against acceptable eligible inventory up to 50% of landed cost of finished goods inventory and meeting certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrues on the outstanding balance and a factoring commission is charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and is recorded as interest expense. In addition the Company and the Company’s CEO Mr. Wallach have entered into a Guaranty and Security Agreement with Crestmark Bank if in the event that CLR were to default. This Agreement continues in full force and is effective until February 1, 2019.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $1,078,000 and $556,000 as of December 31, 2016 and December 31, 2015, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $1,290,000 and $457,000 as of December 31, 2016 and December 31, 2015, respectively, and is included in other current liabilities on the consolidated balance sheets. The minimum factoring commission payable to the bank is $90,000 during each consecutive 12-month period. Fees and interest paid pursuant to this agreement were approximately $170,000 and $155,000 for the years ended December 31, 2016 and 2015, respectively, which were recorded as interest expense.

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and, evaluated each period for changes in the fair value and adjusted as appropriate (see Note 7 below.) The Company’s contingent acquisition debt as of December 31, 2016 is $8,001,000 and is primarily attributable to debt associated with the Company’s direct selling segment which is $7,806,000 and $195,000 is debt associated with the Company’s coffee segment.

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

The Company recorded a non-cash extinguishment loss on debt of $1,198,000 for the year ended December 31, 2015 as a result of the repayment of $5,000,000 in Notes Payable to one of the investors from the January 2015 Private Placement through issuance of a new November 2015 Note Payable. This loss represents the difference between the reacquisition value of the new debt to the holder of the note and the carrying amount of the holder’s extinguished debt. Issuance costs related to the Notes and the common stock were approximately $170,000 and $587,000 in cash and non-cash costs, respectively, which were recorded as deferred financing costs and were amortized over the term of the Notes. As of December 31, 2015 the deferred financing costs is fully amortized and was recorded as interest expense.

Convertible Notes Payable

Our total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	December 31, 2016	December 31, 2015
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$2,296	$1,346
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	6,999	6,896
Net debt issuance costs (3)	(968)	(1,456)
Total convertible notes payable, net of debt discount (4)	$8,327	$6,786

(1)	Principal amount of $4,750,000 are net of unamortized debt discounts of $2,454,000 as of December 31, 2016 and $3,404,000 as of December 31, 2015.
(2)	Principal amount of approximately $7,188,000 are net of unamortized debt discounts of $189,000 as of December 31, 2016 and $292,000 as of December 31, 2015.
(3)
As of January 1, 2016, we adopted ASU 2015-03 with retrospective application. This resulted in a $1,456,000 reclassification from prepaid expenses and other current assets to convertible notes payable, net of debt discount, for unamortized debt issuance costs.

(4)	Principal amounts are net of unamortized discounts and issuance costs of $3,611,000 as of December 31, 2016 and $5,152,000 as of December 31, 2015.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of December 31, 2016 and December 31, 2015 the principal amount of $4,750,000 remains outstanding.

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

Additionally, upon issuance of the Convertible Notes, the Company recorded the discount for the beneficial conversion feature of $1,053,000.  The debt discount associated with the beneficial conversion feature is amortized to interest expense over the life of the Notes.

Paid in cash issuance costs related to the July 2014 Private Placement were approximately $490,000 and were recorded as deferred financing costs and are included with convertible notes payable, net of debt discounts on the consolidated balance sheets and are being amortized over the term of the Convertible Notes. As of December 31, 2016 and December 31, 2015 the remaining balance in deferred financing costs is approximately $253,000 and $351,000, respectively. The quarterly amortization of the deferred financing costs is approximately $25,000 and is recorded as interest expense.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three (3) year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five (5) year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of December 31, 2016 and December 31, 2015 the principal amount of $7,187,500 remains outstanding.

The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes debt.  The amounts owed under this Note are secured by a Deed of Trust as of October 13, 2015 executed by the Company’s affiliate 2400 Boswell LLC, a California limited liability company, and encumbering the Company’s headquarters at 2400 Boswell Rd., Chula Vista, CA 91914 (the “Deed of Trust.”). Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 30 million shares of the Common Stock that he owns so long as his personal guaranty is in effect.

The Company recorded the discount for the beneficial conversion feature of $15,000. The beneficial conversion feature was recorded to equity and the debt discount associated with the beneficial conversion feature will be amortized to interest expense over the life of the Notes.

Paid in cash issuance costs related to the November 2015 Private Placement were approximately $786,000 and were recorded as deferred financing costs and are included with convertible notes payable, net of debt discounts on the consolidated balance sheets and are being amortized over the term of the Convertible Notes. As of December 31, 2016 and December 31, 2015 the remaining balance in deferred financing costs is approximately $480,000 and $742,000, respectively. The quarterly amortization of the deferred financing costs is approximately $66,000 and is recorded as interest expense.

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

Note 6. Derivative Liability

In October and November of 2015, the Company issued 9,583,333 five-year warrants in connection with Convertible Notes associated with our November 2015 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, “Derivatives and Hedging” the fair value of the warrants of approximately $1,491,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo option pricing models, with the following assumptions: stock price volatility 70%, risk-free rate 1.66%, annual dividend yield 0% and expected life 5.0 years.

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

In December 2015, the Company modified the terms of certain warrants that were issued to the placement agent as a result of warrants issued from the July Private Placement that were initially classified as derivative liabilities. The Company entered into an agreement with the placement agent to remove the down-round pricing protection provision contained within the placement agent issued warrants. As a result of this change in the warrants, the Company considered the guidance of Topic ASC 815, “Derivatives and Hedging” (formerly EITF 07-5 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock)) to determine the appropriate accounting treatment of the warrants and the balance sheet classification of the warrants as either equity or liability. The Company determined that the warrants were indexed to the Company’s stock and the equity classification was appropriate and no longer qualified as derivative liabilities. This determination resulted in the reclassification of 3,215,837 warrants from a liability instrument to equity instruments by removing the derivative liability and a reclassification to additional paid in capital. The Company revalued the warrants as of December 31, 2015 and reduced the derivate liability by approximately $526,000. The warrants were revalued using the Black-Scholes valuation method using a risk-free rate of 1.5%, stock price of $0.30, exercise prices ranging from $0.23 to $0.35, expected life of 3.6 to 3.7 years and stock price volatility of 70.0%.

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 7, below) at the issuance date and are revalued at each subsequent reporting date. We will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The Company revalued the warrants as of the end of each reporting period, and the estimated fair value of the outstanding warrant liabilities was approximately $3,345,000 and $4,716,000 as of December 31, 2016 and December 31, 2015, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period.   The changes to the derivative liability for warrants resulted in a decrease of $1,371,000 for the year ended December 31, 2016 and an increase of $39,000 for the year ended December 31, 2015.

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

The estimated fair value of the warrants were computed as of December 31, 2016 and as of December 31, 2015 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	December 31, 2016	December 31, 2015
Stock price volatility	60%-65%	70%
Risk-free interest rates	1.34%-1.70%	1.76%
Annual dividend yield	0%	0%
Expected life	2.6-3.9 years	3.6-4.9 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$628	$-	$-	$628
Contingent acquisition debt, less current portion	7,373	-	-	7,373
Warrant derivative liability	3,345	-	-	3,345
Total liabilities	$11,346	$-	$-	$11,346

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$264	$-	$-	$264
Contingent acquisition debt, less current portion	7,174	-	-	7,174
Warrant derivative liability	4,716	-	-	4,716
Total liabilities	$12,154	$-	$-	$12,154

The following table reflects the activity for the Company’s warrant derivative liability associated with our 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2014	$3,712
Issuance	1,491
Adjustments to estimated fair value	39
Warrant liability reclassified to equity	(526)
Balance at December 31, 2015	4,716
Issuance	-
Adjustments to estimated fair value	(1,371)
Balance at December 31, 2016	$3,345

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2014	$10,472
Level 3 liabilities acquired	1,353
Level 3 liabilities settled	(3,338)
Adjustments to liabilities included in earnings	(446)
Expenses allocated to profit sharing agreement	(528)
Adjustment to purchase price allocation	(75)
Balance at December 31, 2015	7,438
Level 3 liabilities acquired	3,604
Level 3 liabilities settled	(773)
Adjustments to liabilities included in earnings	(1,462)
Expenses allocated to profit sharing agreement	(698)
Adjustment to purchase price allocation	(108)
Balance at December 31, 2016	$8,001

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended December 31, 2016 and 2015, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $1,462,000 and a decrease of $446,000, respectively.

The weighted-average of the discount rates used was 18.2% and 17.6% as of December 31, 2016 and 2015, respectively. The projected year of payment ranges from 2017 to 2031.

Note 8.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of December 31, 2016 and December 31, 2015, and accrued dividends of approximately $112,000 and $98,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred shall have no voting rights, except as required by law.

Common Stock

The Company had 392,698,557 common shares outstanding as of December 31, 2016. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Warrant Modification Agreements

In December 2015, the Company modified the terms of certain warrants that were issued to the placement agent as a result of warrants issued from the July Private Placement that were initially classified as derivative liabilities. The Company entered into an agreement with the placement agent to remove the down-round pricing protection provision contained within the placement agent issued warrants. As a result of this change in the warrants, the Company considered the guidance of Topic ASC 815, “Derivatives and Hedging” (formerly EITF 07-5 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock)) to determine the appropriate accounting treatment of the warrants and the balance sheet classification of the warrants as either equity or liability. The Company determined that the warrants were indexed to the Company’s stock and that the equity classification was appropriate and the warrants no longer qualified as derivative liabilities. This determination resulted in the reclassification of 3,215,837 warrants from a liability instrument to equity instruments by removing the derivative liability and a reclassification to additional paid in capital. The Company revalued the warrants as of December 31, 2015 and reduced the derivate liability by approximately $526,000. The warrants were revalued using the Black-Scholes valuation method using a risk-free rate of 1.5%, stock price of $0.30, exercise prices ranging from $0.23 to $0.35, expected life of 3.6 to 3.7 years and stock price volatility of 70.0%.

In July 2015, the Company entered into agreements which extended the life of 2,418,750 warrants classified as equity instruments by two years after certain conditions were met. The Company recorded a warrant modification expense, as a result of the extension of the expiration dates of approximately $253,000, which is included in general and administrative expense in the Company’s consolidated statements of operations. The expense was calculated using the Black-Scholes valuation method and using a risk-free rate of 0.67%, stock price of $0.31, exercise prices ranging from $0.30 to $0.40, expected life of 2.0 years and stock price volatility of 67.8%.

The warrants are exercisable into the Company’s common stock.

There were no warrant modifications during 2016.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  Under this program, for the year ended December 31, 2016, the Company repurchased a total of 125,708 shares at a weighted-average cost of $0.28.  A total of 3,931,880 shares have been repurchased to-date at a weighted-average cost of $0.27. The remaining number of shares authorized for repurchase under the plan as of December 31, 2016 is 11,068,120.

Warrants to Purchase Preferred Stock and Common Stock

As of December 31, 2016, warrants to purchase 37,988,030 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of December 31, 2016 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.75 years and are included in the table below as of December 31, 2016.

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

The following table summarizes warrant activity for the following periods:

Balance at December 31, 2014	35,221,630
Granted	12,595,237
Expired / cancelled	(5,335,821)
Exercised	(806,250)
Balance at December 31, 2015	41,674,796
Granted	-
Expired / cancelled	(3,645,516)
Exercised	(41,250)
Balance at December 31, 2016	37,988,030

Advisory agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement.  In connection with this agreement, the Company accrued for the estimated per share value on the agreement date at $0.32 per share, the price of Company’s common stock at September 1, 2015 for a total of $32,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and were included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and were amortized on a pro-rata basis over the term of the contract. On June 28, 2016 the Company issued PCG 100,000 restricted shares of our common stock in accordance with the performance of the agreement as previously accrued. These shares were valued at $0.30 per share, based on the price per share of the Company’s common stock on June 28, 2016. During the year ended December 31, 2016 and 2015 the Company recorded expense of approximately $9,000 and $21,000 respectively, in connection with amortization of the stock issuance.

On March 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value on the agreement date at $0.30 per share, the price of Company’s common stock at March 1, 2016 for a total of $30,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and will be amortized on a pro-rata basis over the term of the contract. During the year ended December 31, 2016, the Company recorded expense of approximately $30,000 in connection with amortization of the stock issuance. There were no amortization expenses for the year ended December 31, 2015.

On September 1, 2016, the Company signed a renewal contract with PCG, pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued in accordance with the agreement upon successfully meeting certain criteria in accordance with the agreement. In connection with this agreement, the Company has accrued for the estimated per share value on the agreement date at $0.29 per share, the price of Company’s common stock at September 1, 2016 for a total of $29,000 due to PCG. The fair values of the shares was recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and will be amortized on a pro-rata basis over the term of the contract. During the year ended December 31, 2016, the Company recorded expense of approximately $19,000 in connection with amortization of the stock issuance. There were no amortization expenses for the year ended December 31, 2015. As of December 31, 2016, the total remaining balance of the prepaid investor relation services is approximately $10,000.

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

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan permits the granting of stock options, including non-qualified stock options and incentive stock options qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At December 31, 2016, the Company had 6,300,825 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the year ended December 31, 2016 is presented in the following table:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2014	28,918,500	$0.21	$786
Issued	1,124,250	0.31
Canceled/expired	(6,151,475)	0.22
Exercised	(369,675)	0.21	-
Outstanding December 31, 2015	23,521,600	0.22	2,044
Issued	12,792,250	0.27
Canceled / expired	(2,981,350)	0.24
Exercised	(102,500)	0.21	-
Outstanding December 31, 2016	33,230,000	$0.24	$1,346
Exercisable December 31, 2016	18,830,000	$0.23	$993

The weighted-average fair value per share of the granted options for the years ended December 31, 2016 and 2015 was approximately $0.15.

The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives at December 31, 2016:

Weighted		Weighted	Weighted
Average		Average	Average
Exercise Price	Options	Exercise Price	Remaining Life
Outstanding:
$$0.16 - 0.21	6,852,500	$0.19	7.02
$$0.21 - 0.23	11,245,000	$0.22	5.28
$$0.23 - 0.35	14,917,750	$0.27	7.81
$$0.35 - 0.40	214,750	$0.38	1.44
Exercisable:
$$0.16 - 0.21	3,452,250	$0.19	6.48
$$0.21 - 0.23	11,245,000	$0.22	5.28
$$0.23 - 0.35	3,917,750	$0.27	1.68
$$0.35 - 0.40	214,750	$0.38	1.44

Total stock based compensation expense included in the consolidated statements of operations was charged as follows in thousands:

	Years ended December 31,
	2016	2015
Cost of revenues	$10	$17
Distributor compensation	215	158
Sales and marketing	10	28
General and administrative	160	252
	$395	$455

As of December 31, 2016, there was approximately $2,084,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.42 years.

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

Years ended December 31,
	2016	2015
Dividend yield	-	-
Stock price volatility	57%- 90%	66% - 77%
Risk-free interest rate	0.71% - 2.25%	0.56%- 1.06%
Expected life of options	2.6 - 6.5 years	1.5 - 5.0 years

Approval of the Amendment of the Company’s 2012 Stock Option Plan

On February 23, 2017, the Company’s board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (“Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan.

The amendment of the Plan increases the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the plan from 40,000,000 to 80,000,000 shares authorized. The Plan currently provides only for the grant of options; however the Plan amendments will allow for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the Plan. No stock option is exercisable later than ten years after the date it is granted.

Note 9. Commitments and Contingencies

Credit Risk

The Company maintains cash balances at various financial institutions primarily located in California. Accounts at the U.S. institutions are secured, up to certain limits, by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalent balances.

Litigation

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Leases

The Company leases its domestic and certain foreign facilities and other equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Such expenses are not included in the operating lease amounts.

At December 31, 2016, future minimum lease commitments are as follows (in thousands):

2017	$1,138
2018	930
2019	634
2020	557
2021	571
Thereafter	748
Total	$4,578

Rent expense was $1,558,000 and $1,043,000 for the years ended December 31, 2016 and 2015, respectively.

In connection with the Company's 2011 acquisition of FDI, it assumed mortgage guarantee obligations made by FDI on the building previously housing our New Hampshire office.  The balance of the mortgages is approximately $1,806,000 as of December 31, 2016 (see Note 3, above).

The Company purchases its inventory from multiple third-party suppliers at competitive prices. The Company made purchases from three vendors, which individually comprised more than 10% of total purchases and in aggregate approximated 54% and 61% of total purchases for the years ended December 31, 2016 and 2015, respectively.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment for roasting.  Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2016, have minimum future purchase commitments of approximately $1,164,000, which are to be delivered in 2017.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay, to-date the Company has not incurred such fees.

Note 10. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2016	2015
Current
Federal	$3	$66
State	(18)	(161)
Foreign	150	76
Total current	135	(19)
Deferred
Federal	$(304)	$1,307
State	(21)	96
Foreign	-	-
Total deferred	(325)	1,403
Net income tax (benefit) expense	$(190)	$1,384

Income (loss) before income taxes relating to non-U.S. operations were $590,000 and $(62,000) in the years ended December 31, 2016 and 2015, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	December 31,
	2016	2015
Federal statutory rate	$(206)	$(113)

Adjustments for tax effects of:
Foreign rate differential	(35)	26
State taxes, net	(112)	(241)
Other nondeductible items	(50)	1,162
Change in foreign entity tax status	(77)	-
Rate change	6	91
Deferred tax asset adjustment	(201)	101
Change in valuation allowance	183	161
Foreign tax credit	275	-
Undistributed foreign earnings	17	197
Other	10	-
	$(190)	$1,384

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Amortizable assets	$1,117	$1,146
Inventory	726	608
Accruals and reserves	222	174
Stock options	285	217
Net operating loss carry-forward	3,554	2,387
Credit carry-forward	309	581
Total deferred tax asset	6,213	5,113

Deferred tax liabilities:
Prepaids	(383)	(71)
Other	(608)	(521)
Depreciable assets	(464)	(270)
Total deferred tax liability	(1,455)	(862)
Net deferred tax asset	4,758	4,250
Less valuation allowance	(1,901)	(1,718)
Net deferred tax liabilities	$2,857	$2,532

The Company has determined through consideration of all positive and negative evidence that the US federal deferred tax assets are more likely than not to be realized.  The Company does not have a valuation allowance in the US Federal tax jurisdiction.  A valuation allowance remains on certain state and foreign tax attributes that are likely to expire before realization. The valuation allowance increased approximately $183,000 for the year ended December 31, 2016 and increased approximately $161,000 for the year ended December 31, 2015.

At December 31, 2016, the Company had approximately $4,611,000 in federal net operating loss carryforwards, which begin to expire in 2028, and approximately $24,761,000 in net operating loss carryforwards from various states. The Company had approximately $1,697,000 in net operating losses in foreign jurisdictions.

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

The Company has analyzed the impact of repatriating earnings from its foreign subsidiaries and has determined that the impact is immaterial. The Company does not assert indefinite reinvestment of earnings from its foreign subsidiaries. Therefore, a deferred tax liability has been recorded. As of December 31, 2016 the deferred tax liability net of tax deemed paid is approximately $310,000.

The Company has accounted for uncertain tax position related to states. The Company accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2016 are approximately $1,000. Income tax expense as of December 31, 2016, included an increase in state income tax expense of approximately $4,000 related to uncertain tax positions.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Years ended
	December 31,
	2016	2015
Revenues
Direct selling	$145,418	$138,927
Commercial coffee	17,249	17,670
Total revenues	$162,667	$156,597
Gross profit
Direct selling	$97,219	$93,613
Commercial coffee	918	(644)
Total gross profit	$98,137	$92,969
Operating income (loss)
Direct selling	$4,564	$8,594
Commercial coffee	(2,049)	(3,188)
Total operating income	$2,515	$5,406
Net income (loss)
Direct selling	$1,894	$3,144
Commercial coffee	(2,292)	(4,850)
Total net loss	$(398)	$(1,706)
Capital expenditures
Direct selling	$1,922	$1,396
Commercial coffee	903	2,223
Total capital expenditures	$2,825	$3,619

	December 31,
	2016	2015
Total assets
Direct selling	$40,127	$36,907
Commercial coffee	25,881	24,422
Total assets	$66,008	$61,329

Total tangible assets, net located outside the United States are approximately $5.4 million as of December 31, 2016. For the year ended December 31, 2015, total assets, net located outside the United States were approximately $5.2 million.

The Company conducts its operations primarily in the United States. For the year ended December 31, 2016 approximately 9% of the Company’s sales were derived from sales outside the United States. As compared to approximately 7% for the year ended December 31, 2015. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Years ended
	December 31,
	2016	2015
Revenues
United States	$147,548	$145,259
International	15,119	11,338
Total revenues	$162,667	$156,597

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) . Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at five members.

Information Regarding the Board of Directors

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position
Stephan Wallach	50	2011*	Chairman and Chief Executive Officer
David Briskie	56	2011	President, Chief Financial Officer and Director
Michelle Wallach	46	2011*	Chief Operating Officer and Director
Richard Renton	61	2012	Director
William Thompson	56	2013	Director

* Since 1996, Stephen Wallach and Michelle Wallach have been directors of AL Global, Corporation the private company that merged with and into Javalution Coffee Company, our predecessors in 2011.

Stephan Wallach, Chief Executive Officer and Chairman of the Board

Mr. Stephan Wallach was appointed to the position of Chief Executive Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution. He previously served as President and Chief Executive Officer of AL Global Corporation. He has served as a director of our Company since inception and was appointed Chairman of the Board on January 9, 2012. In 1996, Mr. Wallach and the Wallach family together launched our Youngevity® division and served as its co-founder and Chief Executive Officer from inception until the merger with Javalution.   Mr. Wallach’s extensive knowledge about our business operations and our products makes him an exceptional board member.

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

Michelle G. Wallach, Chief Operating Officer and Director

Ms. Michelle Wallach was appointed to the position of Chief Operating Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution.  She previously served as Corporate Secretary and Manager of AL Global Corporation. She has a background in network marketing, including more than 10 years in distributor management. Her career in network marketing began in 1991 in Portland, Oregon, where she developed a nutritional health product distributorship. In 1996, Ms. Wallach and the Wallach family together launched our Youngevity® division and served as its co-founder and Chief Operations Officer from inception until the merger with Javalution. Ms. Wallach has an active role in promotion, convention and event planning, domestic and international training, and product development. Ms. Wallach’s prior experience with network marketing and her extensive knowledge about our business operations and our products make her an exceptional board member.

Richard Renton, Director

Mr. Richard Renton was appointed to our Board of Directors on January 9, 2012, and currently serves on the Youngevity Medical and Athletic Advisory Boards. For the past five years, Mr. Renton owned his own business providing nutritional products to companies like ours.  The Company purchases certain products from Mr. Renton’s company Northwest Nutraceuticals, Inc.  Mr. Renton graduated from Portland State University with quad majors in Sports Medicine, Health, Physical Education, and Chemistry. He has served as an Associate Professor at PSU in Health and First Aid, and was the Assistant Athletic Trainer for PSU, the Portland Timbers Soccer Team, and the Portland Storm Football team. Mr. Renton is a board certified Athletic Trainer with the National Athletic Trainers Association. Mr. Renton’s understanding of nutritional products makes him an exceptional board member.

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

INFORMATION REGARDING THE COMMITTEES OF THE BOARD OF DIRECTORS

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, and Investment Committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Investment Committee
Stephan Wallach	-	Chairman	Member
David Briskie	-	Member	Chairman
Michelle Wallach	-	-	-
Richard Renton	-	-	-
William Thompson	Member	-	-

Board Committees

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Stephan Wallach (Chair) and David Briskie. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. None of the members of the Compensation Committee are independent under the listing standards of The NASDAQ Stock Market. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2016 other than late filings of (i) a Form 3, a Form 4 which reported six late transactions and a Form 4 which reported an option issuance, (ii) a Form 4 for Mr. Briskie which reported an option issuance, and (iii)a Form 4 for Mr. Thompson which reported an option issuance.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2016 and 2015 by our “named executive officers,” consisting of (i) each individual serving as principal executive officer during the year ended December 31, 2016, and (ii) our Chief Financial Officer/Chief Operating Officer, our other executive officer.

	Year	Salary ($)	Bonus ($)	Option Awards(2) ($)	Total ($)

Stephan Wallach (1)	2016	282,500	179,730	-	462,230
Chief Executive Officer	2015	271,519	89,000	-	360,519

David Briskie (1) (2)	2016	282,500	179,730	748,500	1,210,730
President and Chief Financial Officer	2015	271,519	89,000	-	360,519

Michelle Wallach (1)	2016	192,660	179,730	-	372,390
Chief Operating Officer	2015	200,070	57,500	-	257,570

(1)
Mr. Stephan Wallach, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our Company that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received $357,002 and $312,410 in 2016 and 2015, respectively related to their distributor positions, which are not included above. Mr. Briskie beneficially received $23,889 and $28,010 in 2016 and 2015, respectively, related to his spouse’s distributor position, which is not included above.

(2)
We use a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The amounts do not represent the actual amounts paid to or released by any of the Named Executive Officers during the respective periods. For a discussion of the assumptions used in computing this valuation, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2016.  We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephan Wallach	5/31/2012	2,500,000	-	0.22	5/31/2022
David Briskie	5/31/2012	5,000,000	-	0.22	5/31/2022
	10/31/2013	600,000	400,000	0.18	10/31/2023
	10/30/2014	800,000	1,200,000	0.19	10/30/2024
	12/27/2016	-	5,000,000	0.27	12/27/2026
Michelle Wallach	5/31/2012	2,500,000	-	0.22	5/31/2022

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant.

Employment Agreements

Our executive officers work as at-will employees.

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

2016 Director Compensation

The following table sets forth information for the fiscal year ended December 31, 2016 regarding the compensation of our directors who at December 31, 2016 were not also named executive officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton	-	2,786	-	2,786
William Thompson	-	2,786	-	2,786

(1) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2016 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 8 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As of December 31, 2016 the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
Richard Renton	250,000
William Thompson	250,000

We have granted to non-employee members of the Board of Directors upon appointment, stock options to purchase shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, and additional stock options each year thereafter for their service. We also reimburse the non-employee directors for travel and other out-of-pocket expenses incurred in attending board of director and committee meetings. During 2016, we granted each non-employee director an option to purchase 100,000 shares of our common stock, of which 20% vests on a pro rata basis over five years starting on December 27, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of March 17, 2017, (the “Evaluation Date”) by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. We know of no other person or group of affiliated persons who beneficially own more than five percent of our common stock. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 392,704,557 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	282,556,250	(2)	71.5%
David Briskie, President, Chief Financial Officer and Director	16,809,155	(3)	4.2%
Michelle Wallach, Chief Operating Officer and Director	282,500,000	(2)	71.5%
Richard Renton, Director	434,600	(4)	*
William Thompson, Director	100,000	(5)	*
All Executive Officers & Directors, as a group (5 persons)	302,400,005		77.0%

Stockholders owning 5% or more
Carl Grover	44,866,952	(6)	9.99%

*less than 1%

(1)	Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o the Company, 2400 Boswell Road, Chula Vista, California 91914.
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

(3)
Mr. David Briskie, our President and Chief Financial Officer, owns 3,408,588 shares of common stock, and beneficially owns 2,000,567 shares of common stock owned by Brisk Investments, LP, 5,000,000 shares of common stock owned by Brisk Management, LLC.  Mr. Briskie also owns options to purchase 6,400,000 shares of common stocks that are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(4)
Mr. Renton is a director of the Company, owns 34,850 shares of common stock and 187,500 shares of common stock through joint ownership with his wife, Roxanna Renton, with whom he shares voting and dispositive control.  Mr. Renton also owns 149,750 options to purchase common stock which are exercisable within 60 days of the Evaluation Date, 62,500 shares purchasable upon the excise of outstanding warrants and are included in the number of shares beneficially owned by him.

(5)
Mr. Thompson is a director of the Company, owns 100,000 options to purchase common stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(6)
Mr. Grover is the sole beneficial owner of 44,866,952 shares of common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of Common Stock and a September 2014 Warrant exercisable for 15,652,174 shares of Common Stock. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of Common Stock and a November 2015 Warrant exercisable for 9,333,333 shares of Common Stock. He also owns 5,151,240 shares of common stock. Mr. Grover has a contractual agreement with us that limits his exercise of warrants and conversion of notes such that his beneficial ownership of our equity securities to no more than 9.99% of the voting power of the Company at any one time and therefore his beneficial ownership does not include the shares of Common Stock issuable upon conversion of notes or exercise or warrants owned by Mr. Grover if such conversion or exercise would cause his beneficial ownership to exceed 9.99% of our outstanding shares of Common Stock. Mr. Grover’s address is 1010 S. Ocean Blvd., Apt 1017, Pompano Beach, FL 33062.

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

2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA.  As of December 31, 2012, an immediate family member of a greater than 5% shareholder of the Company was the single member of 2400 Boswell and the Company was a co-guarantor of the 2400 Boswell mortgage on the leased building. During 2013 we acquired 2400 Boswell LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%.  Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years at an interest rate of 5.75%.

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $126,000 and $93,000 from Northwest Nutraceuticals Inc., for the years ended December 31, 2016 and 2015, respectively. In addition, Mr. Renton and his wife are also distributors of the Company and the Renton’s were paid distributor commissions for the years ended December 31, 2016 and 2015 approximately $457,000 and $422,000 respectively.

Hernandez, Hernandez, Export Y Company

Our Company’s coffee segment CLR is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles Plantation Family Group “Siles” acquisition, CLR engaged H&H as employees to manage Siles.

As an inducement to managing the operations Siles, CLR and H&H entered into an Operating and Profit Sharing Agreement (“Agreement”).  In accordance with the Agreement, H&H shares equally (50%) in all profits and losses generated by Siles, and profits from any subsequent sale of the plantation, after profits are first distributed to CLR equal to the amount of CLR’s cash contributions for the acquisitions, then after profits are distributed to H&H in an amount equal to their cash contributions, and after certain other conditions are met. During the years ended December 31, 2016 and 2015CLR recorded expenses allocated to the profit sharing Agreement of $698,000 and $528,000, respectively. As of December 31, 2016 and 2015 the balance of contingent acquisition debt payable to H&H after the reduction of $698,000 and $528,000 from the allocation of 50% losses recognized in 2016 and 2015 is $83,000 and $894,000, respectively.

CLR sources green coffee from H&H and made purchases of approximately $8,810,000 and $10,499,000 for the years ended December 31, 2016 and 2015, respectively. H&H Coffee Group Export, a Florida Company which is affiliated with H&H is a customer of CLR. During the year ended December 31, 2016 CLR sold $2,637,000 in green coffee to H&H Coffee Group Export. There were no related sales of green coffee to H&H Coffee Group Export during 2015.

Carl Grover

Mr. Carl Grover the beneficial owner of in excess of five percent (5%) of our outstanding common shares is the sole beneficial owner of 44,866,952 shares of our common stock. Mr. Grover owns a September 2014 Note in the principal amount of $4,000,000 convertible into 11,428,571 shares of common stock convertible at $0.35 per share, and a September 2014 Warrant exercisable for 15,652,174 shares of common stock at an exercise price of $0.23 per share. Mr. Grover also owns a November 2015 Note in the principal amount of $7,000,000 convertible into 20,000,000 shares of common stock convertible at $0.35 per share, and a November 2015 Warrant exercisable for 9,333,333 shares of common stock at an exercise price of $0.45 per share. He also owns 5,151,240 shares of common stock. See Item 12 above.

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

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended December 31, 2016 and 2015. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	December 31, 2016	December 31, 2015
Audit Fees and Expenses (1)	$264,000	$300,000
Audit Related Fees (2)	17,000	8,000
All Other Fees	-	-
	$281,000	$308,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The Consolidated Financial Statements of Youngevity International, Inc. and Report of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report.
(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Certificate of Incorporation Dated July 15, 2011(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock certificate (1)
4.2	Warrant for Common Stock issued to David Briskie(1)
4.3	Stock Option issued to Stephan Wallach(1)
4.4	Stock Option issued to Michelle Wallach(1)
4.5	Stock Option issued to David Briskie(1)
4.6	Stock Option issued to William Andreoli(1)
4.7	Stock Option issued to Richard Renton(1)
4.8	Stock Option issued to John Rochon(1)
4.9	Form of Purchase Note Agreement(3)
4.10	Form of Secured Convertible Notes(3)
4.11	Form of Series A Warrants(3)
4.12	Form of Registration Rights Agreement(3)
4.13	Form of Note Purchase Agreement(4)
4.14	Form of Secured Note(4)
4.15	Form of Purchase Note Agreement(6)
4.16	Form of Secured Note(6)
4.17	Form of Warrant(6)
10.1	Purchase Agreement with M2C Global, Inc. dated March 9, 2007(1)
10.2	First Amendment to Purchase Agreement with M2C Global, Inc. dated September 7, 2008(1)
10.3	Asset Purchase Agreement with MLM Holdings, Inc. dated June 10, 2010(1)
10.4	Agreement of Purchase and Sale with Price Plus, Inc. dated September 21, 2010(1)
10.5	Amended and Restated Agreement and Plan of Reorganization Javalution Coffee Company, YGY Merge, Inc. dated July 11, 2011(1)
10.6	Asset Purchase Agreement with R-Garden Inc. dated July 1, 2011(1)
10.7	Re-Purchase Agreement with R-Garden dated September 12, 2012(1)
10.8	Agreement and Plan of Reorganization with Javalution dated July 18, 2011(1)
10.9	Asset Purchase Agreement with Adaptogenix, LLC dated August 22, 2011(1)
10.10	Amended Asset Purchase Agreement with Adaptogenix, LLC dated January 27, 2012(1)
10.11	Asset Purchase Agreement with Prosperity Group, Inc. dated October 10, 2011(1)
10.12	Amended and Restated Equity Purchase Agreement with Financial Destination, Inc., FDI Management Co, Inc., FDI Realty, LLC, and MoneyTRAX, LLC dated October 25, 2011(1)
10.13	Exclusive License/Marketing Agreement with GLIE, LLC dba True2Life dated March 20, 2012(1)
10.14	Bill of Sale with Livinity, Inc. dated July 10, 2012(1)
10.15	Consulting Agreement with Livinity, Inc. dated July 10, 2012(1)
10.16	Employment Agreement with William Andreoli dated October 25, 2011(1)
10.17	Promissory Note with 2400 Boswell LLC dated July 15, 2012(1)
10.18	Promissory Note with William Andreoli dated July 1, 2012(1)
10.19	2012 Stock Option Plan(1)

10.20	Form of Stock Option(1)
10.21	Lease with 2400 Boswell LLC dated May 1, 2001(1)
10.22	Lease with FDI Realty LLC dated July 29, 2008(1)
10.23	First Amendment to Lease with FDI Realty LLC dated October 25, 2011(1)
10.24	Lease with Perc Enterprises dated February 6, 2008(1)
10.25	Lease with Perc Enterprises dated September 25, 2012(1)
10.26	Factoring Agreement with Crestmark Bank dated February 12, 2010(1)
10.27	First Amendment to Factoring Agreement with Crestmark Bank dated April 6, 2011(1)
10.28	Second Amendment to Factoring Agreement with Crestmark Bank dated February 1, 2013(1)
10.29	Lease with Perc Enterprises dated March 19, 2013(1)
10.30	Purchase Agreement with Ma Lan Wallach dated March 15, 2013(1)
10.31	Promissory Note with Plaza Bank dated March 14, 2013(1)
10.32	Form of Security Agreement(3)
10.33	Guaranty Agreement made by Stephan Wallach(3)
10.34	Form of Security Agreement(4)
10.35	Guaranty Agreement made by Stephan Wallach(4)
10.36	Credit Agreement with Wells Fargo Bank, National Association dated October 10, 2014(5)
10.37	Amended and Restated 2012 Stock Incentive Plan (7)
10.38	Form of Stock Option*
10.39	Third Amendment with Crestmark Bank dated May 1, 2016*
21.1	Subsidiaries of Youngevity International, Inc. *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of David Briskie, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification David Briskie, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013
(2)	Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 27, 2014
(3)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014
(4)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015
(5)	Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2015
(6)	Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015
(7)	Previously filed with the Company’s Current Report on Schedule 14C File No. 000-54900, filed with the Securities and Exchange Commission on March 21, 2017

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

March 30, 2017	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017
Stephan Wallach

/s/ David Briskie	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2017
David Briskie

/s/ Michelle Wallach	Chief Operating Officer and Director	March 30, 2017
Michelle Wallach

/s/ William Thompson	Director	March 30, 2017
William Thompson

/s/ Richard Renton	Director	March 30, 2017
Richard Renton