Form 10-Q
period 2017-03-31
Youngevity International, Inc.
filed 2017-05-12
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of May 8, 2017, the issuer had 392,793,557 shares of its Common Stock issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 Youngevity International, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
 (In thousands, except share amounts)

	As of
	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,019	$869
Accounts receivable, due from factoring company	2,614	1,078
Trade accounts receivable, net	798	1,071
Income tax receivable	1,239	311
Inventory	20,803	21,492
Prepaid expenses and other current assets	2,648	3,087
Total current assets	29,121	27,908

Property and equipment, net	13,923	14,006
Deferred tax assets, net long-term	2,857	2,857
Intangible assets, net	16,942	14,914
Goodwill	6,323	6,323
Total assets	$69,166	$66,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,832	$8,174
Accrued distributor compensation	4,641	4,163
Accrued expenses	5,989	3,701
Deferred revenues	1,809	1,870
Other current liabilities	3,408	2,389
Capital lease payable, current portion	862	821
Notes payable, current portion	219	219
Warrant derivative liability	2,735	3,345
Contingent acquisition debt, current portion	411	628
Total current liabilities	27,906	25,310

Capital lease payable, net of current portion	1,398	1,569
Notes payable, net of current portion	4,378	4,431
Convertible notes payable, net of debt discount	8,712	8,327
Contingent acquisition debt, net of current portion	9,759	7,373
Total liabilities	52,153	47,010

Commitments and contingencies

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 100,000,000 shares authorized; 161,135 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common Stock, $0.001 par value: 600,000,000 shares authorized; 392,740,557 and 392,698,557 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	393	393
Additional paid-in capital	169,966	169,839
Accumulated deficit	(153,075)	(151,016)
Accumulated other comprehensive loss	(271)	(218)
Total stockholders’ equity	17,013	18,998
Total Liabilities and Stockholders’ Equity	$69,166	$66,008

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$38,733	$38,202
Cost of revenues	16,867	14,839
Gross profit	21,866	23,363
Operating expenses
Distributor compensation	15,419	15,974
Sales and marketing	3,675	1,801
General and administrative	5,172	4,425
Total operating expenses	24,266	22,200
Operating (loss) income	(2,400)	1,163
Interest expense, net	(1,197)	(1,104)
Change in fair value of warrant derivative liability	610	650
Total other expense	(587)	(454)
(Loss) income before income taxes	(2,987)	709
Income tax (benefit) provision	(928)	558
Net (loss) income	(2,059)	151
Preferred stock dividends	(3)	(3)
Net (loss) income available to common stockholders	$(2,062)	$148

Net (loss) income per share, basic	$(0.01)	$0.00
Net (loss) income per share, diluted	$(0.01)	$0.00

Weighted average shares outstanding, basic	392,715,207	392,595,949
Weighted average shares outstanding, diluted	392,715,207	400,981,653

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(2,059)	$151
Foreign currency translation	53	(109)
Total other comprehensive income (loss)	53	(109)
Comprehensive (loss) income	$(2,006)	$42

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(2,059)	$151
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,036	1,003
Stock based compensation expense	127	70
Amortization of deferred financing costs	90	90
Amortization of prepaid advisory fees	14	15
Change in fair value of warrant derivative liability	(610)	(650)
Amortization of debt discount	263	264
Amortization of warrant issuance costs	32	32
Expenses allocated in profit sharing agreement	(225)	(147)
Change in fair value of contingent acquisition debt	-	(391)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,263)	281
Inventory	689	(1,997)
Prepaid expenses and other current assets	425	(835)
Accounts payable	(342)	1,183
Accrued distributor compensation	478	704
Deferred revenues	(61)	(155)
Accrued expenses and other liabilities	4,841	250
Income taxes receivable	(928)	173
Net Cash Provided by Operating Activities	2,507	41

Cash Flows from Investing Activities:
Acquisitions, net	(175)	-
Purchases of property and equipment	(142)	(611)
Net Cash Used in Investing Activities	(317)	(611)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3	-
Payments of notes payable, net	(53)	(306)
Proceeds (payments) to factoring company	(1,507)	210
Payments of contingent acquisition debt	(134)	(328)
Payments of capital leases	(296)	(41)
Repurchase of common stock	-	(4)
Net Cash Used in Financing Activities	(1,987)	(469)
Foreign Currency Effect on Cash	(53)	(109)
Net increase (decrease) in cash and cash equivalents	150	(1,148)
Cash and Cash Equivalents, Beginning of Period	869	3,875
Cash and Cash Equivalents, End of Period	$1,019	$2,727

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$828	$719
Income taxes	$-	$35

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$166	86
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$2,670	$2,650

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2017

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

The statements presented as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of the results for the entire year.

The Company consolidates all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of Accounting Standards Update (“ASU”) 2015-17 pertaining to the presentation of deferred tax assets and liabilities as noncurrent with retrospective application effective January 1, 2017. This resulted in a reclassification from deferred tax assets, net current to deferred tax assets, net long-term. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss). The adoption of ASU No. 2015-17 resulted in a reclassification of deferred tax assets, net current of $565,000 to deferred tax assets, net long-term on the Company’s consolidated financial statements as of December 31, 2016.

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

Liquidity

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next twelve months as of May 12, 2017.

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

Since the Company incurred a loss for the three months ended March 31, 2017, 105,029,193 common share equivalents including potential convertible shares of common stock associated with the Company's convertible notes, were not included in the weighted-average calculations since their effect would have been anti-dilutive.

The incremental dilutive common share equivalents for the three months ended March 31, 2016 were 8,385,704.

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

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Under the terms of the Factoring Agreement, the Company effectively sold those identified accounts receivable to Crestmark with non-credit related recourse. The Company maintains the risk associated with the factored receivables and is responsible for the servicing and administration of the receivables.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $2,614,000 and $1,078,000 as of March 31, 2017 and December 31, 2016, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $2,796,000 and $1,290,000 as of March 31, 2017 and December 31, 2016, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

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

Costs associated with the 2017 harvest as of March 31, 2017 and December 31, 2016 total approximately $552,000 and $452,000, respectively and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheets. As of December 31, 2016, the inventory related to the 2016 harvest was $112,000. As of March 31, 2017, the ending inventory related to the 2016 harvest has been sold. The Company plans to finalize the inventory valuation related to the 2017 harvest during the second quarter of 2017 once the harvest is complete.

Related Party Transactions

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment CLR is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee and in March 2014 as part of the Siles acquisition, CLR engaged H&H as employees to manage Siles. The Company made purchases of approximately $415,000 and $1,800,000 from this supplier for the three months ended March 31, 2017 and 2016, respectively. In addition, for the three months ended March 31, 2017 and 2016, CLR sold $491,000 and $700,000 respectively, in green coffee to H&H Coffee Group Export, a Florida Company which is affiliated with H&H.

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $21,000 and $34,000 from Northwest Nutraceuticals Inc., for the three months ended March 31, 2017 and 2016, respectively.  In addition, Mr. Renton and his wife are distributors of the Company and can earn commissions on product sales.

Revenue Recognition

The Company recognizes revenue from product sales when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company ships the majority of its direct selling segment products directly to the distributors primarily via UPS, USPS or FedEx and receives substantially all payments for these sales in the form of credit card transactions. The Company regularly monitors its use of credit card or merchant services to ensure that its financial risk related to credit quality and credit concentrations is actively managed. Revenue is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. The Company ships the majority of its coffee segment products via common carrier and invoices its customer for the products. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point.

Sales revenue and a reserve for estimated returns are recorded net of sales tax when product is shipped.

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of March 31, 2017 and December 31, 2016, the balance in deferred revenues was approximately $1,809,000 and $1,870,000 respectively, of which the portion attributable to Heritage Makers was approximately $1,622,000 and $1,662,000, respectively. The remaining balance of approximately $187,000 and $208,000 as of March 31, 2017 and December 31, 2016, related primarily to the Company’s 2017 conventions, respectively, whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2017 and December 31, 2016, the balance in deferred costs was approximately $390,000 and $415,000 respectively, and was included in prepaid expenses and current assets.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU was effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. The Company adopted ASU 2016-17 effective the quarter ended March 31, 2017. The adoption of ASU 2016-17 did not have a significant impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases. The Company does not believe the adoption of the new standard will have a significant impact on our consolidated financial statements; however it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required the Company to adopt the new guidance in the first quarter of fiscal 2017. Early adoption was permitted for financial statements that have not been previously issued and may be applied on either a prospective or retrospective basis. The Company adopted ASU 2015-17 effective the quarter ended March 31, 2017. The adoption of ASU 2015-17 did not have a significant impact on the Company’s consolidated financial statements other than the netting of current and long-term deferred tax assets and liabilities in the non-current section of the balance sheet and footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Inventories consist of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Finished goods	$11,135	$11,550
Raw materials	10,732	11,006
	21,867	22,556
Reserve for excess and obsolete	(1,064)	(1,064)
Inventory, net	$20,803	$21,492

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

During the three months ended March 31, 2017, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix. As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Bellavita Group, LLC

Effective March 1, 2017, the Company acquired certain assets of Bellavita Group, LLC “Bellavita” a direct sales company and producer of health and beauty products with locations and customers primarily in the Asian market.

The contingent consideration’s estimated fair value at the date of acquisition was $1,750,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. In addition, the Company has assumed certain liabilities in accordance with the agreement.

The Company is obligated to make monthly payments based on a percentage of the Bellavita distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Bellavita products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Bellavita aggregate cash payments of the Bellavita distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$825
Customer-related intangible	525
Trademarks and trade name	400
Total purchase price	$1,750

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

The Company expects to finalize the valuations within one (1) year from the acquisition date.

The revenue impact from the Bellavita acquisition, included in the condensed consolidated statement of operations for the three months ended March 31, 2017 was approximately $252,000.

The pro-forma effect assuming the business combination with Bellavita discussed above had occurred at the beginning of the year is not presented as the information was not available.

Ricolife, LLC

Effective March 1, 2017, the Company acquired certain assets of Ricolife, LLC “Ricolife” a direct sales company and producer of teas with health benefits contained within its tea formulas.

The contingent consideration’s estimated fair value at the date of acquisition was $920,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. In addition, the Company has assumed certain liabilities in accordance with the agreement.

The Company is obligated to make monthly payments based on a percentage of the Ricolife distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Ricolife products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Ricolife aggregate cash payments of the Ricolife distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$440
Customer-related intangible	280
Trademarks and trade name	200
Total purchase price	$920

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

The Company expects to finalize the valuations within one (1) year from the acquisition date.

The revenue impact from the Ricolife acquisition, included in the condensed consolidated statement of operations for the three months ended March 31, 2017 was approximately $64,000.

The pro-forma effect assuming the business combination with Ricolife discussed above had occurred at the beginning of the year is not presented as the information was not available.

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

Intangible assets consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,195	$7,460	$6,735	$12,930	$7,162	$5,768
Trademarks and trade names	5,997	896	5,101	5,394	815	4,579
Customer relationships	8,651	3,882	4,769	7,846	3,642	4,204
Internally developed software	720	383	337	720	357	363
Intangible assets	$29,563	$12,621	$16,942	$26,890	$11,976	$14,914

Amortization expense related to intangible assets was approximately $645,000 and $604,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of March 31, 2017 and December 31, 2016 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2017 and 2016.

Goodwill intangible assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Debt

Convertible Notes Payable

Our total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	March 31, 2017	December 31, 2016
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$2,534	$2,296
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	7,025	6,999
Net debt issuance costs	(847)	(968)
Total convertible notes payable, net of debt discount (3)	$8,712	$8,327

(1)
Principal amount of $4,750,000 is net of unamortized debt discounts of $2,216,000 as of March 31, 2017 and $2,454,000 as of December 31, 2016.
(2)
Principal amount of approximately $7,188,000 is net of unamortized debt discounts of $163,000 as of March 31, 2017 and $189,000 as of December 31, 2016.
(3)
Principal amounts are net of unamortized debt discounts and issuance costs of $3,226,000 as of March 31, 2017 and $3,611,000 as of December 31, 2016.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 13,571,429 shares of our common stock, at a conversion price of $0.35 per share, and warrants to purchase 18,586,956 shares of common stock at an exercise price of $0.23 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of March 31, 2017 and December 31, 2016 the principal amount of $4,750,000 remains outstanding.

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and a debt discount of $3,697,000 related to the detachable warrants discount. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of March 31, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $2,216,000 and $2,454,000, respectively. The quarterly amortization of the issuance costs is approximately $238,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of March 31, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $229,000 and $253,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three- year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 20,535,714 shares of common stock, par value $0.001 per share, at a conversion price of $0.35 per share, subject to adjustment as provided therein; and five-year Warrants exercisable to purchase 9,583,333 shares of the Company’s common stock at a price per share of $0.45. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of March 31, 2017 and December 31, 2016 the principal amount of $7,187,500 remains outstanding.

The Company recorded debt discounts of $309,000 related to the beneficial conversion feature of $15,000 and a debt discount of $294,000 related to the detachable warrants discount. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of March 31, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $163,000 and $189,000 respectively. The quarterly amortization of the issuance costs is approximately $26,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of March 31, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $415,000 and $480,000, respectively. The quarterly amortization of the issuance costs is approximately $65,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

In addition the Company issued warrants to the placement agent in connection with the Notes which were valued at approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity instruments and the corresponding deferred issuance costs are amortized over the term of the Notes. As of March 31, 2017 and December 31, 2016, the remaining balance of the warrant issuance costs is approximately $203,000 and $235,000, respectively. The quarterly amortization of the warrant issuance costs is approximately $32,000 and is recorded as interest expense.

Note 7. Derivative Liability

The Company accounted for the warrants issued in conjunction with our November 2015 and July 2014 Private Placements in accordance with the accounting guidance for derivatives ASC Topic 815. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined the warrants issued to the investors that relate to Notes are ineligible for equity classification due to anti-dilution provisions set forth therein.

Warrants classified as derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

The estimated fair value of the outstanding warrant liabilities was $2,735,000 and $3,345,000 as of March 31, 2017 and December 31, 2016, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in decreases of approximately $610,000 and approximately $650,000 for the three months ended March 31, 2017 and 2016, respectively.

Various factors are considered in the pricing models the Company uses to value the warrants, including its current stock price, the remaining life of the warrants, the volatility of its stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, the Company expects future changes in the fair value of the warrants to continue and may vary significantly from period to period. The warrant liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

The estimated fair value of the warrants were computed as of March 31, 2017 and as of December 31, 2016 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	March 31, 2017	December 31, 2016
Stock price volatility	60% - 65%	60% - 65%
Risk-free interest rates	1.50% - 1.27%	1.34% - 1.70%
Annual dividend yield	0%	0%
Expected life	2.3-3.6 years	2.6-3.9 years

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

In connection with the 2015 and 2014 Private Placements, the Company issued warrants to purchase shares of its common stock which are accounted for as derivative liabilities (see Note 7 above.) The estimated fair value of the warrants is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$411	$-	$-	$411
Contingent acquisition debt, less current portion	9,759	-	-	9,759
Warrant derivative liability	2,735	-	-	2,735
Total liabilities	$12,905	$-	$-	$12,905

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$628	$-	$-	$628
Contingent acquisition debt, less current portion	7,373	-	-	7,373
Warrant derivative liability	3,345	-	-	3,345
Total liabilities	$11,346	$-	$-	$11,346

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three months ended March 31, 2016, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $391,000. There were no adjustments to the fair value of the contingent acquisition debt during the three months ended March 31, 2017.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 31, 2017 and December 31, 2016, and accrued dividends of approximately $115,000 and $112,000, respectively. The holders of the Series A Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $0.50 per share.  Each share of Series A Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Preferred have no voting rights, except as required by law.

Common Stock

The Company had 392,740,557 common shares outstanding as of March 31, 2017. The holders of Common Stock are entitled to one vote per share on matters brought before the shareholders.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 15 million of the Company's issued and outstanding common shares from time to time on the open market or via private transactions through block trades.  A total of 3,931,880 shares have been repurchased to-date as of March 31, 2017 at a weighted-average cost of $0.27. There were no repurchases during the three months ended March 31, 2017. The remaining number of shares authorized for repurchase under the plan as of March 31, 2017 is 11,068,120.

Warrants to Purchase Preferred Stock and Common Stock

As of March 31, 2017, warrants to purchase 37,688,030 shares of the Company's common stock at prices ranging from $0.10 to $0.50 were outstanding. All warrants are exercisable as of March 31, 2017 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.52 years and are included in the table below as of March 31, 2017.

A summary of the warrant activity for the three months ended March 31, 2017 is presented in the following table:

Balance at December 31, 2016	37,988,030
Issued	-
Expired / cancelled	(300,000)
Exercised	-
Balance at March 31, 2017	37,688,030

Advisory Agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 100,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to September 1, 2015 this agreement has been extended under the same terms with the monthly cash payment remaining at $6,000 per month and 100,000 shares of restricted common stock for every six (6) months of service performed.

As of March 31, 2017 the Company has issued 100,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of March 31, 2017 the Company has accrued for 200,000 shares of restricted stock that have been earned, but for which the shares have not been issued as of March 31, 2017. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three months ended March 31, 2017 and 2016, the Company recorded expense of approximately $14,000 and $15,000, respectively, in connection with amortization of the stock issuance.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 40,000,000 shares of Common Stock. On February 23, 2017, the Company’s board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (“Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the plan from 40,000,000 to 80,000,000 shares authorized.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Code, in any combination (collectively, “Options”). At March 31, 2017, the Company had 46,577,075 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the three months ended March 31, 2017 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2016	33,230,000	$0.24	$1,346
Issued	20,000	0.31
Canceled / expired	(296,250)	0.19
Exercised	(42,000)	0.19	-
Outstanding March 31, 2017	32,911,750	$0.24	$774
Exercisable March 31, 2017	18,512,750	$0.22	$561

The weighted-average fair value per share of the granted options for the three months ended March 31, 2017 and 2016 was approximately $0.09 and $0.14, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $127,000 and $70,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was approximately $1,959,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 4.18 years.

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

Note 10.  Segment and Geographical Information

We are a leading omni-direct lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual Main Street of products and services under one corporate entity, Youngevity offers products from top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services. We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues
Direct selling	$33,242	$34,798
Commercial coffee	5,491	3,404
Total revenues	$38,733	$38,202
Gross profit
Direct selling	$21,855	$23,490
Commercial coffee	11	(127)
Total gross profit	$21,866	$23,363
Operating (loss) income
Direct selling	$(1,754)	$2,024
Commercial coffee	(646)	(861
Total operating (loss) income	$(2,400)	$1,163
Net (loss) income
Direct selling	$(1,512)	$674
Commercial coffee	(547)	(523)
Total (loss) net income	$(2,059)	$151
Capital expenditures
Direct selling	$128	$312
Commercial coffee	180	299
Total capital expenditures	$308	$611

	As of
	March 31, 2017	December 31, 2016
Total assets
Direct selling	$42,689	$40,127
Commercial coffee	26,477	25,881
Total assets	$69,166	$66,008

Total tangible assets, net located outside the United States were approximately $5.4 million as of March 31, 2017 and December 31, 2016.

The Company conducts its operations primarily in the United States. For the three months ended March 31, 2017 and 2016 approximately 10% and 8%, respectively, of the Company’s sales were derived from sales outside the United States. The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues
United States	$34,835	$34,963
International	3,898	3,239
Total revenues	$38,733	$38,202

Note 11.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2017 and herein and as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the three months ended March 31, 2017, we derived approximately 86% of our revenue from direct sales and approximately 14% of our revenue from our commercial coffee sales. During the three months ended March 31, 2016, we derived approximately 91% of our revenue from our direct sales and approximately 9% of our revenue from our commercial coffee sales.

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

During the three months ended March 31, 2017, we derived approximately 90% of our revenues from sales within the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the three months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenues

For the three months ended March 31, 2017, our revenue increased 1.4% to $38,733,000 as compared to $38,202,000 for the three months ended March 31, 2016.  During the three months ended March 31, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $1,556,000 or 4.5% to $33,242,000 as compared to the three months ended March 31, 2016. This decrease was primarily attributed to a decrease of $3,658,000 in revenues from existing business offset by additional revenues of $2,102,000 derived from the Company’s 2016 and 2017 acquisitions compared to the prior period. The decrease in existing business was primarily due to general weakness in this segment during the first two months of the quarter. For the three months ended March 31, 2017, commercial coffee segment revenues increased by $2,087,000 or 61.3% to $5,491,000 as compared to the three months ended March 31, 2016. This increase was primarily attributed to increased revenues in our coffee roasting business and green coffee business. The increase in green coffee business was as a result of a new contract with one of CLR’s major customers.

The following table summarizes our revenue in thousands by segment:

	For the three months ended March 31,		Percentage
Segment Revenues	2017	2016	change
Direct selling	$33,242	$34,798	(4.5)%
Commercial coffee	5,491	3,404	61.3%
Total	$38,733	$38,202	1.4%

Cost of Revenues

For the three months ended March 31, 2017, overall cost of revenues increased approximately 13.7% to $16,867,000 as compared to $14,839,000 for the three months ended March 31, 2016. The direct selling segment cost of revenues increased 0.7% when compared to the same period last year as a result of product mix with increased sales of products with higher cost of sales as compared to the prior period. The commercial coffee segment cost of revenues increased 55.2% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business, offset by lower costs in the roasting business as the company is focusing more on marketing company-owned brands which yield higher gross margins.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended March 31, 2017, gross profit decreased approximately 6.4% to $21,866,000 as compared to $23,363,000 for the three months ended March 31, 2016.

Gross profit in the direct selling segment decreased by 7.0% to $21,855,000 from $23,490,000 in the prior period as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 1.8% to 65.7% for the three months ended March 31, 2017, compared with the same period last year.

Gross profit in the commercial coffee segment increased to $11,000, compared to a loss of $127,000 in the prior period. The improvement in gross profit in the commercial coffee segment was primarily due to the increase in revenues and the Company’s strategic initiative to focus more on marketing CLR company-owned brands which yield higher gross margins. This was offset by an increase in green coffee costs and an increase in plantation production costs compared to the prior period. Gross profit as a percentage of revenues in the commercial coffee segment increased by 3.9% to 0.2% for the period ended March 31, 2017, compared with the same period last year. Overall gross profit as a percentage of revenues decreased to 56.5%, compared to 61.2% in the prior year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended March 31,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$21,855	$23,490	(7.0)%
Gross Profit % of Revenues	65.7%	67.5%	(1.8)%
Commercial coffee	11	(127)	108.7%
Gross Profit % of Revenues	0.2%	(3.7)%	3.9%
Total	$21,866	$23,363	(6.4)%
Gross Profit % of Revenues	56.5%	61.2%	(4.7)%

Operating Expenses

For the three months ended March 31, 2017, our operating expenses increased approximately 9.3% to $24,266,000 as compared to $22,200,000 for the three months ended March 31, 2016. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended March 31, 2017, distributor compensation decreased 3.5% to $15,419,000 from $15,974,000 for the three months ended March 31, 2016. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 46.4% for the three months ended March 31, 2017 as compared to 45.9% for the three months ended March 31, 2016. This increase was primarily attributable to an increase in incentive payouts.

For the three months ended March 31, 2017, the sales and marketing expense increased to $3,675,000 from $1,801,000 for the three months ended March 31, 2016 primarily due to increased activity in distributor events and an increase in marketing and consulting costs as the Company is revamping its marketing content.

For the three months ended March 31, 2017, the general and administrative expense increased 16.9% to $5,172,000 from $4,425,000 for the three months ended March 31, 2016 primarily due to increases in costs related to the international expansion, consulting fees, amortization costs, computer and internet related costs and travel costs. In addition, the contingent liability revaluation resulted in a benefit of $391,000 for the three months ended March 31, 2016 compared to the current period where the Company did not record a contingent liability revaluation.

Operating (Loss) Income

For the three months ended March 31, 2017, operating (loss) income decreased to a loss of $2,400,000 as compared to income of $1,163,000 for the three months ended March 31, 2016. This was primarily due to the decrease in gross profit and increase in operating expenses discussed above.

Total Other Expense

For the three months ended March 31, 2017, total other expense increased by $133,000 to $587,000 as compared to $454,000 for the three months ended March 31, 2016. Total other expense is primarily net interest expense of $1,197,000 offset by the change in the fair value of warrant derivative of $610,000.

Net interest expense increased by $93,000 for the three months ended March 31, 2017 to $1,197,000 as compared to $1,104,000 in 2016. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with the 2014 and 2015 Private Placement transactions and related non-cash amortization costs of $386,000 and other non-cash costs of $6,000.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized an income tax benefit of $928,000, which is our estimated federal, state and foreign income tax benefit for the three months ended March 31, 2017. For the three months ended March 31, 2017, the current effective tax rate is 31.3% compared to the Federal statutory tax rate of 35%.

Net Income (loss)

For the three months ended March 31, 2017, the Company reported a net loss of $2,059,000 as compared to net income of $151,000 for the three months ended March 31, 2016. The primary reason for the increase in net loss when compared to the prior period was due to a net loss before income taxes of $2,987,000 in 2017 compared to net income before income taxes in 2016 of $709,000 offset by a tax benefit of $928,000 in 2017 when compared to $558,000 in tax provision in 2016.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," decreased to negative $1,237,000 for the three months ended March 31, 2017 compared to $2,236,000 in the same period for the prior year.

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

A reconciliation of our adjusted EBITDA to net income (loss) for the three months ended March 31, 2017 and 2016 is included in the table below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income	$(2,059)	$151
Add/Subtract:
Interest, net	1,197	1,104
Income taxes (benefit) provision	(928)	558
Depreciation	391	399
Amortization	645	604
EBITDA	(754)	2,816
Add/Subtract:
Stock based compensation	127	70
Change in the fair value of warrant derivative	(610)	(650)
Adjusted EBITDA	$(1,237)	$2,236

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2017 we had cash and cash equivalents of approximately $1,019,000 as compared to cash and cash equivalents of $869,000 as of December 31, 2016.

Cash Flows

Cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $2,507,000 as compared to net cash provided by operating activities of $41,000 for the three months ended March 31, 2016. Net cash provided by operating activities consisted of a net loss of $2,059,000, net non-cash operating activity of $727,000, offset by $3,839,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $1,036,000 in depreciation and amortization, $127,000 in stock based compensation expense, $90,000 related to the amortization of deferred financing costs associated with our Private Placements, $263,000 related to the amortization of debt discounts, $32,000 related to the amortization of warrant issuance costs and $14,000 in other non-cash items, offset by $610,000 related to the change in the fair value of warrant derivative liability and $225,000 in expenses allocated in profit sharing agreement.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,263,000 of which $1,536,000 related to an increase in our factoring receivable and a decrease of $273,000 from trade related receivables, accounts payable of $342,000, changes in deferred revenues of $61,000 and in increase in income taxes receivable of $928,000. Increases in working capital primarily related to changes in inventory of $689,000, changes in prepaid expenses and other current assets of $425,000, accrued distributor compensation of $478,000 and changes in accrued expenses and other liabilities of $4,841,000.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2017 was $317,000 as compared to net cash used in investing activities of $611,000 for the three months ended March 31, 2016. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash used in financing activities. Net cash used in financing activities was $1,987,000 for the three months ended March 31, 2017 as compared to net cash used in financing activities of $469,000 for the three months ended March 31, 2016. The increase in cash used in financing activities was primarily related to payments associated with the CLR factoring agreement when compared to proceeds from factoring in the prior year period.

Net cash used in financing activities consisted of $53,000 in payments to reduce notes payable, $1,507,000 in payments related to the factoring agreement, $134,000 in payments related to contingent acquisition debt, and $296,000 in payments related to capital lease financing obligations offset by proceeds from the exercise of stock options of $3,000.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2017 from those described in our Annual Report for the year ended December 31, 2016.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU was effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. We adopted ASU 2016-17 effective the quarter ended March 31, 2017. The adoption of ASU 2016-17 did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases. We do not believe the adoption of the new standard will have a significant impact on our consolidated financial statements; however it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required the Company to adopt the new guidance in the first quarter of fiscal 2017. Early adoption was permitted for financial statements that have not been previously issued and may be applied on either a prospective or retrospective basis. We adopted ASU 2015-17 effective the quarter ended March 31, 2017. The adoption of ASU 2015-17 did not have a significant impact on our consolidated financial statements other than the netting of current and long-term deferred tax assets and liabilities in the non-current section of the balance sheet and footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 30, 2017, and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended March 31, 2017.

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

As of March 31, 2017 the total number of shares that may yet be purchased under the share repurchase program was 11,068,120. There were no shares repurchased during the three months ended March 31, 2017.

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: May 12, 2017	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)