Form 10-K/A
period 2016-12-31
Youngevity International, Inc.
filed 2017-08-14
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
		(Do not check if a smaller reporting company)	Emerging growth company [X]

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

EXPLANATORY NOTE

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Youngevity,” and the “Company” refer to Youngevity International, Inc. and its subsidiaries.

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission on March 30, 2017 (the “Original 10-K”) to reflect the restatement of certain of the Company’s previously issued Consolidated Statements of Cash Flows and the notes related thereto and certain other related matters. There were no changes to the Consolidated Balance Sheets or Consolidated Statements of Operations.

On August 14, 2017, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02 and in Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Amendment, the Company determined that a restatement was necessary due to the effect of an error in its Consolidated Statements of Cash Flows.

The Company has completed its assessment of the impact of the aforementioned error. Based on that assessment, the Company has determined that it needs to restate the Consolidated Statements of Cash Flows contained in the Original 10-K for the fiscal year ended December 31, 2016 and the three quarterly periods in 2016. In this Amendment, the Company therefore amends and restates the Consolidated Statements of Cash Flows for the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 (the “Restated Periods”) as further disclosed in Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Amendment. In addition, in this Amendment, we also amend and restate Item 1A, “Risk Factors”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 9A, “Controls and Procedures.”

To assist in your review of this filing, this Amendment sets forth the Original 10-K in its entirety. The Company believes that presenting all of the amended and restated information regarding the Restated Periods in this Amendment allows investors to review all pertinent data in a single presentation. However, this Amendment only amends and restates Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 8, the Consolidated Statements of Cash Flows contained in Item 8, Item 1A of Part II, Item 7 and Item 9A, in each case as a result of, and to reflect, the restatement and related matters. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original 10-K has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information in the Original 10-K is amended hereby. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original 10-K and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Other events occurring after the filing of the Original 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of this filing.

For a description of the control deficiencies identified by management as a result of the restatement and the Company’s internal reviews, and management’s plan to remediate those deficiencies, see Item 9A—Controls and Procedures.

In addition, the Company will be amending the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 to restate and amend the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and the notes related thereto and certain other related matters.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K/A
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

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Due to an error in our Statements of Cash Flows for the year ended December 31, 2016, and the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017, we have restated our Statements of Cash Flows for such prior periods and certain related matters. We have commenced measures to remediate the identified material weakness in our internal controls: however there can be no assurance that the weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

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

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2016 was $1,827,000 as compared to net cash provided by operating activities of $1,367,000 for the year ended December 31, 2015. Net cash used in operating activities consisted of net loss of $398,000, net noncash operating activity of $2,030,000 offset by $3,459,000 in changes in operating assets and liabilities.

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

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in inventory of $3,515,000, changes in accounts receivable of $525,000 of which $522,000 related to an increase in our factoring receivable and an increase of $3,000 from trade related receivables, prepaid expenses and other current assets of $733,000, accrued distributor compensation of $60,000, deferred revenues of $710,000 and income tax receivable of $138,000. Increases in working capital primarily related to changes in accrued expenses and other liabilities of $1,063,000, and accounts payable of $1,159,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2016 was $1,445,000, as compared to net cash used in investing activities of $3,230,000 for the year ended December 31, 2015. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $158,000 for the year ended December 31, 2016 as compared to net cash provided by financing activities of $2,792,000 for the year ended December 31, 2015. The decrease in cash provided by financing activities was primarily due to the net proceeds related to the January 2015 Private Placement of approximately $5,080,000 received during the prior year period.

Net cash provided by financing activities consisted of $453,000 in payments to reduce notes payable, $773,000 in payments related to contingent acquisition debt, and $36,000 in payments related to our share repurchase program offset by $833,000 in proceeds related to the factoring agreement, proceeds from the exercise of stock options and warrants, net, of $30,000 and $557,000 in proceeds from capital lease financing net of payments to reduce capital lease obligations.

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

As discussed in Note 13 to the consolidated financial statements, the 2016 consolidated statement of cash flows has been restated to correct an error in the presentation of proceeds and repayments under the Company's factoring facility.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 30, 2017, except as it relates to the matter discussed in Note 13, as to which the date is August 14, 2017.

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

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands, except share amounts)

	Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:	(As Restated)*
Net loss	$(398)	$(1,706)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,862	3,354
Stock based compensation expense	395	455
Warrant modification expense	-	253
Amortization of deferred financing costs	360	899
Amortization of prepaid advisory fees	58	20
Stock issuance for services	30	-
Change in fair value of warrant derivative liability	(1,371)	39
Amortization of debt discount	1,053	967
Amortization of warrant issuance costs	128	21
Expenses allocated in profit sharing agreement	(698)	(528)
Change in fair value of contingent acquisition debt	(1,462)	(446)
Extinguishment loss on debt	-	1,198
Deferred income taxes	(325)	1,409
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(525)	168
Inventory	(3,515)	(6,194)
Prepaid expenses and other current assets	(733)	885
Accounts payable	1,159	1,608
Accrued distributor compensation	(60)	46
Deferred revenues	(710)	(2,495)
Accrued expenses and other liabilities	1,063	1,278
Income taxes receivable	(138)	136
Net Cash (Used In) Provided by Operating Activities	(1,827)	1,367

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(48)	(32)
Purchases of property and equipment	(1,397)	(3,198)
Net Cash Used in Investing Activities	(1,445)	(3,230)

Cash Flows from Financing Activities:
Proceeds from issuance of secured promissory notes and common stock, net of offering costs	-	5,080
Proceeds from issuance of convertible notes payable, net	-	2,383
Proceeds from the exercise of stock options and warrants, net	30	272
Proceeds from factoring company	833	82
Payments of notes payable, net	(453)	(1,214)
Payments of contingent acquisition debt	(773)	(3,338)
Proceeds (payments) of capital leases	557	(47)
Repurchase of common stock	(36)	(426)
Net Cash Provided by Financing Activities	158	2,792
Foreign Currency Effect on Cash and Cash Equivalents	108	(51)
Net (decrease) increase in cash and cash equivalents	(3,006)	878
Cash and Cash Equivalents, Beginning of Period	3,875	2,997
Cash and Cash Equivalents, End of Period	$869	$3,875

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,966	$2,127
Income taxes	$181	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases and accounts payable agreements	$1,582	$429
Common stock issued in connection with financing	$-	$587
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 2 for non-cash activity)	$3,604	$1,136

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

* Consolidated Statement of Cash Flows as of December 31, 2016 has been restated. See Note 13.

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

Note 12.  Subsequent Events

None.

Note 13. Restatement

The Company identified the following errors impacting the Company’s audited consolidated statement of cash flows as of December 31, 2016 and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016, six months ended June 30, 2016 and the nine months ended September 30, 2016.  The restatement adjustments, correct an error in the presentation of cash flow activity under the Company’s factoring facility to properly reflect net borrowings and net payments. There was no impact to the net increase or decrease in cash or cash balances.  The correction of the errors did not result in a change to net cash for the periods. There were no changes to Supplemental Disclosures of Noncash Investing and Financing Activities.

Youngevity International, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2016
	Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net Loss	$ (398)	$ -	$ (398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,862	-	3,862
Stock based compensation expense	395	-	395
Amortization of deferred financing costs	360	-	360
Amortization of prepaid advisory fees	58	-	58
Stock issuance for services	30	-	30
Change in fair value of warrant derivative liability	(1,371)	-	(1,371)
Amortization of debt discount	1,053	-	1,053
Amortization of warrant issuance costs	128	-	128
Expenses allocated in profit sharing agreement	(698)	-	(698)
Change in fair value of contingent acquisition debt	(1,462)	-	(1,462)
Deferred income taxes	(325)	-	(325)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(525)	-	(525)
Inventory	(3,515)	-	(3,515)
Prepaid expenses and other current assets	(733)	-	(733)
Accounts payable	1,159	-	1,159
Accrued distributor compensation	(60)	-	(60)
Deferred revenues	(710)	-	(710)
Accrued expenses and other liabilities	2,729	(1,666)	1,063
Income taxes receivable	(138)	-	(138)
Net Cash Used in Operating Activities	(161)	(1,666)	(1,827)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(48)	-	(48)
Purchases of property and equipment	(1,397)	-	(1,397)
Net Cash Used in Investing Activities	(1,445)	-	(1,445)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants, net	30	-	30
Proceeds (Payments) from/to factoring company, net	(833)	1,666	833
Payments of notes payable, net	(453)	-	(453)
Payments of contingent acquisition debt	(773)	-	(773)
Proceeds of capital leases	557	-	557
Repurchase of common stock	(36)	-	(36)
Net Cash (Used in) Provided by Financing Activities	(1,508)	1,666	158
Foreign Currency Effect on Cash	108	-	108
Net decrease in cash and cash equivalents	(3,006)	-	(3,006)
Cash and Cash Equivalents, Beginning of Period	3,875	-	3,875
Cash and Cash Equivalents, End of Period	$ 869	$ -	$ 869

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2016
	Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$ 151	$ -	$ 151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003	-	1,003
Stock based compensation expense	70	-	70
Amortization of deferred financing costs	90	-	90
Amortization of prepaid advisory fees	15	-	15
Change in fair value of warrant derivative liability	(650)	-	(650)
Amortization of debt discount	264	-	264
Amortization of warrant issuance costs	32	-	32
Expenses allocated in profit sharing agreement	(147)	-	(147)
Change in fair value of contingent acquisition debt	(391)	-	(391)
Changes in operating assets and liabilities, net of effect from business combinations:			-
Accounts receivable	281	-	281
Inventory	(1,997)	-	(1,997)
Prepaid expenses and other current assets	(835)	-	(835)
Accounts payable	1,183	-	1,183
Accrued distributor compensation	704	-	704
Deferred revenues	(155)	-	(155)
Accrued expenses and other liabilities	250	420	670
Income taxes receivable	173	-	173
Net Cash Provided by Operating Activities	41	420	461

Cash Flows from Investing Activities:
Purchases of property and equipment	(611)	-	(611)
Net Cash Used in Investing Activities	(611)		(611)

Cash Flows from Financing Activities:
Proceeds (Payments) from/to factoring company, net	210	(420)	(210)
Payments of notes payable, net	(306)	-	(306)
Payments of contingent acquisition debt	(328)	-	(328)
Payments of capital leases	(41)	-	(41)
Repurchase of common stock	(4)	-	(4)
Net Cash Used in Financing Activities	(469)	(420)	(889)
Foreign Currency Effect on Cash	(109)	-	(109)
Net decrease in cash and cash equivalents	(1,148)	-	(1,148)
Cash and Cash Equivalents, Beginning of Period	3,875	-	3,875
Cash and Cash Equivalents, End of Period	$ 2,727	$-	$ 2,727

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2016
	Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$ 42	$ -	$ 42
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,987	-	1,987
Stock based compensation expense	126	-	126
Amortization of deferred financing costs	180	-	180
Amortization of prepaid advisory fees	31	-	31
Stock issuance for services	30	-	30
Change in fair value of warrant derivative liability	(166)	-	(166)
Amortization of debt discount	527	-	527
Amortization of warrant issuance costs	64	-	64
Expenses allocated in profit sharing agreement	(382)	-	(382)
Change in fair value of contingent acquisition debt	(871)	-	(871)
Changes in operating assets and liabilities, net of effect from business combinations:			-
Accounts receivable	(391)		(391)
Inventory	(2,301)	-	(2,301)
Prepaid expenses and other current assets	(67)	-	(67)
Accounts payable	458	-	458
Accrued distributor compensation	738	-	738
Deferred revenues	(465)	-	(465)
Accrued expenses and other liabilities	635	(1,662)	(1,027)
Income taxes receivable	173	-	173
Net Cash Provided by (Used in) Operating Activities	348	(1,662)	(1,314)

Cash Flows from Investing Activities:
Purchases of property and equipment	(461)	-	(461)
Net Cash Used in Investing Activities	(461)	-	(461)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock optionsand warrants, net	12	-	12
Proceeds (Payments) from/to factoring company, net	(831)	1,662	831
Payments of notes payable, net	(358)	-	(358)
Payments of contingent acquisition debt	(462)	-	(462)
Proceeds of capital leases	(132)	-	(132)
Repurchase of common stock	(20)	-	(20)
Net Cash Used in Financing Activities	(1,791)	1,662	(129)
Foreign Currency Effect on Cash	(146)	-	(146)
Net decrease in cash and cash equivalents	(2,050)	-	(2,050)
Cash and Cash Equivalents, Beginning of Period	3,875	-	3,875
Cash and Cash Equivalents, End of Period	$ 1,825	$-	$ 1,825

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2016
	Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$ 109	$ -	$ 109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,865	-	2,865
Stock based compensation expense	292	-	292
Amortization of deferred financing costs	270	-	270
Amortization of prepaid advisory fees	46	-	46
Stock issuance for services	30	-	30
Change in fair value of warrant derivative liability	(535)	-	(535)
Amortization of debt discount	790	-	790
Amortization of warrant issuance costs	96	-	96
Expenses allocated in profit sharing agreement	(557)	-	(557)
Change in fair value of contingent acquisition debt	(1,185)	-	(1,185)
Changes in operating assets and liabilities, net of effect from business combinations:-			-
Accounts receivable-	(1,411)	-	(1,411)
Inventory-	(1,925)	-	(1,925)
Prepaid expenses and other current assets	(502)	-	(502)
Accounts -payable	293	-	293
Accrued distributor compensation	401	-	401
Deferred revenues	(652)	-	(652)
Accrued expenses and other liabilities	2,967	(2,262)	705
Income taxes receivable	173	-	173
Net Cash Provided by (Used in) Operating Activities	1,565	(2,262)	(697)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(88)	-	(88)
Purchases of property and equipment	(938)	-	(938)
Net Cash Used in Investing Activities	(1,026)	-	(1,026)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock optionsand warrants, net	39	-	39
Proceeds (Payments) from/to factoring company, net	(1,131)	2,262	1,131
Payments of notes payable, net	(411)	-	(411)
Payments of contingent acquisition debt	(708)	-	(708)
Payments of capital leases	19	-	19
Repurchase of common stock	(36)	-	(36)
Net Cash (Used in) Provided by Financing Activities	(2,228)	2,262	34
Foreign Currency Effect on Cash	(174)	-	(174)
Net decrease in cash and cash equivalents	(1,863)	-	(1,863)
Cash and Cash Equivalents, Beginning of Period	3,875	-	3,875
Cash and Cash Equivalents, End of Period	$ 2,012	$-	$ 2,012

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a15(f) and 15d15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), which concluded, that the Company did not have an adequate review process resulting in an error in the Consolidated Statements of Cash Flows.  Management concluded that there was a material weakness in the Company’s internal control over financial reporting as of December 31, 2016

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Our Controls

Management’s Remediation Efforts

During the preparation of the Form 10-Q for the quarter ended June 30, 2017, the Company discovered an error in the Consolidated Statement of Cash Flows in the Company’s previously issued consolidated financial statements for the year ended December 31, 2016 and for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017. The Company has restated Consolidated Statements of Cash Flows for all the prior affected periods and intends to restate its Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2017. The restatement corrected an error in the presentation of cash flow activity under the factoring facility to properly reflect net borrowings and net payments. To remediate the issue, the Company added an additional review process for oversight and review of the Consolidated Statements of Cash Flows. The Company will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

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

YOUNGEVITY INTERNATIONAL, INC.

August 14, 2017	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

August 14, 2017		/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial and Accounting Officer)