Form 10-Q/A
period 2017-03-31
Youngevity International, Inc.
filed 2017-08-14
CIK 1569329

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

The Company has prepared this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which was originally filed with the Securities and Exchange Commission on May 12, 2017 (the “Original 10-Q”) to reflect the restatement of certain of the Company’s previously issued Condensed Consolidated Statements of Cash Flows and the notes related thereto and certain other related matters. There were no changes to the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Operations.

On August 14, 2017, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02 and in Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Amendment, the Company determined that a restatement was necessary due to the effect of an error in its Condensed Consolidated Statements of Cash Flows.

The Company has completed its assessment of the impact of the aforementioned error. Based on that assessment, the Company has determined that it needs to restate the Condensed Consolidated Statements of Cash Flows contained in the Original 10-Q for the quarter ended March 31, 2017. In this Amendment, the Company therefore amends and restates the Condensed Consolidated Statements of Cash Flows for the Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (the “Restated Period”) as further disclosed in Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of this Amendment. In addition, in this Amendment, the Company also amend and restate Part II, Item 1A, “Risk Factors”, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part I, Item 4, “Controls and Procedures.”

To assist in your review of this filing, this Amendment sets forth the Original 10-Q in its entirety. The Company believes that presenting all of the amended and restated information regarding the Restated Period in this Amendment allows investors to review all pertinent data in a single presentation. However, this Amendment only amends and restates Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1, the Condensed Consolidated Statements of Cash Flows contained in Part I, Item 1, Part II, Item 1A, Part I, Item 2 and Part I, Item 4, in each case as a result of, and to reflect, the restatement and related matters.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original 10-Q has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information in the Original 10-Q is amended hereby.  Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original 10-Q and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the Original 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC subsequent to the date of this filing.

For a description of the control deficiencies identified by management as a result of the restatement and the Company’s internal reviews, and management’s plan to remediate those deficiencies, see Part I, Item 4—Controls and Procedures.

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

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:	(As Restated)*	(As Restated)
Net (loss) income	$(2,059)	$151
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,036	1,003
Stock based compensation expense	127	70
Amortization of deferred financing costs	90	90
Amortization of prepaid advisory fees	14	15
Change in fair value of warrant derivative liability	(610)	(650)
Amortization of debt discount	263	264
Amortization of warrant issuance costs	32	32
Expenses allocated in profit sharing agreement	(225)	(147)
Change in fair value of contingent acquisition debt	-	(391)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,263)	281
Inventory	689	(1,997)
Prepaid expenses and other current assets	425	(835)
Accounts payable	(342)	1,183
Accrued distributor compensation	478	704
Deferred revenues	(61)	(155)
Accrued expenses and other liabilities	1,827	670
Income taxes receivable	(928)	173
Net Cash (Used in) Provided by Operating Activities	(507)	461

Cash Flows from Investing Activities:
Acquisitions, net	(175)	-
Purchases of property and equipment	(142)	(611)
Net Cash Used in Investing Activities	(317)	(611)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3	-
Payments of notes payable, net	(53)	(306)
Proceeds (payments) from/to factoring company	1,507	(210)
Payments of contingent acquisition debt	(134)	(328)
Payments of capital leases	(296)	(41)
Repurchase of common stock	-	(4)
Net Cash Provided by (Used in) Financing Activities	1,027	(889)
Foreign Currency Effect on Cash	(53)	(109)
Net increase (decrease) in cash and cash equivalents	150	(1,148)
Cash and Cash Equivalents, Beginning of Period	869	3,875
Cash and Cash Equivalents, End of Period	$1,019	$2,727

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$828	$719
Income taxes	$-	$35

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$166	86
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$2,670	$2,650

*The Condensed Consolidated Statement of Cash Flows as of March 31, 2017 has been restated.  See Note 12.

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

Note 11.  Subsequent Events

None.

Note 12. Restatement

The Company identified the following errors impacting the Company’s condensed consolidated statement of cash flows as of March 31, 2017.  The restatement adjustments correct an error in the presentation of cash flow activity under the Company’s factoring facility to properly reflect net borrowings and net payments. There was no impact to the net increase in cash or decrease in cash or cash balances. The correction of errors did not result in a change to the net cash for the period.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31, 2017
	Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net Loss	$ (2,059)	$ -	$ (2,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	-	1,036
Stock based compensation expense	127	-	127
Amortization of deferred financing costs	90	-	90
Amortization of prepaid advisory fees	14	-	14
Change in fair value of warrant derivative liability	(610)	-	(610)
Amortization of debt discount	263	-	263
Amortization of warrant issuance costs	32	-	32
Expenses allocated in profit sharing agreement	(225)	-	(225)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,263)	-	(1,263)
Inventory	689	-	689
Prepaid expenses and other current assets	425	-	425
Accounts payable	(342)	-	(342)
Accrued distributor compensation	478	-	478
Deferred revenues	(61)	-	(61)
Accrued expenses and other liabilities	4,841	(3,014)	1,827
Income taxes receivable	(928)	-	(928)
Net Cash Provided by (Used in) Operating Activities	2,507	(3,014)	(507)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(175)	-	(175)
Purchases of property and equipment	(142)	-	(142)
Net Cash Used in Investing Activities	(317)	-	(317)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3	-	3
Payments of notes payable, net	(53)	-	(53)
Proceeds (Payments) from/to factoring company, net	(1,507)	3,014	1,507
Payments of contingent acquisition debt	(134)	-	(134)
Payments of capital leases	(296)	-	(296)
Net Cash (Used in) Provided by Financing Activities	(1,987)	3,014	1,027
Foreign Currency Effect on Cash	(53)	-	(53)
Net increase in cash and cash equivalents	150	-	150
Cash and Cash Equivalents, Beginning of Period	869	-	869
Cash and Cash Equivalents, End of Period	$ 1,019	$-	$ 1,019

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

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2017 was $507,000 as compared to net cash provided by operating activities of $461,000 for the three months ended March 31, 2016. Net cash used in operating activities consisted of a net loss of $2,059,000, net non-cash operating activity of $727,000, offset by $825,000 in changes in operating assets and liabilities.

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

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,263,000 of which $1,536,000 related to an increase in our factoring receivable and a decrease of $273,000 from trade related receivables, accounts payable of $342,000, changes in deferred revenues of $61,000 and in increase in income taxes receivable of $928,000. Increases in working capital primarily related to changes in inventory of $689,000, changes in prepaid expenses and other current assets of $425,000, accrued distributor compensation of $478,000 and changes in accrued expenses and other liabilities of $1,827,000.

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

Cash provided by financing activities. Net cash provided by financing activities was $1,027,000 for the three months ended March 31, 2017 as compared to net cash used in financing activities of $889,000 for the three months ended March 31, 2016. The increase in cash provided by financing activities was primarily related to proceeds associated with the factoring agreement when compared to payments from factoring in the prior year period.

Net cash provided by financing activities consisted of $53,000 in payments to reduce notes payable, $1,507,000 in proceeds related to the factoring agreement, $134,000 in payments related to contingent acquisition debt, and $296,000 in payments related to capital lease financing obligations offset by proceeds from the exercise of stock options of $3,000.

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

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, there was a material weakness in the Company's internal control over financial reporting as of March 31, 2017 and December 31, 2016, and that such disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

Management’s Remediation Efforts

During the preparation of the Form 10-Q for the quarter ended June 30, 2017, the Company discovered an error in the Consolidated Statements of Cash Flows in the Company’s previously issued consolidated financial statements which led to the conclusion, that the Company did not have an adequate review process resulting in an error in the Consolidated Statements of Cash Flows. This represented a material weakness in the Company’s internal control over financial reporting. For the year ended December 31, 2016 and for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017 the Company has restated its Consolidated Statements of Cash Flows for all the affected periods. The restatement corrected an error in the presentation of cash flow activity under the factoring facility to properly reflect net borrowings and net payments. To remediate the issue, the Company has added an additional review process for oversight and review of the Consolidated Statements of Cash Flows. The Company will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in Amendment No. 1 to our Annual Report on Form 10-K/A (the “10-K/A”) all of the information contained in our public filings before deciding whether to purchase our common stock.  The following information updates, and should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in the 10-K/A.  Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in the 10-K/A.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Due to an error in our Statements of Cash Flows for the year ended December 31, 2016, the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017, we have restated our Statements of Cash Flows for such prior periods and certain related matters. We have commenced measures to remediate the identified material weakness in our internal controls: however there can be no assurance that the weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: August 14, 2017	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)