Form 10-Q
period 2017-06-30
Youngevity International, Inc.
filed 2017-08-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, the issuer had 19,678,166 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$903	$869
Accounts receivable, due from factoring company	2,743	1,078
Trade accounts receivable, net	843	1,071
Income tax receivable	1,784	311
Inventory	20,674	21,492
Prepaid expenses and other current assets	2,910	3,087
Total current assets	29,857	27,908

Property and equipment, net	13,997	14,006
Deferred tax assets	2,857	2,857
Intangible assets, net	16,249	14,914
Goodwill	6,323	6,323
Total assets	$69,283	$66,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,493	$8,174
Accrued distributor compensation	4,832	4,163
Accrued expenses	5,210	3,701
Deferred revenues	1,848	1,870
Other current liabilities	3,739	2,389
Capital lease payable	891	821
Notes payable	203	219
Warrant derivative liability	4,076	3,345
Contingent acquisition debt	359	628
Total current liabilities	30,651	25,310

Capital lease payable, net of current portion	1,210	1,569
Notes payable, net of current portion	4,393	4,431
Convertible notes payable, net of debt discount	9,098	8,327
Contingent acquisition debt, net of current portion	9,058	7,373
Total liabilities	54,410	47,010

Commitments and contingencies, Note 1

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 5,000,000 shares authorized; 161,135 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 19,668,166 and 19,634,345 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (1)	20	20
Additional paid-in capital	170,862	170,212
Accumulated deficit	(155,805)	(151,016)
Accumulated other comprehensive loss	(204)	(218)
Total stockholders’ equity	14,873	18,998
Total Liabilities and Stockholders’ Equity	$69,283	$66,008

(1)
See Note 1, “Reverse Stock Split.” All share data have been retroactively adjusted to reflect Youngevity’s 1-for-20 reverse stock split, which was effective on June 7, 2017.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$41,527	$42,500	$80,260	$80,702
Cost of revenues	17,425	17,069	34,292	31,908
Gross profit	24,102	25,431	45,968	48,794
Operating expenses
Distributor compensation	16,686	16,796	32,105	32,770
Sales and marketing	2,901	2,637	6,576	4,438
General and administrative	5,191	4,474	10,363	8,899
Total operating expenses	24,778	23,907	49,044	46,107
Operating (loss) income	(676)	1,524	(3,076)	2,687
Interest expense, net	(1,258)	(1,089)	(2,455)	(2,193)
Change in fair value of warrant derivative liability	(1,341)	(484)	(731)	166
Total other expense	(2,599)	(1,573)	(3,186)	(2,027)
(Loss) income before income taxes	(3,275)	(49)	(6,262)	660
Income tax (benefit) provision	(545)	60	(1,473)	618
Net (loss) income	(2,730)	(109)	(4,789)	42
Preferred stock dividends	(3)	(3)	(6)	(6)
Net (loss) income attributable to common stockholders	$(2,733)	$(112)	$(4,795)	$36

Net (loss) income per share, basic (1)	$(0.14)	$(0.01)	$(0.24)	$0.00
Net (loss) income per share, diluted (1)	$(0.14)	$(0.01)	$(0.24)	$0.00

Weighted average shares outstanding, basic (1)	19,651,705	19,630,030	19,643,486	19,629,913
Weighted average shares outstanding, diluted (1)	19,651,705	19,630,030	19,643,486	19,984,044

(1)
See Note 1, “Reverse Stock Split.” All share data have been retroactively adjusted to reflect Youngevity’s 1-for-20 reverse stock split, which was effective on June 7, 2017.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(2,730)	$(109)	$(4,789)	$42
Foreign currency translation	(67)	(37)	(14)	(146)
Total other comprehensive loss	(67)	(37)	(14)	(146)
Comprehensive loss	$(2,797)	$(146)	$(4,803)	$(104)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:		(As Restated)
Net (loss) income	$(4,789)	$42
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,099	1,987
Stock based compensation expense	485	126
Amortization of deferred financing costs	180	180
Amortization of prepaid advisory fees	28	31
Stock issuance for services	150	30
Change in fair value of warrant derivative liability	731	(166)
Amortization of debt discount	527	527
Amortization of warrant issuance costs	64	64
Expenses allocated in profit sharing agreement	(420)	(382)
Change in fair value of contingent acquisition debt	(680)	(871)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,437)	(391)
Inventory	818	(2,301)
Income taxes receivable	(1,473)	173
Prepaid expenses and other current assets	149	(67)
Accounts payable	1,319	458
Accrued distributor compensation	669	738
Deferred revenues	(22)	(465)
Accrued expenses and other liabilities	1,426	(1,027)
Net Cash Used In Operating Activities	(176)	(1,314)

Cash Flows from Investing Activities:
Acquisitions, net	(175)	-
Purchases of property and equipment	(499)	(461)
Net Cash Used in Investing Activities	(674)	(461)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants, net	21	12
Proceeds from factoring company	1,652	831
Payments of notes payable, net	(104)	(358)
Payments of contingent acquisition debt	(204)	(462)
Payments of capital leases	(495)	(132)
Repurchase of common stock	-	(20)
Net Cash Provided by (Used in) Financing Activities	870	(129)
Foreign Currency Effect on Cash	14	(146)
Net increase (decrease) in cash and cash equivalents	34	(2,050)
Cash and Cash Equivalents, Beginning of Period	869	3,875
Cash and Cash Equivalents, End of Period	$903	$1,825

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,730	$1,425
Income taxes	$31	$145

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$256	1,046
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$2,670	$2,650

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2017

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

The statements presented as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of the results for the entire year.

Youngevity International, Inc. (the “Company”) consolidates all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As previously reported on the Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on August 14, 2017, the Company restated the interim Consolidated Statement of Cash Flows for the quarter ended June 30, 2016 previously filed by the Company in its quarterly report on Form 10-Q for the same period. This was due to an error in the presentation of cash flow activity under the Company’s factoring facility. The current report for the quarter ended June 30, 2017 reflects the restated numbers for the six months ended June 30, 2016.

Nature of Business

The Company, founded in 1996, develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.  The Company operates in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to the Company or collectively to the Company and its subsidiaries.

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates our direct selling networks, CLR Roasters, LLC (“CLR”), our commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. (“Siles”), located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., Legacy for Life Limited (Hong Kong), BellaVita Group LLC; Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan.

The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

Reverse Stock Split

On June 5, 2017, the Company filed a certificate to amend its Articles of Incorporation to effect a reverse split on a one-for-twenty basis (the “Reverse Split”), whereby, every twenty shares of the Company’s common stock, par value $0.001 per share (the “Common Stock or “common stock”), were exchanged for one share of its common stock. The Reverse Split became effective on June 7, 2017. All common stock share and per share amounts have been adjusted to reflect retrospective application of the Reverse Split, unless otherwise indicated. The Common Stock began trading on a reverse split basis at the market opening on June 8, 2017.

NASDAQ Listing

Effective June 21, 2017, the Common Stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “YGYI”. Prior to the Company’s uplisting to NASDAQ the Company’s common stock had been traded on the OTCQX market.

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

Liquidity

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next twelve months as of August 14, 2017.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of in-the-money stock options, warrants and convertible preferred stock and Common Stock associated with the Company's convertible notes based on the average stock price for each period using the treasury stock method.

Since the Company incurred a loss for the three and six months ended June 30, 2017, 5,282,208 common share equivalents were not included in the weighted-average calculations since their effect would have been anti-dilutive.

The Company incurred a loss for the three months ended June 30, 2016, and therefore, 4,866,703 common share equivalents including potential convertible shares of Common Stock associated with the Company's convertible notes were not included in the weighted-average calculation since their effect would have been anti-dilutive. The incremental dilutive common share equivalents were 1,380,915 for the six months ended June 30, 2016.

Income and loss per share amounts and weighted average shares outstanding for all periods have been retroactively adjusted to reflect the Company’s 1-for-20 Reverse Split, which was effective June 7, 2017.

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

Factoring Agreement

The Company has a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to the Company’s accounts receivable resulting from sales of certain products within its commercial coffee segment. Effective May 1, 2016, the Company entered into a third amendment to the factoring agreement (“Agreement”). Under the terms of the Agreement, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals will be provided by Crestmark. Additionally, the Agreement expands the factoring facility to include advanced borrowings against eligible inventory up to 50% of landed cost of finished goods inventory that meet certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the accounts receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrues on the outstanding balance and a factoring commission is charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and is recorded as interest expense. In addition, the Company and the Company’s CEO, Mr. Wallach have entered into a Guaranty and Security Agreement with Crestmark Bank guaranteeing payments in the event that CLR were to default. This Agreement is effective until February 1, 2019.

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $2,743,000 and $1,078,000 as of June 30, 2017 and December 31, 2016, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $2,942,000 and $1,290,000 as of June 30, 2017 and December 31, 2016, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

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

As of December 31, 2016, the inventory related to the 2016 harvest was $112,000. As of June 30, 2017, all previously harvested coffee from the 2016 harvest had been sold.

In April 2017, the Company completed the 2017 harvest in Nicaragua and approximately $552,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2017. The remaining inventory as of June 30, 2017 is $391,000.

Costs associated with the 2018 harvest as of June 30, 2017 total approximately $100,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheets.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton, Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $59,000 and $16,000 from Northwest Nutraceuticals Inc., for the three months ended June 30, 2017 and 2016, respectively, and $81,000 and $50,000 for the six months ended June 30, 2017 and 2016, respectively. In addition, Mr. Renton and his wife are distributors of the Company and can earn commissions on product sales.

Other Relationships

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $912,000 and $2,900,000 from this supplier for the three months ended June 30, 2017 and 2016, respectively and $1,327,000 and $4,700,000 for the six months ended June 30, 2017 and 2016, respectively.

In addition, CLR sold approximately $1,056,000 and $1,500,000 for the three months ended June 30, 2017 and 2016, respectively and $1,547,000 and $2,200,000 for the six months ended June 30, 2017 and 2016, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

In March 2017, the Company entered a settlement agreement and release with H&H Coffee Group Export pursuant to which it was agreed that $150,000 owed to H&H Coffee Group Export for services that had been rendered would be settled by the issuance of Common Stock. During the three months ended June 30, 2017, the Company issued to H&H Coffee Group Export 27,500 shares of Common Stock in accordance with this agreement.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of June 30, 2017 and December 31, 2016, the balance in deferred revenues was approximately $1,848,000 and $1,870,000 respectively, of which the portion attributable to Heritage Makers was approximately $1,623,000 and $1,662,000, respectively. The remaining balance of approximately $225,000 and $208,000 as of June 30, 2017 and December 31, 2016, related primarily to the Company’s 2017 conventions, respectively, whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of June 30, 2017 and December 31, 2016, the balance in deferred costs was approximately $377,000 and $415,000 respectively, and was included in prepaid expenses and current assets.

Commitments and Contingencies

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, current legal proceedings are having an adverse impact on us because of litigation costs, diversion of management resources and other factors.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued Accounting Standard Update ("ASU") 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU was effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. The Company adopted ASU 2016-17 effective the quarter ended March 31, 2017. The adoption of ASU 2016-17 did not have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company expects to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on the Company’s consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases. The Company has not evaluated the impact this new standard will have on its consolidated financial statements; however it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires that entities with a classified statement of financial position present all deferred tax assets and liabilities as noncurrent. This update is effective for annual and interim periods for fiscal years beginning after December 15, 2016, which required the Company to adopt the new guidance in the first quarter of fiscal 2017. Early adoption was permitted for financial statements that have not been previously issued and may be applied on either a prospective or retrospective basis. The Company adopted ASU 2015-17 effective the quarter ended March 31, 2017. The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements other than the netting of current and long-term deferred tax assets and liabilities in the non-current section of the balance sheet and footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018 and we do not plan to early adopt. The Company has not yet selected a transition method and the Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Finished goods	$10,962	$11,550
Raw materials	10,776	11,006
	21,738	22,556
Reserve for excess and obsolete	(1,064)	(1,064)
Inventory, net	$20,674	$21,492

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

During the six months ended June 30, 2017, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix. As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

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

The revenue impact from the BellaVita acquisition, included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 was approximately $620,000 and $872,000, respectively.

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

The revenue impact from the Ricolife acquisition, included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 was approximately $351,000 and $415,000, respectively.

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

Intangible assets consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,195	$7,779	$6,416	$12,930	$7,162	$5,768
Trademarks and trade names	5,994	988	5,006	5,394	815	4,579
Customer relationships	8,651	4,136	4,515	7,846	3,642	4,204
Internally developed software	720	408	312	720	357	363
Intangible assets	$29,560	$13,311	$16,249	$26,890	$11,976	$14,914

Amortization expense related to intangible assets was approximately $690,000 and $605,000 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was approximately $1,335,000 and $1,209,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of June 30, 2017 and December 31, 2016 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and six months ended June 30, 2017 and 2016.

Goodwill intangible assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Debt

Convertible Notes Payable

Our total convertible notes payable as of June 30, 2017, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	June 30, 2017	December 31, 2016
8% Convertible Notes due July and August 2019 (July 2014 Private Placement) (1)	$2,771	$2,296
8% Convertible Notes due October and November 2018 (November 2015 Private Placement) (2)	7,051	6,999
Net debt issuance costs	(724)	(968)
Total convertible notes payable, net of debt discount (3)	$9,098	$8,327

(1)
Principal amount of $4,750,000 is net of unamortized debt discounts of $1,979,000 as of June 30, 2017 and $2,454,000 as of December 31, 2016.
(2)
Principal amount of approximately $7,188,000 is net of unamortized debt discounts of $137,000 as of June 30, 2017 and $189,000 as of December 31, 2016.
(3)
Principal amounts are net of unamortized debt discounts and issuance costs of $2,840,000 as of June 30, 2017 and $3,611,000 as of December 31, 2016. (See Note 11 Subsequent Events, “July 2017 Private Placement” below.)

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our Common Stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of Common Stock at an exercise price of $4.60 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of June 30, 2017 and December 31, 2016 the principal amount of $4,750,000 remains outstanding.

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and a debt discount of $3,697,000 related to the detachable warrants discount. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of June 30, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $1,979,000 and $2,454,000, respectively. The quarterly amortization of the issuance costs is approximately $238,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of June 30, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $204,000 and $253,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 1,026,784 shares of Common Stock, at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year Warrants exercisable to purchase 479,166 shares of the Company’s common stock at a price per share of $9.00. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. As of June 30, 2017 and December 31, 2016 the principal amount of $7,187,500 remains outstanding. (See Note 11 Subsequent Events, “July 2017 Private Placement” below.)

The Company recorded debt discounts of $309,000 related to the beneficial conversion feature of $15,000 and a debt discount of $294,000 related to the detachable warrants discount. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of June 30, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $137,000 and $189,000 respectively. The quarterly amortization of the issuance costs is approximately $26,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of June 30, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $349,000 and $480,000, respectively. The quarterly amortization of the issuance costs is approximately $65,000 and is recorded as interest expense.

In addition the Company issued warrants to the placement agent in connection with the Notes which were valued at approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity instruments and corresponding deferred issuance costs are amortized over the term of the Notes. As of June 30, 2017 and December 31, 2016, the remaining balance of the warrant issuance costs is approximately $171,000 and $235,000, respectively. The quarterly amortization of the warrant issuance costs is approximately $32,000 and is recorded as interest expense.

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

The estimated fair value of the outstanding warrant liabilities was $4,076,000 and $3,345,000 as of June 30, 2017 and December 31, 2016, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in an increase to the liability of approximately $1,341,000 for the three months ended June 30, 2017 compared to an increase to the liability of approximately $484,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017 the liability increased by approximately $731,000 compared to a decrease of approximately $166,000 for the six months ended June 30, 2016.

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

The estimated fair value of the warrants were computed as of June 30, 2017 and as of December 31, 2016 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	June 30, 2017	December 31, 2016
Stock price volatility	60% - 65%	60% - 65%
Risk-free interest rates	1.38%-1.55%	1.34%-1.70%
Annual dividend yield	0	0
Expected life	2.0-3.3 years	2.6-3.9 years

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

The following table details the fair value measurement within the three levels of the value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$359	$-	$-	$359
Contingent acquisition debt, less current portion	9,058	-	-	9,058
Warrant derivative liability	4,076	-	-	4,076
Total liabilities	$13,493	$-	$-	$13,493

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$628	$-	$-	$628
Contingent acquisition debt, less current portion	7,373	-	-	7,373
Warrant derivative liability	3,345	-	-	3,345
Total liabilities	$11,346	$-	$-	$11,346

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and six months ended June 30, 2017 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $680,000. During the three and six months ended June 30, 2016 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $480,000 and a decrease of $871,000, respectively.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Common Stock

On May 31, 2017, the Board of Directors of the Company authorized a reverse stock split in order to meet certain criteria in preparation for the Company’s uplisting on the NASDAQ Capital Market.

On June 5, 2017, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock. As a result of the Reverse Split, every twenty shares of the Company issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The Reverse Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants outstanding, including common stock equivalents issuable under convertible notes and preferred shares. No fractional shares were issued in connection with the Reverse Split. Stockholders who would otherwise hold a fractional share of common stock will receive cash payment for the fractional share.

The Reverse Split became effective on June 7, 2017. All disclosures of shares and per share data in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

The total number of authorized shares of common stock was reduced from 600,000,000 to 50,000,000. The total number of shares of stock which the Corporation shall have authority to issue is 50,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock, par value $.001 per share (“Series A Convertible Preferred”).

As of June 30, 2017, the total number of authorized shares of common stock was is 50,000,000.

As of June 30, 2017, and December 31, 2016 there were 19,668,166 and 19,634,345 shares of common stock outstanding, respectively. The holders of the Common Stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2017 and December 31, 2016, and accrued dividends of approximately $118,000 and $112,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $10.00 per share.  Each share of Series A Convertible Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of Common Stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of June 30, 2017 at a weighted-average cost of $5.30. There were no repurchases during the six months ended June 30, 2017. The remaining number of shares authorized for repurchase under the plan as of June 30, 2017 is 553,406.

Advisory Agreements

PCG Advisory Group. On September 1, 2015, the Company entered into an agreement with PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to September 1, 2015 this agreement has been extended under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of June 30, 2017, the Company has issued 5,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of June 30, 2017, the Company has accrued for 10,000 shares of restricted stock that have been earned. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three months ended June 30, 2017 and 2016, the Company recorded expense of approximately $14,000 and $15,000, respectively and $28,000 and $31,000, during the six months ended June 30, 2017 and 2016, respectively, in connection with amortization of the stock issuance.

Warrants to Purchase Preferred Stock and Common Stock

As of June 30, 2017, warrants to purchase 1,883,885 shares of the Company's common stock at prices ranging from $4.60 to $10.00 were outstanding. All warrants are exercisable as of June 30, 2017 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.27 years and are included in the table below as of June 30, 2017.

A summary of the warrant activity for the six months ended June 30, 2017 is presented in the following table:

Balance at December 31, 2016	1,899,385
Issued	-
Expired / cancelled	(15,500)
Exercised	-
Balance at June 30, 2017	1,883,885

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 2,000,000 shares of Common Stock. On February 23, 2017, the Company’s board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (“Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of authorized shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the plan from 2,000,000 to 4,000,000 shares.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At June 30, 2017, the Company had 2,294,018 shares of Common Stock available for issuance under the Plan.

A summary of the Plan Options for the six months ended June 30, 2017 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2016	1,660,964	$4.74	$1,346
Issued	76,547	2.07
Canceled / expired	(54,332)	4.28
Exercised	(6,321)	4.19	-
Outstanding June 30, 2017	1,676,858	$4.63	$3,145
Exercisable June 30, 2017	959,533	$4.35	$2,079

The weighted-average fair value per share of the granted options for the six months ended June 30, 2017 and 2016 was approximately $3.08 and $2.93, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was $358,000 and $56,000 for the three months ended June 30, 2017 and 2016, respectively, and $485,000 and $126,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was approximately $1,828,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.93 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Direct selling	$35,538	$37,019	$68,780	$71,817
Commercial coffee	5,989	5,481	11,480	8,885
Total revenues	$41,527	$42,500	$80,260	$80,702
Gross profit
Direct selling	$24,195	$24,967	$46,050	$48,457
Commercial coffee	(93)	464	(82)	337
Total gross profit	$24,102	$25,431	$45,968	$48,794
Operating income (loss)
Direct selling	$595	$1,708	$(1,159)	$3,732
Commercial coffee	(1,271)	(184)	(1,917)	(1,045)
Total operating income	$(676)	$1,524	$(3,076)	$2,687
Net (loss) income
Direct selling	$(135)	$416	$(1,647)	$1,090
Commercial coffee	(2,595)	(525)	(3,142)	(1,048)
Total net (loss) income	$(2,730)	$(109)	$(4,789)	$42
Capital expenditures
Direct selling	$346	$398	$474	$749
Commercial coffee	101	299	281	718
Total capital expenditures	$447	$697	$755	$1,467

	As of
	June 30, 2017	December 31, 2016
Total assets
Direct selling	$42,821	$40,127
Commercial coffee	26,462	25,881
Total assets	$69,283	$66,008

Total tangible assets, net located outside the United States were approximately $5.3 million and $5.4 million as of June 30, 2017 and December 31, 2016, respectively.

The Company conducts its operations primarily in the United States. For the three months ended June 30, 2017 and 2016 approximately 10% and 9%, respectively, of the Company’s sales were derived from sales outside the United States. For the six months ended June 30, 2017 and 2016 approximately 10% and 9%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
United States	$37,378	$38,739	$72,212	$73,702
International	4,149	3,761	8,048	7,000
Total revenues	$41,527	$42,500	$80,260	$80,702

Note 11.  Subsequent Events

July 2017 Private Placement

On July 28, 2017, the Company, closed the first tranche of its July 2017 Private Placement offering (the “Offering”) pursuant to which the Company offered for sale a minimum of $100,000 of units up to a maximum of $10,000,000 of units, with each unit (a “Unit”) consisting of: (i) a three (3) year convertible note in the principal amount of $25,000 (the “Note or Notes”) initially convertible into shares of the Company’s Common Stock, at $4.60 per share (subject to adjustment); and (ii) Series D Warrant (the “Class D Warrant” or “Warrant(s)”), exercisable to purchase 50% of the number of shares issuable upon conversion of the Note at an exercise price equal to $5.56. On July 28, 2017, the Company entered into a Note Purchase Agreement with eight (8) accredited investors pursuant to which the Company raised gross cash proceeds of $2,100,000 in the Offering and sold Notes in the aggregate principal amount of $2,100,000, convertible into 456,522 shares of the Company’s Common Stock, at a conversion price of $4.60 per share, subject to adjustment as provided therein; and Warrants to purchase 228,261 shares of Common Stock at an exercise price of $5.56. In addition, as part of the Offering, three (3) investors in the Company’s November 2015 Private Placement (the “Prior Investors”), converted their 8% Series C Convertible Notes in the aggregate principal amount of $4,200,349 together with accrued interest thereon into new convertible notes for an equal principal amount, convertible into 913,119 shares of Common Stock and class D warrants to purchase an aggregate of 456,560 shares of Common Stock. The new note will carry the same interest rate as the prior note. The Prior Investors also agreed to exchange their Series A Warrants dated October 26, 2015 to purchase an aggregate of 279,166 shares of Common Stock for a new warrant to purchase an aggregate of 182,065 shares of Common Stock (see Note 6 above “November 2015 Private Placement”). The Offering was extended an additional thirty (30) days from the initial closing date of July 31, 2017. The Company intends to use the proceeds for working capital purposes.  For twelve (12) months following the closing, the investors have the right to participate in any future equity financings by the Company up to their pro rata share of the maximum offering amount in the aggregate.

The Notes bear interest at a rate of eight percent (8%) per annum. The Company has the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The Notes automatically convert to Common Stock if prior to the maturity date the Company sells Common Stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital. The Notes provide for full ratchet price protection for a period of nine months after their issuance and thereafter weighted average price adjustment.

In connection with the Offering, the Company also entered into a registration rights agreement with the investors in the Offering (the “Registration Rights Agreement”). The Registration Rights Agreement requires that the Company file a registration statement (the “Initial Registration Statement”) with the SEC within ninety (90) days of the final closing date of the Offering (the “Filing Date”) for the resale by the investors of all of the Common Shares underlying the Notes and the Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”).  The Initial Registration Statement must be declared effective by the SEC on the later of 180 days of the final closing date of the Offering or, if the registration statement receives a full review by the SEC, 210 days of the final closing date (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date or declared effective by the Effectiveness Date, the Company will be required to pay to the investors liquidated damages of 1.0% of their respective aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event may the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

The Company paid a placement fee of $262,008, excluding legal expenses, and has agreed to issue to the Placement Agent three-year warrants to purchase 159,817 shares of Common Stock at an exercise price of $5.56 per share and the Company has agreed to issue the Placement Agent 22,680 shares of the Company’s Common Stock.

Acquisition Sorvana International, LLC

Effective July 1, 2017, the Company acquired certain assets and assumed certain liabilities of Sorvana International “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. As a result of this business combination, the Company’s distributors and customers will have access to Sorvana’s unique line of products and Sorvana’s distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company shall be $14,000,000, subject to adjustments. The Company will make monthly payments based on a percentage of Sorvana’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid Sorvana’s aggregate cash payments of Sorvana’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report.

Grant of Restricted Stock Units and Stock Options

On August 9, 2017, the Company granted an aggregate of 500,000 restricted stock units, each unit representing a contingent right to receive one share of Common Stock vesting as follows: (i) Year 3 - 50,000 shares; (ii) Year 4 – 75,000 shares; (iii) Year 5 - 250,000 shares; and (iv) Year 6 – 125,000 shares; provided that the grantee continues to serve as an executive officer, employee or consultant, as applicable or otherwise is not terminated for cause prior to such dates. Included in the grants was a grant to  Mr. Briskie of  250,000 restricted stock units. The Company also granted ten year options to purchase an aggregate of 20,000 shares of Common Stock to  Messrs. Renton, Sallwasser, Allodi and Thompson (a grant of an option to purchase 5,000 shares of Common Stock to each), having an exercise price of $4.53 vesting immediately.

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

Segment revenue as a percentage of total revenue is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Direct selling	$35,538	$37,019	$68,780	$71,817
As a % of Revenue	86%	87%	86%	89%
Commercial coffee	5,989	5,481	11,480	8,885
As a % of Revenue	14%	13%	14%	11%
Total revenues	$41,527	$42,500	$80,260	$80,702

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

The Company conducts its operations primarily in the United States. For the three months ended June 30, 2017 and 2016 approximately 10% and 9%, respectively, of the Company’s sales were derived from sales outside the United States. For the six months ended June 30, 2017 and 2016 approximately 10% and 9%, respectively, of the Company’s sales were derived from sales outside the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the three and six months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenues

For the three months ended June 30, 2017, our revenue decreased 2.3% to $41,527,000 as compared to $42,500,000 for the three months ended June 30, 2016. During the three months ended June 30, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $1,481,000 or 4.0% to $35,538,000 as compared to $37,019,000 for the three months ended June 30, 2016. This decrease was primarily attributed to a decrease of $4,218,000 in revenues from existing business offset by additional revenues of $2,737,000 derived from the Company’s 2016 and 2017 acquisitions compared to the prior period. The decrease in existing business was partially due to reduction in revenues related to certain distributors moving their business to another direct selling company. For the three months ended June 30, 2017, commercial coffee segment revenues increased by $508,000 or 9.3% to $5,989,000 as compared to $5,481,000 for the three months ended June 30, 2016. This increase was primarily attributed to increased revenues in our coffee roasting and green coffee customers. The increase in green coffee business was primarily from a new contract with one of CLR’s major customers.

The following table summarizes our revenue in thousands by segment:

	For the three months ended June 30,		Percentage
Segment Revenues	2017	2016	change
Direct selling	$35,538	$37,019	(4.0)%
Commercial coffee	5,989	5,481	9.3%
Total	$41,527	$42,500	(2.3)%

Cost of Revenues

For the three months ended June 30, 2017, overall cost of revenues increased approximately 2.1% to $17,425,000 as compared to $17,069,000 for the three months ended June 30, 2016. The direct selling segment cost of revenues decreased 5.9% when compared to the same period last year as a result of product mix and lower shipping costs. The commercial coffee segment cost of revenues increased 21.2% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business, and additional costs incurred due to increased labors costs, repairs and maintenance and inventory adjustments.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended June 30, 2017, gross profit decreased approximately 5.2% to $24,102,000 as compared to $25,431,000 for the three months ended June 30, 2016. Overall gross profit as a percentage of revenues decreased to 58.0%, compared to 59.8% in the same period last year.

Gross profit in the direct selling segment decreased by 3.1% to $24,195,000 from $24,967,000 in the prior period as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 0.7% to 68.1% for the three months ended June 30, 2017, compared to 67.4% in the same period last year.

Gross profit in the commercial coffee segment decreased to a loss of $93,000 compared to $464,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to the increase in costs discussed above. Gross profit as a percentage of revenues in the commercial coffee segment decreased by 10.1% to a negative 1.6% for the period ended June 30, 2017, compared to 8.5% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended June 30,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$24,195	$24,967	(3.1)%
Gross Profit % of Revenues	68.1%	67.4%	0.7%
Commercial coffee	(93)	464	(120.0)%
Gross Profit % of Revenues	(1.6)%	8.5%	(10.1)%
Total	$24,102	$25,431	(5.2)%
Gross Profit % of Revenues	58.0%	59.8%	(1.8)%

Operating Expenses

For the three months ended June 30, 2017, our operating expenses increased approximately 3.6% to $24,778,000 as compared to $23,907,000 for the three months ended June 30, 2016. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended June 30, 2017, distributor compensation decreased 0.7% to $16,686,000 from $16,796,000 for the three months ended June 30, 2016. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 47.0% for the three months ended June 30, 2017 as compared to 45.4% for the three months ended June 30, 2016. This increase was primarily attributable to an increase in incentive payouts.

For the three months ended June 30, 2017, the sales and marketing expense increased 10.0% to $2,901,000 from $2,637,000 for the three months ended June 30, 2016 primarily due to increases in wages and related benefits, increases in distributor rewards not related to distributor compensation and an increase in marketing and consulting costs as the Company is revamping its marketing content. The increase in sales and marketing was offset by a decrease in distributor events, as sales and marketing expenses for the second quarter of 2016 included expenses for our 2016 annual convention.

For the three months ended June 30, 2017, the general and administrative expense increased 16.0% to $5,191,000 from $4,474,000 for the three months ended June 30, 2016 primarily due to increases in costs related to the international expansion, consulting fees, legal fees, investor relations, wages and related benefits, amortization and stock based compensation costs, computer and internet related costs and travel costs. In addition, the contingent liability revaluation resulted in a benefit of $680,000 for the three months ended June 30, 2017 compared to a benefit of $480,000 for the three months ended June 30, 2016.

Operating (Loss) Income

For the three months ended June 30, 2017, operating (loss) income decreased to a loss of $676,000 as compared to income of $1,524,000 for the three months ended June 30, 2016. This was primarily due to the lower gross profit and the increase in operating expenses discussed above.

Total Other Expense

For the three months ended June 30, 2017, total other expense increased by $1,026,000 to $2,599,000 as compared to $1,573,000 for the three months ended June 30, 2016. Total other expense is net interest expense of $1,258,000 and the change in the fair value of warrant derivative of $1,341,000.

Net interest expense increased by $169,000 for the three months ended June 30, 2017 to $1,258,000 as compared to $1,089,000 for the three months ended June 30, 2016. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with the 2014 and 2015 Private Placement transactions and related non-cash amortization costs of $385,000 and other non-cash costs of $7,000.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized an income tax benefit of $545,000, which is our estimated federal, state and foreign income tax benefit for the three months ended June 30, 2017. For the three months ended June 30, 2017, the current effective tax rate is 16.6% compared to the Federal statutory tax rate of 35%.

Net Income (Loss)

For the three months ended June 30, 2017, the Company reported a net loss of $2,730,000 as compared to a net loss of $109,000 for the three months ended June 30, 2016. The primary reason for the increase in net loss when compared to the prior period was due to a net loss before income taxes of $3,275,000 in 2017 compared to a net loss before income taxes in 2016 of $49,000 offset by a tax benefit of $545,000 in 2017 when compared to a $60,000 tax provision in 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenues

For the six months ended June 30, 2017, our revenue decreased 0.6% to $80,260,000 as compared to $80,702,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $3,037,000 or 4.2% to $68,780,000 as compared to $71,817,000 for the six months ended June 30, 2016. This decrease was primarily attributed to a decrease of $7,876,000 in revenues from existing business offset by additional revenues of $4,839,000 derived from the Company’s 2016 and 2017 acquisitions compared to the prior period. The decrease in existing business was partially due to reduction in revenues related to certain distributors moving their business to another direct selling company and general weakness during January and February of 2017. For the six months ended June 30, 2017, commercial coffee segment revenues increased by $2,595,000 or 29.2% to $11,480,000 as compared to $8,885,000 for the six months ended June 30, 2016. This increase was primarily attributed to increased revenues in our coffee roasting business and green coffee business. The increase in green coffee business was primarily from a new contract with one of CLR’s major customers.

The following table summarizes our revenue in thousands by segment:

	For the six months ended June 30,		Percentage
Segment Revenues	2017	2016	change
Direct selling	$68,780	$71,817	(4.2)%
Commercial coffee	11,480	8,885	29.2%
Total	$80,260	$80,702	(0.6)%

Cost of Revenues

For the six months ended June 30, 2017, overall cost of revenues increased approximately 7.5% to $34,292,000 as compared to $31,908,000 for the six months ended June 30, 2016. The direct selling segment cost of revenues decreased 2.7% when compared to the same period last year, primarily as a result of lower revenues during the six months ended June 30, 2017. The commercial coffee segment cost of revenues increased 35.3% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee and roasting business, and additional costs incurred due to increased direct labor costs, repairs and maintenance and inventory adjustments.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the six months ended June 30, 2017, gross profit decreased approximately 5.8% to $45,968,000 as compared to $48,794,000 for the six months ended June 30, 2016. Overall gross profit as a percentage of revenues decreased to 57.3%, compared to 60.5% in the same period last year.

Gross profit in the direct selling segment decreased by 5.0% to $46,050,000 from $48,457,000 in the prior period as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.5% to 67.0% for the six months ended June 30, 2017, compared to 67.5% in the same period last year.

Gross profit in the commercial coffee segment decreased to a loss of $82,000 compared to $337,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to an increase in costs discussed above. Gross profit as a percentage of revenues in the commercial coffee segment decreased by 4.5% to a negative 0.7% for the period ended June 30, 2017, compared to 3.8% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the six months ended June 30,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$46,050	$48,457	(5.0)%
Gross Profit % of Revenues	67.0%	67.5%	(0.5)%
Commercial coffee	(82)	337	(124.3)%
Gross Profit % of Revenues	(0.7)%	3.8%	(4.5)%
Total	$45,968	$48,794	(5.8)%
Gross Profit % of Revenues	57.3%	60.5%	(3.2)%

Operating Expenses

For the six months ended June 30, 2017, our operating expenses increased approximately 6.4% to $49,044,000 as compared to $46,107,000 for the six months ended June 30, 2016. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the six months ended June 30, 2017, distributor compensation decreased 2.0% to $32,105,000 from $32,770,000 for the six months ended June 30, 2016. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 46.7% for the six months ended June 30, 2017 as compared to 45.6% for the six months ended June 30, 2016. This increase was primarily attributable to an increase in incentive payouts.

For the six months ended June 30, 2017, the sales and marketing expense increased 48.2% to $6,576,000 from $4,438,000 for the six months ended June 30, 2016 primarily due to increases in wages and related benefits, increases in distributor rewards not related to distributor compensation and an increase in marketing and consulting costs as the Company is revamping its marketing content. Other increases included an increase in distributor events including our international distributor events.

For the six months ended June 30, 2017, the general and administrative expense increased 16.5% to $10,363,000 from $8,899,000 for the six months ended June 30, 2016 primarily due to increases in costs related to the international expansion, consulting fees, legal fees, investor relations, wages and related benefits, amortization and stock based compensation costs, computer and internet related costs and travel costs. In addition, the contingent liability revaluation resulted in a benefit of $680,000 for the six months ended June 30, 2017 compared to a benefit of $871,000 for the six months ended June 30, 2016.

Operating (Loss) Income

For the six months ended June 30, 2017, operating (loss) income decreased to a loss of $3,076,000 as compared to income of $2,687,000 for the six months ended June 30, 2016. This was primarily due to the lower gross profit and the increase in operating expenses discussed above.

Total Other Expense

For the six months ended June 30, 2017, total other expense increased by $1,159,000 to $3,186,000 as compared to $2,027,000 for the six months ended June 30, 2016. Total other expense is net interest expense of $2,455,000 and the change in the fair value of warrant derivative of $731,000.

Net interest expense increased by $262,000 for the six months ended June 30, 2017 to $2,455,000 as compared to $2,193,000 in 2016. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with the 2014 and 2015 Private Placement transactions and related non-cash amortization costs of $771,000 and other non-cash costs of $14,000.

Change in Fair Value of Warrant Derivative Liability. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized an income tax benefit of $1,473,000, which is our estimated federal, state and foreign income tax benefit for the six months ended June 30, 2017. For the six months ended June 30, 2017, the current effective tax rate is 23.5% compared to the Federal statutory tax rate of 35%.

Net Income (Loss)

For the six months ended June 30, 2017, the Company reported a net loss of $4,789,000 as compared to net income of $42,000 for the six months ended June 30, 2016. The primary reason for the decrease in net income to a loss when compared to the prior period was due to a net loss before income taxes of $6,262,000 in 2017 compared to net income before income taxes in 2016 of $660,000 offset by a tax benefit of $1,473,000 in 2017 when compared to a tax provision of $618,000 in 2016.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense and the change in the fair value of the warrant derivative or "Adjusted EBITDA," decreased to $745,000 for the three months ended June 30, 2017 compared to $2,564,000 in 2016 and decreased to a negative $492,000 for the six months ended June 30, 2017 compared to $4,800,000 in 2016, respectively.

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

A reconciliation of our adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2017 and 2016 is included in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss) income	$(2,730)	$(109)	$(4,789)	$42
Add/Subtract:
Interest, net	1,258	1,089	2,455	2,193
Income taxes (benefit) provision	(545)	60	(1,473)	618
Depreciation	373	379	764	778
Amortization	690	605	1,335	1,209
EBITDA	(954)	2,024	(1,708)	4,840
Add/Subtract:
Stock based compensation	358	56	485	126
Change in the fair value of warrant derivative	1,341	484	731	(166)
Adjusted EBITDA	$745	$2,564	$(492)	$4,800

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2017 we had cash and cash equivalents of approximately $903,000 as compared to cash and cash equivalents of $869,000 as of December 31, 2016.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2017 was $176,000 as compared to net cash used in operating activities of $1,314,000 for the six months ended June 30, 2016. Net cash used in operating activities consisted of a net loss of $4,789,000, net non-cash operating activity of $3,164,000, offset by $1,449,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $2,099,000 in depreciation and amortization, $485,000 in stock based compensation expense, $180,000 related to the amortization of deferred financing costs associated with our Private Placements, $527,000 related to the amortization of debt discounts, $64,000 related to the amortization of warrant issuance costs, $150,000 for stock issued for services, $731,000 related to the change in the fair value of warrant derivative liability and $28,000 in other non-cash items, offset by, $195,000 in expenses allocated in profit sharing agreement and $680,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,437,000 of which $1,665,000 related to an increase in our factoring receivable and a decrease of $228,000 from trade related receivables, changes in deferred revenues of $22,000 and in increase in income taxes receivable of $1,473,000. Increases in working capital primarily related to changes in inventory of $818,000, changes in prepaid expenses and other current assets of $149,000, accounts payable of $1,319,000, accrued distributor compensation of $669,000 and changes in accrued expenses and other liabilities of $1,426,000.

Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2017 was $674,000 as compared to net cash used in investing activities of $461,000 for the six months ended June 30, 2016. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by (used in) financing activities. Net cash provided by financing activities was $870,000 for the six months ended June 30, 2017 as compared to net cash used in financing activities of $129,000 for the six months ended June 30, 2016.

Net cash provided by financing activities consisted of $104,000 in payments to reduce notes payable, $204,000 in payments related to contingent acquisition debt, and $495,000 in payments related to capital lease financing obligations offset by $1,652,000 in proceeds from factoring and $21,000 proceeds from the exercise of stock options.

Future Liquidity Needs

We believe that current cash balances, future cash provided by operations, and available amounts under our accounts receivable factoring agreement will be sufficient to cover our operating and capital needs in the ordinary course of business for at least the next 12 months.

Though our operations are currently meeting our working capital requirements, on July 28, 2017, we closed the first tranche of our July 2017 Private Placement offering (the “Offering”) pursuant to which we offered for sale a minimum of $100,000 of units up to a maximum of $10,000,000 of units, with each unit (a “Unit”) consisting of: (i) a three (3) year convertible note in the principal amount of $25,000 (the “Note or Notes”) initially convertible into shares of our common stock, par value $0.001 per share (the “Common Stock”), at $4.60 per share (subject to adjustment); and (ii) Series D Warrant (the “Class D Warrant” or “Warrant(s)”), exercisable to purchase 50% of the number of shares issuable upon conversion of the Note at an exercise price equal to $5.56. On July 28, 2017, we entered into a Note Purchase Agreement with eight (8) accredited investors pursuant to which we raised gross cash proceeds of $2,100,000 in the Offering and sold Notes in the aggregate principal amount of $2,100,000, convertible into 456,522 shares of our Common Stock, at a conversion price of $4.60 per share, subject to adjustment as provided therein; and Warrants to purchase 228,261 shares of Common Stock at an exercise price of $5.56. In addition, as part of the Offering, three (3) investors in our November 2015 Private Placement (the “Prior Investors”), converted their 8% Series C Convertible Notes in the aggregate principal amount of $4,200,349 together with accrued interest thereon into new convertible notes for an equal principal amount, convertible into 913,119 shares of Common Stock and class D warrants to purchase an aggregate of 456,560 shares of Common Stock. The new note carries the same interest rate as the prior note. The Prior Investors also agreed to exchange their Series A Warrants dated October 26, 2015 to purchase an aggregate of 279,166 shares of Common Stock for a new warrant to purchase an aggregate of 182,065 shares of Common Stock (see Note 6 to the financial statements “November 2015 Private Placement”).  We intend to use the proceeds for working capital purposes.  For twelve (12) months following the closing, the investors have the right to participate in any future equity financings by us up to their pro rata share of the maximum offering amount in the aggregate.

The Notes bear interest at a rate of eight percent (8%) per annum. We have the right to prepay the Notes at any time after the one year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The Notes automatically convert to Common Stock if prior to the maturity date we sell Common Stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital. The Notes provide for full ratchet price protection for a period of nine months after their issuance and thereafter weighted average price adjustment.

We paid a placement fee of $262,008, excluding legal expenses and has agreed to issue to the Placement Agent three-year warrants to purchase 159,817 shares of Common Stock at an exercise price of $5.56 per share and we have agreed to issue the Placement Agent 22,680 shares of Common Stock.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2017 from those described in our Annual Report for the year ended December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We expect to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases. We have not evaluated the impact this new standard will have on our consolidated financial statements; however it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3 of Part I.

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

During the preparation of the Form 10-Q for the current period, we discovered an error in the Consolidated Statements of Cash Flows in the Company’s previously issued consolidated financial statements for the year ended December 31, 2016 and for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017. We have restated our Consolidated Statements of Cash Flows for all the affected periods. The restatement corrected an error in the presentation of cash flow activity under the factoring facility to properly reflect net borrowings and net payments. This resulted in a previously identified material weakness in internal control over financial reporting related to the review of the Consolidated Statements of Cash Flows. To remediate the issue, we have since added an additional review process for oversight and review of the Consolidated Statements of Cash Flows. We believe this change has eliminated the material weakness and our review process over the Consolidated Statements of Cash Flows is now adequate.

Except as described above, there were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, current legal proceedings are having an adverse impact on us because of litigation costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 30, 2017, and all of the information contained in our public filings before deciding whether to purchase our common stock. The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K as filed with the SEC on March 30, 2017. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 30, 2017.

We cannot assure you that the common stock will remain listed on the NASDAQ Capital Market.

Our shares of common stock are currently listed on the NASDAQ Capital Market. Although we currently meet the listing standards of the NASDAQ Capital Market, we cannot assure you that we will be able to maintain the continued listing standards of the NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. If we are delisted from the NASDAQ Capital Market then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The reverse stock split that was effected in June 2017 may decrease the liquidity of the shares of the Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are now outstanding. In addition, the reverse stock split increased the number of shareholders who own odd lots (less than 100 shares) of the Common Stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

There can be no assurance that the reverse stock split, improved the trading liquidity of the Common Stock.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors.

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

We identified a material weakness in our internal controls in prior periods, and we cannot provide assurances that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Due to an error in our Statements of Cash Flows for the year ended December 31, 2016, and the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017, we have restated our Statements of Cash Flows for such prior periods and certain related matters. Although we have added an additional review process that we believe has eliminated the identified material weakness in our internal controls,  there can be no assurances that additional material weaknesses will not occur in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the three months ended June 30, 2017 have been previously reported except for the sales of unregistered securities set forth below.

In March 2017 the Company entered a settlement agreement and release with H&H Coffee Group Export pursuant to which it was agreed that $150,000 owed to H&H Coffee Group Export for services that had been rendered would be settled by the issuance of Common Stock. During the three months ended June 30, 2017, the Company issued to H&H Coffee Group Export 27,500 shares of Common Stock in accordance with this agreement. See Note 1 to the financial statements under the caption “Other Relationships”.

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of Common Stock from time to time the open market or via private transactions through block trades. The initial expiration date for the stock repurchase program was December 31, 2013. On October 7, 2013, the Board voted to extend the stock repurchase program until a date is set to revoke the program.

As of June 30, 2017 the total number of shares that may yet be purchased under the share repurchase program was 553,406. There were no shares repurchased during the six months ended June 30, 2017.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about the Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2017, Mr. Briskie was granted  250,000 restricted stock units, each unit representing  contingent right to receive one share of   Common Stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; provided that Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates and each of Messrs. Renton, Sallwasser, Allodi and Thompson were granted  a ten- year option to purchase 5,000 shares of our Common Stock at an exercise price of $4.53, all of which vested immediately.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report:

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1
Certificate of Amendment to the Certificate of Incorporation of Youngevity International, Inc., dated June 5, 2017 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54900) filed with the Securities and Exchange Commission on June 7, 2017).

4.1
Amended and Restated 2012 Stock Option Plan (incorporated by reference to Exhibit B to the Registrant’s Definitive Information Statement on Schedule 14C (File No. 000-54900) filed with the Securities and Exchange Commission on March 21, 2017).

4.2
Form of Notice of Award of Restricted Stock Units (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-219027) filed with the Securities and Exchange Commission on June 29, 2017).

4.3
Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-219027) filed with the Securities and Exchange Commission on June 29, 2017).

4.4	Form of Note Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54900) filed with the Securities and Exchange Commission on August 3, 2017).
4.5	Form of Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54900) filed with the Securities and Exchange Commission on August 3, 2017).
4.6	Form of Series D Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54900) filed with the Securities and Exchange Commission on August 3, 2017).
4.7
Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54900) filed with the Securities and Exchange Commission on August 3, 2017).

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