Form 10-Q
period 2017-09-30
Youngevity International, Inc.
filed 2017-11-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the issuer had 19,723,285 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,373	$869
Accounts receivable, due from factoring company	3,088	1,078
Trade accounts receivable, net	513	1,071
Income tax receivable	311	311
Inventory	21,052	21,492
Prepaid expenses and other current assets	3,327	3,087
Total current assets	29,664	27,908

Property and equipment, net	13,908	14,006
Deferred tax assets	5,703	2,857
Intangible assets, net	18,399	14,914
Goodwill	6,323	6,323
Total assets	$73,997	$66,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,317	$8,174
Accrued distributor compensation	4,678	4,163
Accrued expenses	5,452	3,701
Deferred revenues	1,999	1,870
Other current liabilities	3,652	2,389
Capital lease payable, current portion	997	821
Notes payable, current portion	175	219
Warrant derivative liability	4,128	3,345
Contingent acquisition debt, current portion	422	628
Total current liabilities	31,820	25,310

Capital lease payable, net of current portion	934	1,569
Notes payable, net of current portion	4,452	4,431
Convertible notes payable (See Note 6)	10,766	8,327
Contingent acquisition debt, net of current portion	11,405	7,373
Total liabilities	59,377	47,010

Commitments and contingencies, Note 1

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 5,000,000 shares authorized; 161,135 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 19,723,285 and 19,634,345 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (1)	20	20
Additional paid-in capital	171,693	170,212
Accumulated deficit	(156,873)	(151,016)
Accumulated other comprehensive loss	(220)	(218)
Total stockholders’ equity	14,620	18,998
Total Liabilities and Stockholders’ Equity	$73,997	$66,008

(1)
See Note 1, “Reverse Stock Split.” All share data have been retroactively adjusted to reflect Youngevity’s 1-for-20 reverse stock split, which was effective on June 7, 2017.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$44,395	$43,562	$124,655	$124,264
Cost of revenues	18,631	17,194	52,923	49,102
Gross profit	25,764	26,368	71,732	75,162
Operating expenses
Distributor compensation	17,391	18,101	49,496	50,871
Sales and marketing	4,074	3,181	10,650	7,619
General and administrative	6,116	4,510	16,479	13,409
Total operating expenses	27,581	25,792	76,625	71,899
Operating (loss) income	(1,817)	576	(4,893)	3,263
Interest expense, net	(1,752)	(946)	(4,207)	(3,139)
Change in fair value of warrant derivative liability	1,519	369	788	535
Extinguishment loss on debt	(308)	-	(308)	-
Total other expense	(541)	(577)	(3,727)	(2,604)
(Loss) income before income taxes	(2,358)	(1)	(8,620)	659
Income tax (benefit) provision	(1,290)	(68)	(2,763)	550
Net (loss) income	(1,068)	67	(5,857)	109
Preferred stock dividends	(3)	(3)	(9)	(9)
Net (loss) income available to common stockholders	$(1,071)	$64	$(5,866)	$100

Net loss per share, basic (1)	$(0.05)	$0.00	$(0.30)	$0.00
Net loss per share, diluted (1)	$(0.05)	$0.00	$(0.30)	$0.00

Weighted average shares outstanding, basic (1)	19,678,577	19,633,731	19,655,312	19,631,195
Weighted average shares outstanding, diluted (1)	19,678,577	20,026,001	19,655,312	20,005,758

(1) See Note 1, “Reverse Stock Split.” All share data have been retroactively adjusted to reflect Youngevity’s 1-for-20 reverse stock split, which was effective on June 7, 2017.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(1,068)	$67	$(5,857)	$109
Foreign currency translation	(16)	(28)	(2)	(174)
Total other comprehensive loss	(16)	(28)	(2)	(174)
Comprehensive (loss) income	$(1,084)	$39	$(5,859)	$(65)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:		(As Restated)
Net (loss) income	$(5,857)	$109
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,230	2,865
Stock based compensation expense	471	292
Amortization of deferred financing costs	281	270
Amortization of warrant issuance costs	172	96
Amortization of debt discount	799	790
Amortization of prepaid advisory fees	42	46
Stock issuance for services	200	30
Stock issuance related to debt financing	106	-
Fair value of warrant issuance	341	-
Change in fair value of warrant derivative liability	(788)	(535)
Expenses allocated in profit sharing agreement	(195)	(557)
Change in fair value of contingent acquisition debt	(1,020)	(1,185)
Extinguishment loss on debt	308	-
Deferred income taxes	(2,846)	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,452)	(1,411)
Inventory	440	(1,925)
Income taxes receivable	-	173
Prepaid expenses and other current assets	(282)	(502)
Accounts payable	2,143	293
Accrued distributor compensation	515	401
Deferred revenues	129	(652)
Accrued expenses and other liabilities	1,480	705
Net Cash Used In Operating Activities	(1,783)	(697)

Cash Flows from Investing Activities:
Acquisitions, net	(175)	(88)
Purchases of property and equipment	(690)	(938)
Net Cash Used in Investing Activities	(865)	(1,026)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants, net	28	39
Proceeds from factoring company	1,723	1,131
Proceeds from issuance of convertible notes, net of offering cost	2,720	-
Payments of notes payable, net	(159)	(411)
Payments of contingent acquisition debt	(440)	(708)
Proceeds (payments) of capital leases	(718)	19
Repurchase of common stock	-	(36)
Net Cash Provided by Financing Activities	3,154	34
Foreign Currency Effect on Cash	(2)	(174)
Net increase (decrease) in cash and cash equivalents	504	(1,863)
Cash and Cash Equivalents, Beginning of Period	869	3,875
Cash and Cash Equivalents, End of Period	$1,373	$2,012

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,773	$1,987
Income taxes	$31	$192

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$398	$1,416
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 4)	$5,920	$4,876
Fair value of the bifurcated embedded conversion option recorded as a derivative liability (see Notes 6 & 7)	$330	$-
Fair value of the warrants issued in connection with financing recorded as a derivative liability (see Notes 6 & 7)	$2,334	$-

During the third quarter ended September 30, 2017, the purchase accounting was finalized for the Company’s Legacy for Life, LLC, Nature’s Pearl Corporation and Renew Interest, LLC acquisitions and reduced the initial purchase of the intangibles acquired and the contingent debt by $92,000, $266,000 and $30,000, respectively (see Note 4).

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2017

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

The statements presented as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K/A for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of the results for the entire year.

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

As previously reported on the Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on August 14, 2017, the Company restated the interim Consolidated Statement of Cash Flows for the quarter ended September 30, 2016 previously filed by the Company in its quarterly report on Form 10-Q for the same period. This was due to an error in the presentation of cash flow activity under the Company’s factoring facility. This quarterly report for the quarter ended September 30, 2017 reflects the restated numbers for the nine months ended September 30, 2016.

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates its direct selling networks, CLR Roasters, LLC (“CLR”), its commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. (“Siles”), located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in; Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan.

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

NASDAQ Listing

Effective June 21, 2017, the Common Stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “YGYI”. Prior to the Company’s uplisting to NASDAQ, the Company’s common stock had been traded on the OTCQX market.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes, and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under our stock based compensation plan, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

Actual results may differ from previously estimated amounts and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the period they occur.

Liquidity

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant operating losses for the nine months ended September 30, 2017 of $4,893,000, compared to operating income in the prior year of $3,263,000. The losses in the current year were primarily due to lower than anticipated revenues, increases in legal fees, distributor events and sales and marketing costs. Net cash used in operating activities was $1,783,000 in the current year. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and will need to significantly reduce its expenses from current levels to be able to continue as a going concern.

The Company has already commenced the process to increase its Crestmark line of credit during the fourth quarter of this year and the Company is considering multiple alternatives, including, but not limited to, additional equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

The Company believes that legal fees will decrease in the future from the levels spent in the current year. Furthermore, the Company expects to get reimbursements from its insurance company for legal fees already incurred. The Company expects costs related to distributor events will decrease next year from current year levels as its costs in the current year were unusually high due to the twentieth anniversary convention held in Dallas in August and one-time events held at the beginning of the year to stabilize the sales force due to the departure of the previous president and high-level sales management and distributors. The Company anticipates revenues to start growing again and it intends to make necessary cost reductions related to international programs that are not performing and also reduce non-essential expenses.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect the Company’s ability to operate as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

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

Since the Company incurred a loss for the three and nine months ended September 30, 2017, 7,506,283 common share equivalents were not included in the weighted-average calculations since their effect would have been anti-dilutive.

The incremental dilutive common share equivalents for the three and nine months ended September 30, 2016 were 392,720 and 374,563, respectively.

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

The Company accounts for the sale of receivables under the Factoring Agreement as secured borrowings with a pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying condensed consolidated balance sheets in the amount of approximately $3,088,000 and $1,078,000 as of September 30, 2017 and December 31, 2016, respectively, reflects the related collateralized accounts.

The Company's outstanding liability related to the Factoring Agreement was approximately $3,014,000 and $1,290,000 as of September 30, 2017 and December 31, 2016, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

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

As of December 31, 2016, the inventory related to the 2016 harvest was $112,000. As of September 30, 2017, all previously harvested coffee from the 2016 harvest had been sold.

In April 2017, the Company completed the 2017 harvest in Nicaragua and approximately $552,000 of deferred harvest costs were reclassified as inventory during the quarter ended June 30, 2017. The remaining inventory as of September 30, 2017 is $361,000.

Costs associated with the 2018 harvest as of September 30, 2017 total approximately $200,000 and are included in prepaid expenses and other current assets as deferred harvest costs on the Company’s condensed consolidated balance sheets.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton, Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $61,000 and $33,000 from Northwest Nutraceuticals Inc., for the three months ended September 30, 2017 and 2016, respectively, and $142,000 and $83,000 for the nine months ended September 30, 2017 and 2016, respectively. In addition, Mr. Renton and his wife are distributors of the Company and can earn commissions on product sales.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $3,533,000 and $2,700,000 from this supplier for the three months ended September 30, 2017 and 2016, respectively and $8,707,000 and $7,400,000 for the nine months ended September 30, 2017 and 2016, respectively.

In addition, CLR sold approximately $2,387,000 and $0 for the three months ended September 30, 2017 and 2016, respectively and $3,934,000 and $2,200,000 for the nine months ended September 30, 2017 and 2016, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

In March 2017, the Company entered a settlement agreement and release with H&H Coffee Group Export pursuant to which it was agreed that $150,000 owed to H&H Coffee Group Export for services that had been rendered would be settled by the issuance of Common Stock. In May 2017, the Company issued to H&H Coffee Group Export 27,500 shares of Common Stock in accordance with this agreement.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the three months ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of September 30, 2017 the warrant remains outstanding.

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

Deferred Revenues and Costs

Deferred revenues relate primarily to the Heritage Makers product line and represent the Company’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped. As of September 30, 2017 and December 31, 2016, the balance in deferred revenues was approximately $1,999,000 and $1,870,000 respectively, of which the portion attributable to Heritage Makers was approximately $1,800,000 and $1,662,000, respectively. The remaining balance of approximately $199,000 and $208,000 as of September 30, 2017 and December 31, 2016, related primarily to the Company’s 2018 and 2017 conventions, respectively, whereby attendees pre-enroll in the events and the Company does not recognize this revenue until the conventions occur.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of September 30, 2017 and December 31, 2016, the balance in deferred costs was approximately $414,000 and $415,000 respectively, and was included in prepaid expenses and current assets.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU was effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. The Company adopted ASU 2016-17 effective the quarter ended March 31, 2017. The adoption of ASU 2016-17 did not have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company expects to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on the Company’s consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases. The Company has not evaluated the impact that this new standard will have on its consolidated financial statements; however, it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  Management is currently assessing the effect that ASU 2015-11 will have on the Company’s condensed consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption. The Company expects to complete the initial assessment process, including the selection of an effective adoption date and transition method for adoption, by December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact of this ASU, and related subsequent updates, will have on its consolidated financial statements. As of September 30, 2017, the Company is in the process of reviewing the guidance to identify how this ASU will apply to the Company’s revenue reporting process. The final impact of this ASU on the Company’s financial statements will not be known until the assessment is complete. The Company will update its disclosure in future periods as the analysis is completed.

In August 2014, the FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt that are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for annual periods ending after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Finished goods	$10,935	$11,550
Raw materials	11,181	11,006
	22,116	22,556
Reserve for excess and obsolete	(1,064)	(1,064)
Inventory, net	$21,052	$21,492

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

During the nine months ended September 30, 2017, the Company entered into three acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix. As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

Sorvana International, LLC

Effective July 1, 2017, the Company acquired certain assets and assumed certain liabilities of Sorvana International, LLC “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. As a result of this business combination, the Company’s distributors and customers will have access to Sorvana’s unique line of products and Sorvana’s distributors and clients will gain access to products offered by the Company.

The contingent consideration’s estimated fair value at the date of acquisition was $3,487,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. In addition, the Company has assumed certain liabilities in accordance with the agreement.

The Company is obligated to make monthly payments based on a percentage of the Sorvana distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Sorvana’s products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Sorvana aggregate cash payments of the Sorvana distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$1,187
Customer-related intangible	1,300
Trademarks and trade name	1,000
Total purchase price	$3,487

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

The revenue impact from the Sorvana acquisition, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 was approximately $2,082,000.

The pro-forma effect assuming the business combination with Sorvana discussed above had occurred at the beginning of the year is not presented as the information was not available.

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

During the three months ended September 30, 2017 the Company determined that the initial estimated fair value of the acquisition should be reduced by $15,000 from $1,750,000 to $1,735,000.

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

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$810
Customer-related intangible	525
Trademarks and trade name	400
Total purchase price	$1,735

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

The revenue impact from the BellaVita acquisition, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 was approximately $736,000 and $1,608,000, respectively.

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

During the three months ended September 30, 2017 the Company determined that the initial estimated fair value of the acquisition should be reduced by $222,000 from $920,000 to $698,000.

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

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$218
Customer-related intangible	280
Trademarks and trade name	200
Total purchase price	$698

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

The revenue impact from the Ricolife acquisition, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 was approximately $268,000 and $683,000, respectively.

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

As a result of this acquisition, the Company’s distributors and customers have access to the unique line of the Legacy for Life products and the Legacy for Life distributors and customers have gained access to products offered by the Company. The Company purchased certain inventories and assumed certain liabilities. The Company is obligated to make monthly payments based on a percentage of the Legacy for Life distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Legacy for Life products until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid to Legacy for Life aggregate cash payments of Legacy for Life distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price.

The acquisition of Legacy for Life was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their estimated fair values as of the acquisition date. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the three months ended September 30, 2017 the purchase accounting was finalized and the Company determined that the initial purchase price for the related intangibles should be reduced by $92,000 from $825,000 to $733,000. The final purchase price allocation for the acquisition of Legacy for Life (in thousands) is as follows:

Cash paid for the equity in Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong)	$26
Cash paid for inventory	195
Total cash consideration	221
Trademarks and trade name	185
Customer-related intangible	250
Distributor organization	298
Total intangible assets acquired, non-cash	733
Total purchase price	$954

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

The revenue impact from the Legacy for Life acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2017 was approximately $505,000 and $1,501,000, respectively.

The revenue impact from the Legacy for Life acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2016 was approximately $137,000.

The pro-forma effect assuming the business combination with Legacy for Life discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

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

The acquisition of Nature’s Pearl was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their estimated fair values as of the acquisition date. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the three months ended December 31, 2016, the Company determined that the initial estimated fair value of the acquisition should be reduced $1,290,000 from the initial purchase price of $2,765,000 to $1,475,000. During the three months ended September 30, 2017 the purchase accounting was finalized and the Company determined that the purchase price should be reduced by $266,000 to $1,209,000.

The final purchase price allocation for the acquisition of Nature’s Pearl (in thousands) is as follows:

Distributor organization	$559
Customer-related intangible	400
Trademarks and trade name	250
Total purchase price	$1,209

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

The revenue impact from the Nature’s Pearl acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2017 was approximately $939,000 and $3,014,000, respectively.

The revenue impact from the Nature’s Pearl acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2016 was approximately $452,000.

The pro-forma effect assuming the business combination with Nature’s Pearl discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

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

The acquisition of Renew was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were recognized at their estimated fair values as of the acquisition date. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the three months ended September 30, 2017 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $30,000 from $465,000 to $435,000. The final purchase price allocation for the acquisition of Renew (in thousands) is as follows:

Distributor organization	$170
Customer-related intangible	155
Trademarks and trade name	110
Total purchase price	$435

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

The revenue impact from the Renew acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2017 was approximately $214,000 and $695,000, respectively.

The revenue impact from the Renew acquisition, included in the consolidated statement of operations for the three and nine months ended September 30, 2016 was approximately $198,000.

The pro-forma effect assuming the business combination with Renew discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

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

Intangible assets consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,757	$8,059	$6,698	$12,930	$7,162	$5,768
Trademarks and trade names	6,994	1,109	5,885	5,394	815	4,579
Customer relationships	9,951	4,422	5,529	7,846	3,642	4,204
Internally developed software	720	433	287	720	357	363
Intangible assets	$32,422	$14,023	$18,399	$26,890	$11,976	$14,914

Amortization expense related to intangible assets was approximately $712,000 and $537,000 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to intangible assets was approximately $2,047,000 and $1,746,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of September 30, 2017 and December 31, 2016 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and nine months ended September 30, 2017 and 2016.

Goodwill intangible assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Debt

Convertible Notes Payable

Our total convertible notes payable as of September 30, 2017 and December 31, 2016, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	September 30, 2017	December 31, 2016
8% Convertible Notes due July and August 2019 (2014 Notes)	$4,750	$4,750
Debt discount	(1,921)	(2,707)
Carrying value of 2014 Notes	2,829	2,043

8% Convertible Notes due October and November 2018 (2015 Notes)	3,000	7,188
Debt discount	(224)	(904)
Carrying value of 2015 Notes	2,776	6,284

8% Convertible Notes due July and August 2020 (2017 Notes)	7,254	-
Fair value of bifurcated embedded conversion option of 2017 Notes	330	-
Debt discount	(2,423)	-
Carrying value of 2017 Notes	5,161	-

Total long-term carrying value of convertible notes payable	$10,766	$8,327

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our Common Stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of Common Stock at an exercise price of $4.60 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of September 30, 2017 and December 31, 2016 the principal amount of $4,750,000 remains outstanding.

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and $3,697,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of September 30, 2017 and December 31, 2016 the remaining balance of the debt discounts is approximately $1,741,000 and $2,454,000, respectively. The quarterly amortization of the debt discounts is approximately $238,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of September 30, 2017 and December 31, 2016 the remaining balance of the issuance costs is approximately $180,000 and $253,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the Company’s January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible Notes in the aggregate principal amount of $7,187,500, convertible into 1,026,784 shares of Common Stock, at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year Warrants exercisable to purchase 479,166 shares of the Company’s common stock at a price per share of $9.00. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018.

In connection with the July 2017 Private Placement, whereby three (3) investors from the November 2015 Private Placement, the Prior Investors, as discussed in the previous paragraph converted their 2015 Notes in aggregate principal amount of $4,200,349 together with accrued interest thereon into new convertible notes for an equal principal amount to the 2017 Private Placement as discussed below. The remaining principal balance in the 2015 Notes is $3,000,000 and related warrants remain outstanding as of September 30, 2017. The Company accounted for the conversion of the notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50.

The Company recorded debt discounts of $309,000 related to the beneficial conversion feature of $15,000 and $294,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. During the three and nine months ended September 30, 2017 the Company allocated approximately $75,000 for the remaining proportionate share of the unamortized debt discounts to the extinguished portion of the debt.

As of September 30, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $47,000 and $189,000 respectively. The quarterly amortization of the remaining debt discount is approximately $12,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. During the three and nine months ended September 30, 2017 the Company allocated approximately $190,000 for the remaining proportionate share of the unamortized issuance costs to the extinguished portion of the debt.

As of September 30, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $119,000 and $480,000, respectively. The quarterly amortization of the remaining issuance costs is approximately $30,000 and is recorded as interest expense.

In addition the Company issued warrants to the placement agent in connection with the Notes which were valued at approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity instruments and the corresponding deferred issuance costs are amortized over the term of the Notes. During the three and nine months ended September 30, 2017 the Company allocated approximately $93,000 for the remaining proportionate share of the unamortized issuance costs to the extinguished portion of the debt.

As of September 30, 2017 and December 31, 2016, the remaining balance of the warrant issuance cost is approximately $58,000 and $235,000, respectively. The quarterly amortization of the remaining warrant issuance costs is approximately $15,000 and is recorded as interest expense.

The Company recorded a non-cash extinguishment loss on debt of $308,000 in the current quarter ended September 30, 2017 as a result of the repayment of $4,200,349 in notes including accrued interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 Note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holders’ extinguished debt.

July 2017 Private Placement

During July and August 2017, the Company entered into note purchase agreements with accredited investors in a private placement offering (the “2017 Private Placement”) pursuant to which the Company sold notes in the aggregate principal amount of $3,054,000, convertible into 663,913 shares of the Company’s common stock, at a conversion price of $4.60 per share, subject to adjustment (the “2017 Notes), and three-year warrants to purchase 331,957 shares of the Company’s common stock at an exercise price of $5.56 (“2017 Warrants”), for gross cash proceeds of $3,054,000.

In addition, concurrent with the 2017 Private Placement, three investors in the Company’s 2015 Private Placement, exchanged their notes purchased in that offering, in the aggregate principal amount of $4,200,349, together with accrued interest thereon, and warrants to purchase an aggregate of 279,166 shares of the Company’s common stock at $9.00 per share for 2017 Notes in the aggregate principal amount of $4,200,349 and 2017 Warrants to purchase an aggregate of 638,625 shares of the Company’s common stock at $5.56 per share.

The 2017 Notes mature on July 28, 2020 and bear interest at a rate of eight percent (8%) per annum. The Company has the right to prepay the 2017 Notes at any time after the one-year anniversary date of the issuance of the 2017 Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The 2017 Notes automatically convert to common stock if, prior to the maturity date, the Company sells common stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital. The 2017 Notes provide for full ratchet price protection on the conversion price for a period of nine months after their issuance and subject to adjustments.

The Company's use of the proceeds from the 2017 Private Placement was for working capital purposes. As of September 30, 2017 the aggregate principal amount of $7,254,000 remains outstanding.

For twelve (12) months following the closing, the investors in the 2017 Private Placement have the right to participate in any future equity financings by the Company including the Offering, up to their pro rata share of the maximum Offering amount in the aggregate.

The Company paid a placement fee of $321,248, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

Upon issuance of the 2017 Notes, the Company recognized an aggregate debt discount of approximately $2,565,000, resulting from the allocated portion of issuance costs to the 2017 Notes and to the allocation of offering proceeds to the separable warrant liabilities, and to the bifurcated embedded conversion option. See Notes 7 & 8 below.

The Company recorded $1,931,000 of debt discounts which included an embedded conversion feature of $330,000 and $1,601,000 related to the detachable warrants. The embedded conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. During the three and nine months ended September 30, 2017 the Company recorded $107,000 of amortization related to the debt discounts. The quarterly amortization of the debt discounts is approximately $160,000. As of September 30, 2017 the remaining balance of the unamortized debt discount is approximately $1,824,000

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs are amortized to interest expense over the term of the Notes. During the three and nine months ended September 30, 2017 the Company recorded $36,000 amortization related to the issuance costs. The quarterly amortization of the issuance costs is approximately $53,000 and is recorded as interest expense. As of September 30, 2017 the remaining balance of the unamortized issuance cost is approximately $599,000.

In connection with the 2017 Private Placement, the Company also entered into the “Registration Rights Agreement” with the investors in the 2017 Private Placement. The Registration Rights Agreement requires that we file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within ninety (90) days of the final closing date of the Private Placement for the resale by the investors of all of the shares Common Stock underlying the senior convertible notes and warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”) and that the Initial Registration Statement be declared effective by the SEC within 180 days of the final closing date of the 2017 Private Placement or if the registration statement is reviewed by the SEC 210 days after the final closing date or the 2017 Private Placement. Upon the occurrence of certain events (each an “Event”), the Company will be required to pay to the investors liquidated damages of 1.0% of their respective aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event may the aggregate amount of liquidated damages payable to each of the investors exceed in the aggregate 10% of the aggregate purchase price paid by such investor for the Registrable Securities. The Registration Statement was declared effective on September 27, 2017.

Note 7. Derivative Liability

The Company recognizes and measures the warrants and the embedded conversion features issued in conjunction with our July 2017, November 2015, and July 2014 Private Placements in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in our private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

Derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

Various factors are considered in the pricing models the Company uses to value the derivative liabilities, including its current stock price, the remaining life, the volatility of its stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the liability. As such, the Company expects future changes in the fair values to continue and may vary significantly from period to period. The warrant and embedded liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

Warrants

In July and August of 2017, the Company issued 1,149,712 three-year warrants to investors and the placement agent in the 2017 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $2,334,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo option pricing model, with the following assumptions: stock price volatility 63.32%, risk-free rate 1.51%, annual dividend yield 0% and expected life 3.0 years.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease to the liability of approximately $1,519,000 for the three months ended September 30, 2017 compared to decrease in the liability of approximately $369,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 the liability decreased by approximately $788,000 compared to a decrease of approximately $535,000 for the nine months ended September 30, 2016.

The estimated fair value of the outstanding warrant liabilities was $4,128,000 and $3,345,000 as of September 30, 2017 and December 31, 2016, respectively.

The Company did not revalue the warrants associated with the July 2017 Private Placement as of September 30, 2017 as the change in the fair value would be insignificant.

The estimated fair value of the warrants were computed as of September 30, 2017 and as of December 31, 2016 using Black-Scholes and Monte Carlo option pricing models, using the following assumptions:

	September 30, 2017	December 31, 2016
Stock price volatility	63.32%	60% - 65%
Risk-free interest rates	1.38%-1.51%	1.34%-1.70%
Annual dividend yield	0%	0%
Expected life	1.7-3.0 years	2.6-3.9 years

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Embedded Conversion Derivatives

Upon issuance of the 2017 Notes, the Company recorded a derivative for the embedded conversion option. The Company estimated the fair value of the embedded conversion option, as of the issuance date using a Monte Carlo simulation. The analysis utilized in calculating the embedded derivative upon issuance was calculated using the following assumptions:

Stock price	$4.63
Stock price volatility	63.32%
Risk-free interest rate	0.92%

The fair value estimate of the embedded conversion option is a Level 3 measurement. The roll-forward of the Level 3 fair value measurement, for the nine months ended September 30, 2017, is as follows (in thousands):

Balance at Issuance	Net unrealized (gain)/loss	Balance at September 30, 2017
$330,000	$0.00	$330,000

The Company did not revalue the embedded conversion liability associated with the July 2017 Private Placement as of September 30, 2017 as the change in the fair value would be insignificant.

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

In connection with the Company’s Private Placements, the Company issued warrants to purchase shares of its Common Stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 7 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$422	$-	$-	$422
Contingent acquisition debt, less current portion	11,405	-	-	11,405
Warrant derivative liability	4,128	-	-	4,128
Embedded conversion option derivative	330			330
Total liabilities	$16,255	$-	$-	$16,255

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$628	$-	$-	$628
Contingent acquisition debt, less current portion	7,373	-	-	7,373
Warrant derivative liability	3,345	-	-	3,345
Total liabilities	$11,346	$-	$-	$11,346

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and nine months ended September 30, 2017 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $340,000 and $1,020,000, respectively. During the three and nine months ended September 30, 2016 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $315,000 and a decrease of $1,185,000, respectively.

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

The total number of authorized shares of common stock was reduced from 600,000,000 to 50,000,000. The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock, par value $.001 per share (“Series A Convertible Preferred”).

As of September 30, 2017, and December 31, 2016 there were 19,723,285 and 19,634,345 shares of Common Stock outstanding, respectively. The holders of the Common Stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Convertible Preferred Stock

The Company had 161,135 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2017 and December 31, 2016, and accrued dividends of approximately $121,000 and $112,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Shares of Common Stock paid as accrued dividends are valued at $10.00 per share.  Each share of Series A Convertible Preferred is convertible into two shares of the Company's Common Stock. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of Common Stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of September 30, 2017 at a weighted-average cost of $5.30. There were no repurchases during the nine months ended September 30, 2017. The remaining number of shares authorized for repurchase under the plan as of September 30, 2017 is 553,406.

Advisory Agreements

ProActive Capital Resources Group, LLC. On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to September 1, 2015 this agreement has been extended under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of September 30, 2017, the Company has issued 15,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of September 30, 2017, the Company has accrued for 10,000 shares of restricted stock that have been earned and not issued. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three months ended September 30, 2017 and 2016, the Company recorded expense of approximately $14,000 and $15,000, respectively and $42,000 and $46,000, during the nine months ended September 30, 2017 and 2016, respectively, in connection with amortization of the stock issuance.

Warrants

As of September 30, 2017, warrants to purchase 2,710,066 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. All warrants are exercisable as of September 30, 2017 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.37 years and are included in the table below as of September 30, 2017.

Warrants – Private Placement

During the three months ended September 30, 2017, the Company issued warrants through a Private Placement, to purchase 1,149,712 shares of its common stock, exercisable at $5.56 per share, respectively, and expire between July 2020 and August 2020. (See Note 6, above.)

Warrants – Other Issuance

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the three months ended September 30, 2017 the Company cancelled the non-qualified stock option and issued a warrant agreement with the same terms. The fair value of the warrant was $232,000 and was recorded in general and administrative in the condensed consolidated statements of operations.

There was no financial impact change in the valuation related to the cancellation of the option and the issuance of the warrant. As of September 30, 2017 the warrant remains outstanding.

During the nine months ended September 30, 2017, the Company issued a warrant as compensation to an associated Youngevity distributor to purchase 37,500 shares of the Company’s Common Stock at a price of $4.66 with an expiration date of three years. The warrant was exercised on a cashless basis and 21,875 shares of common stock were issued during the three months ended September 30, 2017. The fair value of the warrant was $109,000 and was recorded in distributor compensation in the condensed consolidated statements of operations.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of the warrants.

A summary of the warrant activity for the nine months ended September 30, 2017 is presented in the following table:

Balance at December 31, 2016	1,899,385
Issued	1,262,212
Expired / cancelled	(414,031)
Exercised	(37,500)
Balance at September 30, 2017	2,710,066

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

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At September 30, 2017, the Company had 1,874,380 shares of Common Stock available for issuance under the Plan.

A summary of the Plan stock option activity for the nine months ended September 30, 2017 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2016	1,660,964	$4.74	$1,346
Issued	21,624	4.53
Canceled / expired	(79,711)	4.35
Exercised	(6,885)	4.28	-
Outstanding September 30, 2017	1,595,932	$4.76	$503
Exercisable September 30, 2017	878,657	$4.55	$339

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2017 and 2016 was approximately $3.05 and $1.80, respectively.

Stock based compensation expense included in the condensed consolidated statements of operations was a credit of $46,000 and $166,000 for the three months ended September 30, 2017 and 2016, respectively, and $440,000 and $292,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was approximately $1,702,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.68 years.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of stock options. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees, board members and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Vesting occurs on the sixth year anniversary of the grant date, over a six-year period, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date.

The fair value of each restricted stock unit is based on the closing price on the grant date, and is recognized as stock based compensation expense over the vesting term of the award. Restricted stock based compensation expense included in the condensed consolidated statements of operations was $32,000 for the three and nine months ended September 30, 2017.

As of September 30, 2017, total unrecognized stock-based compensation expense related to restricted stock units was approximately $1,309,000 which will be recognized over a weighted average period of 5.86 years.

Note 10.  Segment and Geographical Information

The Company is a leading omni-direct lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual Main Street of products and services under one corporate entity, Youngevity offers products from top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services. The Company operates in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Direct selling	$37,954	$38,576	$106,734	$110,393
Commercial coffee	6,441	4,986	17,921	13,871
Total revenues	$44,395	$43,562	$124,655	$124,264
Gross profit
Direct selling	$25,472	$26,233	$71,522	$74,690
Commercial coffee	292	135	210	472
Total gross profit	$25,764	$26,368	$71,732	$75,162
Operating income (loss)
Direct selling	$(1,233)	$1,171	$(2,392)	$4,903
Commercial coffee	(584)	(595)	(2,501)	(1,640)
Total operating income	$(1,817)	$576	$(4,893)	$3,263
Net (loss) income
Direct selling	$(1,311)	$822	$(2,958)	$1,912
Commercial coffee	243	(755)	(2,899)	(1,803)
Total net (loss) income	$(1,068)	$67	$(5,857)	$109
Capital expenditures
Direct selling	$223	$590	$697	$1,339
Commercial coffee	110	145	391	863
Total capital expenditures	$333	$735	$1,088	$2,202

	As of
	September 30, 2017	December 31, 2016
Total assets
Direct selling	$47,020	$40,127
Commercial coffee	26,977	25,881
Total assets	$73,997	$66,008

Total tangible assets, net located outside the United States were approximately $5.3 million and $5.4 million as of September 30, 2017 and December 31, 2016, respectively.

The Company conducts its operations primarily in the United States. For the three months ended September 30, 2017 and 2016 approximately 12% and 9%, respectively, of the Company’s sales were derived from sales outside the United States. For the nine months ended September 30, 2017 and 2016 approximately 11% and 9%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
United States	$39,013	$39,630	$111,524	$113,332
International	5,382	3,932	13,131	10,932
Total revenues	$44,395	$43,562	$124,655	$124,264

Note 11.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 14, 2017 and herein and as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses.

Segment revenue as a percentage of total revenue is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Direct selling	$37,954	$38,576	$106,734	$110,393
As a % of Revenue	85%	89%	86%	89%
Commercial coffee	6,441	4,986	17,921	13,871
As a % of Revenue	15%	11%	14%	11%
Total revenues	$44,395	$43,562	$124,655	$124,264

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

The Company conducts its operations primarily in the United States. For the three months ended September 30, 2017 and 2016 approximately 12% and 9%, respectively, of the Company’s sales were derived from sales outside the United States. For the nine months ended September 30, 2017 and 2016 approximately 11% and 9%, respectively, of the Company’s sales were derived from sales outside the United States.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements of Youngevity International, Inc. as of and for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenues

For the three months ended September 30, 2017, our revenue increased 1.9% to $44,395,000 as compared to $43,562,000 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we derived approximately 85% of our revenue from our direct sales and approximately 15% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $622,000 or 1.6% to $37,954,000 as compared to $38,576,000 for the three months ended September 30, 2016. This decrease was primarily attributed to a decrease of $5,366,000 in revenues from existing business offset by additional revenues of $4,744,000 derived from the Company’s 2016 and 2017 acquisitions compared to the prior period. The decrease in existing business was primarily due to reduction in revenues related to key management and distributors moving to another direct selling company. For the three months ended September 30, 2017, commercial coffee segment revenues increased by $1,455,000 or 29.2% to $6,441,000 as compared to $4,986,000 for the three months ended September 30, 2016. This increase was primarily attributed to increased revenues in our green coffee business.

The following table summarizes our revenue in thousands by segment:

	For the three months ended September 30,		Percentage
Segment Revenues	2017	2016	change
Direct selling	$37,954	$38,576	(1.6)%
Commercial coffee	6,441	4,986	29.2%
Total	$44,395	$43,562	1.9%

Cost of Revenues

For the three months ended September 30, 2017, overall cost of revenues increased approximately 8.4% to $18,631,000 as compared to $17,194,000 for the three months ended September 30, 2016. The direct selling segment cost of revenues increased 1.1% when compared to the same period last year as a result of product mix. The commercial coffee segment cost of revenues increased 26.8% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended September 30, 2017, gross profit decreased approximately 2.3% to $25,764,000 as compared to $26,368,000 for the three months ended September 30, 2016. Overall gross profit as a percentage of revenues decreased to 58.0%, compared to 60.5% in the same period last year.

Gross profit in the direct selling segment decreased by 2.9% to $25,472,000 from $26,233,000 in the prior period as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.9% to 67.1% for the three months ended September 30, 2017, compared to 68.0% in the same period last year. This was primarily due to increased social selling discounts offered in the current period.

Gross profit in the commercial coffee segment increased by 116% to $292,000 compared to $135,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to the increase in green coffee revenues discussed above. Gross profit as a percentage of revenues in the commercial coffee segment increased by 1.8% to 4.5% for the period ended September 30, 2017, compared to 2.7% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended September 30,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$25,472	$26,233	(2.9)%
Gross Profit % of Revenues	67.1%	68.0%	(0.9)%
Commercial coffee	292	135	116.3%
Gross Profit % of Revenues	4.5%	2.7%	1.8%
Total	$25,764	$26,368	(2.3)%
Gross Profit % of Revenues	58.0%	60.5%	(2.5)%

Operating Expenses

For the three months ended September 30, 2017, our operating expenses increased approximately 6.9% to $27,581,000 as compared to $25,792,000 for the three months ended September 30, 2016. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the three months ended September 30, 2017, distributor compensation decreased 3.9% to $17,391,000 from $18,101,000 for the three months ended September 30, 2016. This decrease was primarily attributable to the decrease in revenues and lower commissions paid on discounted items. Distributor compensation as a percentage of direct selling revenues decreased to 45.8% for the three months ended September 30, 2017 as compared to 46.9% for the three months ended September 30, 2016.

For the three months ended September 30, 2017, the sales and marketing expense increased 28.1% to $4,074,000 from $3,181,000 for the three months ended September 30, 2016 primarily due to expenses related to the Company’s twentieth anniversary convention held in Dallas, Texas in August 2017 and increase in wages and related benefits. Sales and marketing expenses also increased in the commercial coffee segment primarily due to increased wages and advertising expense related to the agreement with the Miami Marlins.

For the three months ended September 30, 2017, the general and administrative expense increased 35.6% to $6,116,000 from $4,510,000 for the three months ended September 30, 2016 primarily due to increases in costs related to legal fees, computer and internet related costs, international expansion, investor relations, wages and related benefits, amortization and stock based compensation costs. In addition, the Company revalued the contingent liability, which resulted in a benefit of $339,000 for the three months ended September 30, 2017 compared to a benefit of $315,000 for the three months ended September 30, 2016.

Operating (Loss) Income

For the three months ended September 30, 2017, operating loss increased to $1,817,000 compared to operating income of $576,000 for the three months ended September 30, 2016. This was primarily due to the lower gross profit and the increase in operating expenses discussed above.

Total Other Expense

For the three months ended September 30, 2017, total other expense decreased by $36,000 to $541,000 as compared to other expense of $577,000 for the three months ended September 30, 2016. Total other expense includes net interest expense, the change in the fair value of warrant derivative and extinguishment loss on debt.

Net interest expense increased by $806,000 for the three months ended September 30, 2017 to $1,752,000 as compared to $946,000 for the three months ended September 30, 2016. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with the 2014, 2015 and 2017 Private Placement transactions of $1,043,000 and related non-cash amortization costs of $710,000 and other non-cash costs of $8,000. Net interest expense also includes $9,000 in interest income.

Change in fair value of warrant derivative liability increased by $1,150,000 for the three months ended September 30, 2017 to $1,519,000 compared to $369,000 for the three months ended September 30, 2016. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the condensed consolidated financial statements.)

We recorded a non-cash extinguishment loss on debt of $308,000 in the current quarter ended September 30, 2017 as a result of the repayment of $4,200,349 in notes including interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holder’s extinguished debt (see Note 6, to the condensed consolidated financial statements.)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized an income tax benefit of $1,290,000, which is our estimated federal, state and foreign income tax benefit for the three months ended September 30, 2017. The income tax benefit for the three months ended September 30, 2016 was $68,000. The current effective tax rate for the three months ended September 30, 2017 was 54.7% compared to the Federal statutory tax rate of 35%.

Net (Loss) Income

For the three months ended September 30, 2017, the Company reported a net loss of $1,068,000 as compared to net income of $67,000 for the three months ended September 30, 2016. The primary reason for the increase in net loss when compared to the prior period was due to a net loss before income taxes of $2,358,000 in 2017 compared to a net loss before income taxes in 2016 of $1,000.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenues

For the nine months ended September 30, 2017, our revenues increased 0.3% to $124,655,000 as compared to $124,264,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $3,659,000 or 3.3% to $106,734,000 as compared to $110,393,000 for the nine months ended September 30, 2016. This decrease was primarily attributed to a decrease of $13,242,000 in revenues from existing business offset by additional revenues of $9,583,000 derived from our Company’s 2016 and 2017 acquisitions compared to the prior period. The decrease in existing business was primarily due to reduction in revenues related to key management and distributors moving to another direct selling company. For the nine months ended September 30, 2017, commercial coffee segment revenues increased by $4,050,000 or 29.2% to $17,921,000 as compared to $13,871,000 for the nine months ended September 30, 2016. This increase was primarily attributed to increased revenues in our green coffee business and coffee roasting business.

The following table summarizes our revenue in thousands by segment:

	For the nine months ended September 30,		Percentage
Segment Revenues	2017	2016	change
Direct selling	$106,734	$110,393	(3.3)%
Commercial coffee	17,921	13,871	29.2%
Total	$124,655	$124,264	0.3%

Cost of Revenues

For the nine months ended September 30, 2017, overall cost of revenues increased approximately 7.8% to $52,923,000 as compared to $49,102,000 for the nine months ended September 30, 2016. The direct selling segment cost of revenues decreased 1.4% when compared to the same period last year, primarily as a result of lower revenues and lower shipping costs during the nine months ended September 30, 2017. The commercial coffee segment cost of revenues increased 32.2% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business, and additional costs incurred due to inventory adjustments, increased direct labor costs, repairs and maintenance and depreciation expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the nine months ended September 30, 2017, gross profit decreased approximately 4.6% to $71,732,000 as compared to $75,162,000 for the nine months ended September 30, 2016. Overall gross profit as a percentage of revenues decreased to 57.5%, compared to 60.5% in the same period last year.

Gross profit in the direct selling segment decreased by 4.2% to $71,522,000 from $74,690,000 in the prior period as a result of the changes in revenues and costs discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.7% to 67.0% for the nine months ended September 30, 2017, compared to 67.7% in the same period last year. This was primarily due to increased social selling discounts offered in the current year compared to the prior year.

Gross profit in the commercial coffee segment decreased by 55.5% to $210,000 compared to $472,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to an increase in costs discussed above. Gross profit as a percentage of revenues in the commercial coffee segment decreased by 2.2% to 1.2% for the period ended September 30, 2017, compared to 3.4% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the nine months ended September 30,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$71,522	$74,690	(4.2)%
Gross Profit % of Revenues	67.0%	67.7%	(0.7)%
Commercial coffee	210	472	(55.5)%
Gross Profit % of Revenues	1.2%	3.4%	(2.2)%
Total	$71,732	$75,162	(4.6)%
Gross Profit % of Revenues	57.5%	60.5%	(3.0)%

Operating Expenses

For the nine months ended September 30, 2017, our operating expenses increased approximately 6.6% to $76,625,000 as compared to $71,899,000 for the nine months ended September 30, 2016. Included in operating expense is distributor compensation paid to our independent distributors in the direct selling segment. For the nine months ended September 30, 2017, distributor compensation decreased 2.7% to $49,496,000 from $50,871,000 for the nine months ended September 30, 2016. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 46.4% for the nine months ended September 30, 2017 as compared to 46.1% for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in incentive payouts.

For the nine months ended September 30, 2017, the sales and marketing expense increased 39.8% to $10,650,000 from $7,619,000 for the nine months ended September 30, 2016 primarily due to increases in convention and distributor events costs, increased wages and related benefits and increased marketing expenses.

For the nine months ended September 30, 2017, the general and administrative expense increased 22.9% to $16,479,000 from $13,409,000 for the nine months ended September 30, 2016 primarily due to legal fees, computer and internet related costs, international expansion, investor relations, depreciation, amortization and stock based compensation costs. In addition, the contingent liability revaluation resulted in a benefit of $1,019,000 for the nine months ended September 30, 2017 compared to a benefit of $1,185,000 for the nine months ended September 30, 2016.

Operating (Loss) Income

For the nine months ended September 30, 2017, operating loss increased to $4,893,000 as compared to operating income of $3,263,000 for the nine months ended September 30, 2016. This was primarily due to the lower gross profit and the increase in operating expenses discussed above.

Total Other Expense

For the nine months ended September 30, 2017, total other expense increased by $1,123,000 to $3,727,000 as compared to $2,604,000 for the nine months ended September 30, 2016. Total other expense includes net interest expense, the change in the fair value of warrant derivative and extinguishment loss on debt.

Net interest expense increased by $1,068,000 for the nine months ended September 30, 2017 to $4,207,000 compared to $3,139,000 in 2016. Interest expense includes interest payments related to acquisitions and other operating debt, interest payments to investors associated with our Private Placement transactions of $2,773,000, $1,270,000 non-cash amortization costs and $22,000 of other non-cash interest. In addition we recorded $231,000 related to issuance costs associated with our 2017 Private Placement. Net interest expense also includes $67,000 in interest income.

Change in fair value of warrant derivative liability increased by $253,000 for the nine months ended September 30, 2017 to $788,000 compared to $535,000 for the nine months ended September 30, 2016. Various factors are considered in the pricing models we use to value the warrants, including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the warrant liability. As such, we expect future changes in the fair value of the warrants to continue and may vary significantly from year to year (see Note 7, to the condensed consolidated financial statements.)

We recorded a non-cash extinguishment loss on debt of $308,000 in the current quarter ended September 30, 2017 as a result of the repayment of $4,200,349 in notes including interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holder’s extinguished debt (see Note 6, to the condensed consolidated financial statements.)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are more likely than not to be realized. The Company does not have a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. We have recognized an income tax benefit of $2,763,000, which is our estimated federal, state and foreign income tax benefit for the nine months ended September 30, 2017. The income tax expense for the nine months ended September 30, 2016 was $550,000. The current effective tax rate for the nine months ended September 30, 2017 was 32.1% compared to the Federal statutory tax rate of 35%.

Net Income (Loss)

For the nine months ended September 30, 2017, the Company reported a net loss of $5,857,000 as compared to net income of $109,000 for the nine months ended September 30, 2016. The primary reason for the decrease in net income to a loss when compared to the prior period was due to a net loss before income taxes of $8,620,000 in 2017 compared to net income before income taxes in 2016 of $659,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock based compensation expense, the change in the fair value of the warrant derivative and extinguishment loss on debt or "Adjusted EBITDA," decreased to a negative $359,000 for the three months ended September 30, 2017 compared to $1,620,000 in 2016 and decreased to a negative $851,000 for the nine months ended September 30, 2017 compared to $6,420,000 in 2016, respectively.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock based compensation expense, extinguishment loss on debt and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2017 and 2016 is included in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(1,068)	$67	$(5,857)	$109
Add/Subtract:
Interest, net	1,752	946	4,207	3,139
Income taxes (benefit) provision	(1,290)	(68)	(2,763)	550
Depreciation	419	341	1,183	1,119
Amortization	712	537	2,047	1,746
EBITDA	525	1,823	(1,183)	6,663
Add/Subtract:
Stock based compensation – options and warrant issuance	327	166	812	292
Change in the fair value of warrant derivative	(1,519)	(369)	(788)	(535)
Extinguishment loss on debt	308	-	308	-
Adjusted EBITDA	$(359)	$1,620	$(851)	$6,420

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2017 we had cash and cash equivalents of approximately $1,373,000 as compared to cash and cash equivalents of $869,000 as of December 31, 2016.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2017 was $1,783,000 as compared to net cash used in operating activities of $697,000 for the nine months ended September 30, 2016. Net cash used in operating activities consisted of a net loss of $5,857,000, offset by net non-cash operating activity of $1,101,000 and by $2,973,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $3,230,000 in depreciation and amortization, $471,000 in stock based compensation expense, $281,000 related to the amortization of deferred financing costs associated with our Private Placements, $799,000 related to the amortization of debt discounts, $172,000 related to the amortization of warrant issuance costs, $200,000 for stock issued for services, $106,000 related to stock issuance costs associated with debt financing, $341,000 related to warrant issuance costs for other compensation, $308,000 in extinguishment of debt and $42,000 in other non-cash items, offset by $788,000 related to the change in the fair value of warrant derivative liability, $195,000 in expenses allocated in profit sharing agreement that relates to contingent debt, $1,020,000 related to the change in the fair value of contingent acquisition debt and $2,846,000 related to the change in deferred taxes.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,452,000and decrease in prepaid expenses and other current assets of $282,000. Increases in working capital primarily related to changes in inventory of $440,000, changes in, accounts payable of $2,143,000, accrued distributor compensation of $515,000, changes in deferred revenues of $129,000 and changes in accrued expenses and other liabilities of $1,480,000.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $865,000 as compared to net cash used in investing activities of $1,026,000 for the nine months ended September 30, 2016. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $3,154,000 for the nine months ended September 30, 2017 as compared to net cash provided by financing activities of $34,000 for the nine months ended September 30, 2016.

Net cash provided by financing activities consisted of proceeds from the exercise of stock options $28,000, proceeds from factoring of $1,723,000 and $2,720,000 of net proceeds related to the Convertible Notes Payable associated with our July 2017 Private Placement, offset by $159,000 in payments to reduce notes payable, $440,000 in payments related to contingent acquisition debt, and $718,000 in payments related to capital lease financing obligations.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant operating losses for the nine months ended September 30, 2017 of $4,893,000, compared to operating income in the prior year of $3,263,000. The losses in the current year were primarily due to lower than anticipated revenues, increases in legal fees, distributor events and sales and marketing costs. Net cash used in operating activities was $1,783,000 in the current year. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern.

We have already commenced the process to increase our Crestmark line of credit during the fourth quarter of this year and we are considering multiple alternatives, including, but not limited to, additional equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

We believe our legal fees will decrease in the future from the levels spent in the current year. Furthermore, we expect to get reimbursements from our insurance company for legal fees already incurred. We expect costs related to distributor events will decrease next year from current year levels as our costs in the current year were unusually high due to the twentieth anniversary convention held in Dallas in August and one-time events held at the beginning of the year to stabilize the sales force due to the departure of the previous president and high-level sales management and distributors. We anticipate revenues to start growing again and we intend to make necessary cost reductions related to our international programs that are not performing and also reduce non-essential expenses.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect our ability to operate as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

Subsequent to the filing of our Annual Report for the year ended December 31, 2016, we have entered into Convertible Notes Payable by way of our 2017 Private Placement and contingent debt associated with the 2017 acquisitions; see Note 4 and Note 6, respectively, to the condensed consolidated financial statements. There were no other material changes from those disclosed in in our annual report.

Critical Accounting Policies

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the year ended December 31, 2016.

New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We are evaluating the potential impact of this adoption on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This standard amends the guidance issued with ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this ASU to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU was effective for fiscal years beginning after December 15, 2016, and early adoption was not permitted. We adopted ASU 2016-17 effective the quarter ended March 31, 2017. The adoption of ASU 2016-17 did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We expect to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases. We have not evaluated the impact of this new standard will have on our consolidated financial statements; however it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  Management is currently assessing the effect that ASU 2015-11 will have on our condensed consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption. We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. We continue to assess the impact of this ASU, and related subsequent updates, will have on our consolidated financial statements. As of September 30, 2017, we are in the process of reviewing the guidance to identify how this ASU will apply to our revenue reporting process. The final impact of this ASU on our financial statements will not be known until the assessment is complete. We will update our disclosures in future periods as the analysis is completed.

In August 2014, the FASB issued ASU No. 2014-15 regarding ASC topic No. 205, Presentation of Financial Statements - Going Concern. The standard requires all companies to evaluate if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and requires different disclosure of items that raise substantial doubt that are, or are not, alleviated as a result of consideration of management’s plans. The new guidance is effective for annual periods ending after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on our consolidated financial statements.

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

ITEM 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, the subject of claims and suits arising out of matters occurring during the operation of our business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation has adversely impacted our business because of defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K/A as filed with the SEC on August 14, 2017, and all of the information contained in our public filings before deciding whether to purchase our common stock. The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K/A as filed with the SEC on March 30, 2017. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K/A as filed with the SEC on August 14, 2017.

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

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant operating losses in the current year of $4,893,000, compared to operating income in the prior year of $3,263,000. The losses in the current year were primarily due to lower than anticipated revenues, increases in legal fees, distributor events and sales and marketing costs. Net cash used in operating activities was $1,783,000 in the current year. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

The failure to comply with the terms of our outstanding Notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against the pledged assets of CLR.

We currently have outstanding convertible notes in the principal amount of $3,000,000 (the “November 2015 Notes) that we issued to investors in November 2015 that are secured by certain of our assets and those of CLR other than its inventory and accounts receivable. We have also issued an additional $4,750,000 in principal amount of notes (the “September 2014 Notes”) in September 2014 Offering (the “September 2014 Offering”) secured by CLR’s pledge of  the Nicaragua green coffee beans acquired with the proceeds, the contract rights under a letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s factoring agreement and equipment lease but senior to all of its other obligations), In July and August of 2017, we issued notes in the aggregate principal amount of $7,254,349, all of which are outstanding. Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the November 2015 Notes and the September 2014 Notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The November 2015 Notes mature in 2018, the September 2014 Notes mature in 2019 and the 2017 notes mature in 2020. The November 2015 Notes and the September 2014 Notes require us, among other things, to maintain the security interest given by CLR for the notes and all of the notes require us to make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets or our assets would likely have a serious disruptive effect on our coffee and direct selling operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the three months ended September 30, 2017 have been previously reported except for the sales of unregistered securities set forth below.

ProActive Capital Group, LLC. On September 1, 2015, the Company entered into an agreement with ProActive Capital Group, LLC or PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to September 1, 2015 this agreement has been extended under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed. As of September 30, 2017, the Company has issued 15,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date.

In May 2017, the Company issued a warrant as compensation to an associated Youngevity distributor to purchase 37,500 shares of the Company’s Common Stock at a price of $4.66 with an expiration date of three years. The warrant was exercised on a cashless basis and 21,875 shares of common stock were issued during the three months ended September 30, 2017.

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

As of September 30, 2017 the total number of shares that may yet be purchased under the share repurchase program was 553,406. There were no shares repurchased during the nine months ended September 30, 2017.

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: November 14, 2017	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)