Form 10-K
period 2017-12-31
Youngevity International, Inc.
filed 2018-03-30
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

OR
[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from_______ to______

Commission file number 000-54900

 YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road,	91914
Chula Vista, CA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 619-934-3980

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on which Registered NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
		(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the Common Stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrants recently completed second quarter, was approximately $32,806,560 based upon the closing stock price reported on the NASDAQ Market on June 30, 2017 on that date.

The number of shares of registrant's Common Stock outstanding on March 28, 2018 was 19,728,772.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2017

-i-

YOUNGEVITY INTERNATIONAL, INC.
Annual Report (Form 10-K)
For Year Ended December 31, 2017

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Youngevity,” refer to Youngevity International, Inc. and its subsidiaries.

Item 1. Business

Overview

We are a leading omni-direct lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual main street of products and services under one corporate entity, we offer products from the six top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services.

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales and during the year ended December 31, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales.

Direct Selling Segment - In the direct selling segment we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products on a global basis and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,500 products to support a healthy lifestyle including:

Since 2010 we have expanded our operations through a series of acquisitions of the assets of other direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Set forth below is information regarding each of our acquisitions since 2012.

Business	Date of Acquisition	Product Categories

ViaViente	March 1, 2018	Nutritional Supplements
Nature Direct	February 12, 2018	A manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use
BeautiControl, Inc.	December 13, 2017	Cosmetic and Skin Care Products
Future Global Vision, Inc.	November 6, 2017	Nutritional Supplements and Automotive Fuel Additive Products
Sorvana International, LLC (FreeLife International, Inc.)	July 1, 2017	Health and wellness products
Ricolife, LLC	March 1, 2017	Teas
Bellavita Group, LLC	March 1, 2017	Health and Beauty Products
Legacy for Life, LLC	September 1, 2016	Nutritional Supplements
Nature’s Pearl Corporation	September 1, 2016	Nutritional Supplements and Skin Care Products
Renew Interest, LLC (SOZO Global, Inc.)	July 29, 2016	Nutritional Supplements and Skin Care Products
South Hill Designs Inc.	January 20, 2016	Jewelry
PAWS Group, LLC	July 1, 2015	Pet treats
Mialisia & Co., LLC	June 1, 2015	Jewelry
JD Premium LLC	March 4, 2015	Dietary Supplement Company
Sta-Natural, LLC	February 23, 2015	Vitamins, Minerals and Supplements for families and their pets
Restart Your Life, LLC	October 1, 2014	Dietary Supplements
Beyond Organics, LLC	May 1, 2014	Organic Food and Beverages
Good Herbs, Inc.	April 28, 2014	Herbal Supplements
Biometics International, Inc.	November 19, 2013	Liquid Supplements
GoFoods Global, LLC	October 1, 2013	Packaged Foods
Heritage Markers, LLC	August 14, 2013	Digital Products
Livinity, Inc.	July 10, 2012	Nutritional Products
GLIE, LLC (DBA True2Life)	March 20, 2012	Nutritional Supplements

Set forth below is information regarding each of our 2017 and 2016 acquisitions.

BeautiControl, Inc.

On December 13, 2017, we entered into an agreement with BeautiControl whereby we acquired certain assets of the BeautiControl cosmetic company. BeautiControl is a direct sales company specializing in cosmetics and skincare products. The contingent consideration’s estimated fair value at the date of acquisition was $2,625,000 as determined by management using a discounted cash flow methodology. We are obligated to make monthly payments based on a percentage of BeautiControl’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid BeautiControl’s aggregate cash payments of BeautiControl’s distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Future Global Vision, Inc.

Effective November 6, 2017, we acquired certain assets and assumed certain liabilities of Future Global Vision, Inc., a direct selling company that offers a unique line of products that include a fuel additive for vehicles that improves the efficiency of the engine and reduces fuel consumption. In addition, Future Global Vision, Inc., offers a line of nutraceutical products designed to provide health benefits that the whole family can use. The contingent consideration’s estimated fair value at the date of acquisition was $875,000 as determined by management using a discounted cash flow methodology. We are obligated to make monthly payments based on a percentage of Future Global Vision, Inc.’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Future Global Vision Inc. aggregate cash payments of Future Global Vision Inc.’s distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Sorvana International, LLC

Effective July 1, 2017, we acquired certain assets and assumed certain liabilities of Sorvana International “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. The contingent consideration’s estimated fair value at the date of acquisition was $4,247,000 as determined by management using a discounted cash flow methodology. We are obligated to make monthly payments based on a percentage of Sorvana’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Sorvana’s aggregate cash payments of Sorvana’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

BellaVita Group, LLC

Effective March 1, 2017, we acquired certain assets of BellaVita Group, LLC “BellaVita” a direct sales company and producer of health and beauty products with locations and customers primarily in the Asian market. The contingent consideration’s estimated fair value at the date of acquisition was $1,650,000 as determined by management using a discounted cash flow methodology. In addition, we have assumed certain liabilities in accordance with the agreement. We are obligated to make monthly payments based on a percentage of the BellaVita distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of BellaVita products until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid to BellaVita aggregate cash payments of the BellaVita distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Ricolife, LLC

Effective March 1, 2017, we acquired certain assets of Ricolife, LLC “Ricolife” a direct sales company and producer of teas with health benefits contained within its tea formulas. The contingent consideration’s estimated fair value at the date of acquisition was $845,000 as determined by management using a discounted cash flow methodology. In addition, we have assumed certain liabilities in accordance with the agreement. We are obligated to make monthly payments based on a percentage of the Ricolife distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of Ricolife products until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid to Ricolife aggregate cash payments of the Ricolife distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Legacy for Life, LLC

Effective September 1, 2016, we acquired certain assets of Legacy for Life, LLC, an Oklahoma based direct sales company and acquired the equity of two wholly-owned subsidiaries of Legacy for Life, LLC. Legacy for Life Taiwan and Legacy for Life Limited (Hong Kong) collectively referred to as (“Legacy for Life”). Legacy for Life is a science based direct seller of i26, a product made from the IgY Max formula or hyperimmune whole dried egg, which is the key ingredient in Legacy for Life products. Additionally, we entered into an Ingredient Supply Agreement to market i26 worldwide. The contingent consideration’s estimated fair value at the date of acquisition was $825,000. During the period ended September 30, 2017 the purchase accounting was finalized, and we determined that the initial purchase price should be reduced by $92,000 from $1,046,000 to $954,000. In addition, we paid $221,000 over a stated term in accordance with the agreement for the net assets of the Taiwan and Hong Kong entities and certain inventories from Legacy for Life. We are obligated to make monthly payments based on a percentage of the Legacy for Life distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of Legacy for Life products until the earlier of the date that is fifteen (15) years from the closing date or such time as we have paid to Legacy for Life aggregate cash payments of the Legacy for Life distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Nature’s Pearl Corporation

Effective September 1, 2016, we acquired certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) a direct sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. The contingent consideration’s estimated fair value at the date of acquisition was $2,765,000. During the period ended December 31, 2016, we determined that the initial estimated fair value of the acquisition should be reduced $1,290,000 from the initial purchase price of $2,765,000 to $1,475,000. During the period ended September 30, 2017 the purchase accounting was finalized, and we determined that the purchase price should be reduced by $266,000 to $1,209,000. We paid $200,000 for the purchase of certain inventories, which has been applied against and reduced the maximum aggregate purchase price. We are obligated to make monthly payments based on a percentage of the Nature Pearl’s distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of Nature Pearl’s products until the earlier of the date that is ten (10) years from the closing date or such time as we have paid to Nature Pearl’s aggregate cash payments of the Nature Pearl distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, we acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct sales company that offers nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO brand of products contains CoffeeBerry a fruit extract known for its high level of antioxidant properties. The contingent consideration’s estimated fair value at the date of acquisition was $465,000. During the period ended September 30, 2017 the purchase accounting was finalized, and we determined that the initial purchase price should be reduced by $30,000 from $465,000 to $435,000. We paid $300,000 for the purchase of certain inventories and assumed liabilities over a stated term in accordance with the agreement, which has been applied against and reduced the maximum aggregate purchase price. We also received additional inventories on a consignment basis. We are obligated to make monthly payments based on a percentage of the Renew’s distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of Renew’s products until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid to Renew’s aggregate cash payments of the Renew’s distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements)

South Hill Designs Inc.

On January 20, 2016, we acquired certain assets of South Hill Designs Inc., (“South Hill”) a direct sales and proprietary jewelry company that specializes in customized lockets and charms. The purchase price allocation of the intangible assets acquired for South Hill was $839,000 as of December 31, 2016. Additionally, we entered into an Exclusive, Licensing and Source Agreement with two of the founders of South Hill for services and the use of certain intellectual property. We are obligated to make monthly payments based on a percentage of the South Hill distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of South Hill’s products until the earlier of the date that is seven (7) years from the closing date. (See Note 2, to the consolidated financial statements)

Coffee Segment - We engage in the commercial sale of one of our products, our coffee through our subsidiary CLR Roasters, LLC (“CLR”). We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our distributor network. CLR was established in 2001 and is our wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers. In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the "Official Cafecito of the Miami Marlins" at Marlins Park in Miami, Florida.

Our roasting facility is located in Miami, Florida, is 50,000 square foot and is SQF Level 2 certified, which is a stringent food safety process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

In March 2014, we expanded our coffee segment and started our new green coffee business with CLR’s acquisition of Siles Plantation Family Group, which is a wholly-owned subsidiary of CLR located in Matagalpa, Nicaragua. Siles Plantation Family Group includes “La Pita,” a dry-processing facility on approximately 26 acres of land and “El Paraiso,” a coffee plantation consisting of approximately 500 acres of land and thousands of coffee plants which produces 100 percent Arabica coffee beans that are shade grown, Organic, Rainforest Alliance Certified™ and Fair Trade Certified™.

The plantation and dry-processing facility allows CLR to control the coffee production process from field to cup. The dry-processing plant allows CLR to produce and sell green coffee to major coffee suppliers in the United States and around the world. CLR has engaged a husband and wife team to operate the Siles Plantation Family Group by way of an operating agreement. The agreement provides for the sharing of profits and losses generated by the Siles Plantation Family Group after certain conditions are met. CLR has made substantial improvements to the land and facilities since 2014. The 2018 harvest season started in November 2017 and will continue through April of 2018.

Products

Direct Selling Segment - Youngevity®

We offer more than 5,500 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into six verticals. (Health & Nutrition, Home & Family, Food & Beverage, Spa & Beauty, Apparel & Jewelry, and Services.)

Our flagship Health & Nutrition products include our Healthy Body Start Pak™, which includes Beyond Tangy Tangerine® (a multivitamin/mineral/amino acid supplement), Ultimate EFA Plus™ (an essential fatty acid supplement), and Beyond Osteofx™ (a bone and joint health supplement). This product category is continually evaluated and updated where and when necessary. New products are introduced to take advantage of new opportunities that may become available based on scientific research and or marketing trends. Beyond Tangy Tangerine® 2.0 was added to the line to offer a second flavor and a nonGMO option to our number one selling product. The Healthy Body Start Pak™ comes in a variety of options and Paks to target specific health concerns or goals.

Our Food & Beverage includes nutrient rich energy drinks, healthy probiotic chocolates, and organic gourmet coffee. Our Be The Change Coffee is grown and processed at our very own green coffee plantation in the Nicaraguan rainforest. Our flagship Weight Management program is marketed as the Healthy Body Challenge, a program that involves three phases: detoxification, transformation and the healthy lifestyle phase. Each phase includes recommended products. During the transformation phase, we recommend the Ketogenic 30Day Burst, consisting of the Slender FX™ Keto products to support fat loss. Our Spa & Beauty products include Youngevity® Mineral Makeup™, Botanical Spa and Essential Oils. Our Home and Garden products include our For Tails Only™ line of pet products, Hydrowash™, an environmentally safe cleaner, and Bloomin Minerals™, a line of plant and soil revitalizers.

Our acquisition of Heritage Makers in August of 2013 allowed customers and distributors to create and publish a number of products utilizing their personal photos. Soon after, we introduced Our Memories For Life, a scrapbooking and memory keeping line of products, and Anthology DIY by Lisa Bearnson, a creative new approach to start to finish DIY projects. Heritage Makers account provides ongoing access to Studio, a user friendly, online program, where a person can make one of a kind keepsakes, storybooks, photo gifts and more, using Heritage Makers rich library of digital art and product templates. Products available include Storybooks, Digital Scrapbooking, Cards, and Photo Gifts.

In 2014 we introduced our MK Collaboration line of fashion and jewelry accessories to complement our nutritional and makeup products and with the acquisition of Mialisia in 2015 and the licensing agreement we entered into with South Hill Designs which was effective January 13, 2016 (a proprietary jewelry company that sells customized lockets and charms), we have further expanded our jewelry line and our distributors have access to offering more variety and appealing to a broader consumer base.

Coffee Segment  CLR

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

In connection with this merger, CLR, which had been a wholly owned subsidiary of Javalution prior to the merger, continued to be a wholly owned subsidiary of the Company. CLR operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers. Javalution, through its JavaFit Brand, develops products in the relatively new category of fortified coffee. JavaFit fortified coffee is a blend of roasted ground coffee and various nutrients and supplements.

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

In addition, CLR produces coffee under several company owned brands including: Café La Rica, Café Alma, Josie’s Java House, Javalution Urban Grind, Javalution Daily Grind, and Javalution Royal Roast. These brands are sold to various internet and traditional brick and mortar retailers including WalMart®, WinnDixie, Jetro, American Grocers, Publix, Home Goods, Marshalls and T.J. Maxx®.

During 2015 CLR invested in the KCup® coffee equipment and capabilities and began the production of the KCup® line of singleserve coffee products. In addition, we registered our own YCup® trademark for Youngevity identification to expand the business brand name.

CLR’s green coffee business provides for the sale of green coffee beans to other roasters and distributors, primarily from the distribution of coffee beans from Nicaragua.

Our CLR products offered include:

●	100% Colombian Premium Blend.	●	Italian Espresso.
●	House Blend.	●	Decaffeinated Coffee.
●	Dark Roast.	●	Halfcaff 50/50 blend Espresso.
●	Donut Shop.	●	Green Coffee Beans.
●	Flavored Coffees.	●	Organic Coffees. and
●	Espresso.	●	Select Water Decaffeinated.

Distribution

Direct Selling Segment  We presently sell products domestically in 50 states and internationally, with operations in the U.S. and currently eight international distribution centers. For the years ended December 31, 2017 and 2016 approximately 10% and 9% of our sales were derived from sales outside the U.S., respectively. We primarily sell our products to the ultimate consumer through the direct selling channel. Our distributors are required to pay a onetime enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below.

A distributor may contact customers directly, selling primarily through our online or printed brochures, which highlight new products and special promotions for each of our sales campaigns. In this sense, the distributor, together with the brochure, is the “store” through which our products are sold. A brochure introducing new sales campaigns is frequently produced and our websites and social networking activity take place on a continuous basis. Generally, distributors and customer’s forward orders using the internet, mail, telephone, or fax and payments are processed via credit card or other acceptable forms of payment at the time an order is placed. Orders are processed, and the products are assembled primarily at our distribution center in Chula Vista, California and delivered to distributors, distribution centers and customers through a variety of local, national and international delivery companies.

We employ certain web enabled systems to increase distributor support, which allows distributors to run their business more efficiently and allows us to improve our order-processing accuracy. In many countries, distributors can utilize the internet to manage their business electronically, including order submission, order tracking, payment and two-way communications. In addition, distributors can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training is also available in certain markets, as well as up-to-the-minute news, about us.

In the U.S. and selected other markets, we also market our products through the following consumer websites below is a list of some of our websites:

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

Introducing new distributors and the training of the new distributors are the primary responsibilities of key independent distributors supported by our marketing home office staff. The independent distributors are independent contractors compensated exclusively based on total sales of products achieved by their down-line distributors and customers. Although the independent distributors are not paid a fee for recruiting or introducing additional distributors, they have the incentive to recruit onboard additional distributors to increase their opportunities for increasing their total product sales and related sales commissions. Acquisitions of other direct selling businesses and personal contacts, including recommendations from current distributors, and local market advertising constitute the primary means of obtaining new distributors and customers. Distributors also can earn bonuses based on the net sales of products made by distributors they have recruited introduced and trained in addition to discounts earned on their own sales of our products. This program can be unlimited based on the level achieved in accordance with the compensation plan that can change from time to time at our discretion. The primary responsibilities of sales leaders are the prospecting, appointing, training and development of their down-line distributors and customers while maintaining a certain level of their own sales.

Coffee Segment – Our coffee segment is operated by CLR. The segment operates a coffee roasting plant and distribution facility located in Miami, Florida. The 50,000-square foot plant contains two commercial grade roasters and four commercial grade grinders capable of roasting 10 million pounds of coffee annually. The plant contains a variety of packaging equipment capable of producing two-ounce fractional packs, vacuum sealed brick packaging for espresso, various bag packaging configurations ranging from eight ounces up to a five-pound bag package, as well as Super Sack packaging that holds bulk coffee up to 1,100 pounds. The coffee segment’s single-serve K-Cup filling equipment can produce 35 million K-Cups annually of our own brands and private label orders.

The versatility of the plant supports a diverse customer base. The coffee segment is a large supplier to the hospitality market with a great focus on serving the cruise line industry. A major revenue producing area is the private label market where the company produces coffee for various retailer owned private brands. The segment supplies coffee and equipment to retirement communities, services the office coffee service segment, and markets through distributors to the convenient store market; CLR also markets its own brands of coffee to various retailers. Our CLR owned brands that are currently on retail shelves includes Café La Rica and the Josie’s Java House of brands.

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

Promotion and Marketing

Direct Selling Segment - Sales promotion and sales development activities are directed at assisting distributors through sales aids such as brochures, product samples, demonstration product videos and live training sessions. To support the efforts of distributors to reach new customers, specially designed sales aids, promotional pieces, customer flyers, radio and print advertising are used. In addition, we seek to motivate our distributors using special incentive programs that reward superior sales performance. Periodic sales meetings with our independent distributors are conducted by our home office staff. The meetings are designed to keep distributors abreast of product line changes, explain sales techniques and provide recognition for sales performance.

Several merchandising techniques are used, including the introduction of new products, the use of combination offers, the use of trial sizes and samples, and the promotion of products packaged as gift items. In general, for each sales campaign, a distinctive brochure or flyer is published, in which new products are introduced and selected items are offered as special promotions or are given prominence in the brochure. A key current priority for our merchandising is to continue the use of pricing and promotional models to enable a deeper, fact-based understanding of the role and impact of pricing within our product portfolio.

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

Suppliers

We purchase our inventory from multiple third-party suppliers at competitive prices. For the year ended December 31, 2017, we made purchases from three vendors that individually comprised more than 10% of total purchases and in aggregate approximated 57% of total purchases for the two segments.

Direct Selling Segment - We purchase raw materials from numerous domestic and international suppliers. Other than the coffee products produced through CLR, all our products are manufactured by independent suppliers. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers, namely: Global Health Labs, Inc., and Columbia Nutritional, LLC.

Sufficient raw materials were available during the year ended December 31, 2017 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed.

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

We also produce green coffee from CLR’s own plantation it acquired in Nicaragua in 2014. We do not believe that CLR is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers, namely: Rothfos Corporation and H&H Coffee Group.

Intellectual Property

We have developed, and we use registered trademarks in our business, particularly relating to our corporate and product names. We own several trademarks that are registered with the U.S. Patent and Trademark Office and we also own trademarks in Canada, Australia, New Zealand, Singapore, Mexico, and Russia. Registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered trademark in connection with a similar product in the same channels of trade by any third-party in the respective country of registration, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection that is afforded by the registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of our brands and the effective marketing of our products. We intend to maintain and keep current all our trademark registrations and to pay all applicable renewal fees as they become due. The right of a trademark owner to use its trademarks, however, is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete, and if for any reason we were unable to maintain our trademarks, our sales of the related products bearing such trademarks could be materially and negatively affected. See “Risk Factors”.

We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties. Most of our products are not protected by patents and therefore such agreements are often our only form of protection.  Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets but are not otherwise protected under intellectual property laws.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Industry Overview

We are engaged in two industries, the direct selling industry and the coffee industry.

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

The Direct Selling Association (“DSA”) reported in its “2016 An Overview” that the fastest growing product was Wellness followed by Services & Other, the two categories alone representing approximately $20 billion in sales in 2016. Top product categories continue to gain market share: home and family care/durables, personal care, jewelry, clothing, leisure/educations. Wellness products include weight-loss products and dietary supplements. In the United States, as reported by the DSA, a record 20.5 million people were involved in direct selling in 2016, an increase of 1.5% compared to 2015. Estimated direct retail sales for 2016 was reported by the 2017 Growth & Outlook Report to be $35.54 billion compared to $36.12 billion in 2015.

Coffee Industry

Our coffee segment includes coffee bean roasting and the sales of green coffee beans. Our roasting facility, located in Miami, Florida, procures coffee primarily from Central America. Our green coffee business procures coffee from Nicaragua by way of growing our own coffee beans and purchasing green coffee beans directly from other farmers. CLR sells coffee to domestic and international customers, both green and roasted coffee.

The United States Department of Agriculture (“USDA”) reported in its June 2017 “Coffee: World Markets and Trade” report for the 2017/18 Forecast Overview that world coffee production is forecasted at 159 million bags (60 kilograms or approximately 132 pounds), which is unchanged from the previous year. World exports of green coffee are expected to remain steady totaling 111 million bags in 2018, with global consumption forecasted at a record 158 million bags. For 2018, Central America and Mexico are forecasted to contribute 18.1 million bags of coffee beans and approximately 40 percent of the exports are destined to the United States and 35 percent to the European Union. The United States imports the second-largest amount of coffee beans worldwide and is forecasted at 26 million bags.

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

Within the direct selling channel, we compete on a regional and often country-by-country basis, with our direct selling competitors. There are also a number of direct selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. We compete against large and well-known companies that manufacture and sell broad product lines through various types of retail establishments such as General Foods and Nestlé. In addition, we compete against many other companies that manufacture and sell in narrower product lines sold through retail establishments. This industry is highly competitive, and some of our principal competitors in the industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. We have many competitors in the highly competitive energy drink, skin care and cosmetic, coffee, pet line and pharmacy card industries globally, including retail establishments, principally department stores, and specialty retailers, and direct-mail companies specializing in these products. Our largest direct sales competitors are Herbalife, Amway, USANA and NuSkin. In the energy drink market, we compete with companies such as Red Bull, Gatorade and Rock Star. Our beauty, skin care and cosmetic products compete with Avon and Bare Essentials. From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

Employees

As of March 20, 2018, we had 431 employees worldwide. We believe that our current personnel can meet our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts.

Our Corporate History

Youngevity International, Inc., formerly AL International, Inc., founded in 1996, operates through two segments including the following wholly-owned subsidiary: CLR Roasters, LLC (“CLR”) which operates our commercial coffee business, including the Siles Plantation Family Group S.A. located in Nicaragua. Our direct selling network includes the domestic operations of AL Global Corporation, 2400 Boswell LLC, MK Collaborative LLC, and Youngevity Global LLC.

Our foreign wholly-owned subsidiaries include Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia LLC, Youngevity Colombia S.A.S., Youngevity International Singapore Pte. Ltd., and Mialisia Canada, Inc. The Company also operates through the BellaVita Group LLC, with operations in; Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan.

The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines, Hong Kong and Taiwan.

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

Effective July 23, 2013, we changed our name from AL International, Inc. to Youngevity International, Inc.

On June 7, 2017, an amendment to our Certificate of Incorporation became effective which effectuated: (i) a 1-for-20 reverse stock split (the “Reverse Split”) of the issued and outstanding shares of Common Stock; (ii) a decrease in the number of shares of (a) Common Stock authorized from 600,000,000 to 50,000,000 and (b) preferred stock authorized from 100,000,000 to 5,000,000.

Emerging Growth Company

We are an emerging growth company under the JOBS ACT, which was enacted in April 2012. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;
(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;
(c) the date on which we have issued more than $1.0 billion in non-convertible debt, during the previous 3-year period, issued; or
(d) the date on which we are deemed to be a large accelerated filer.

As an emerging growth company, we will be subject to reduced public company reporting requirements and are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval, on an advisory basis, of executive compensation and golden parachutes.

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

Available Information

Since June 21, 2017, our Common Stock has been traded on the NASDAQ National Market under the symbol “YGYI.” From June 2013 until June 2017, the Common Stock has been traded on the OTCQX Marketplace operated by the OTC Markets Group under the symbol “YGYI”.

Additional information about our company is contained at our website, http://www.youngevity.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are electronically filed with, or furnish it to, the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the Audit Committee and Compensation Committee. Our phone number is (619) 934-3980 and our facsimile number is (619) 934-3205.

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

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity® health products. In the last four years, we completed 22 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity® health and wellness product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, we continue to expand our coffee business product line with the single-serve K-Cup® manufacturing capabilities and our investment in the green coffee business. It is too early to predict the results of these investments. In addition, since each acquisition involves the addition of new distributors and new products, it is difficult to assess whether initial product sales of any new product acquired will be maintained, and if sales by new distributors will be maintained.

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying consolidated financial statements as of December 31, 2017 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained a significant loss of $12,677,000 during the year ended December 31, 2017 compared to net losses during the year ended December 31, 2016 of $398,000. The losses for the year ended December 31, 2017 were primarily due to lower than anticipated revenues, increases in legal fees, distributor events and sales and marketing costs. Net cash used in operating activities was $2,773,000 for the year ended December 31, 2017. Based on our current cash levels as of December 31, 2017, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

The failure to comply with the terms of our outstanding Notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against the pledged assets of the Company.

We currently have outstanding 2015 Notes which are convertible notes in the principal amount of $3,000,000 that we issued to investors in November 2015 that are secured by certain of our assets and those of CLR other than its inventory and accounts receivable. We have also issued an additional $4,750,000 in principal amount of 2014 Notes. The 2014 Private Placement is secured by CLR’s pledge of the Nicaragua green coffee beans acquired with the proceeds, the contract rights under a letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s factoring agreement and equipment lease but senior to all of its other obligations). In July and August of 2017, we issued 2017 Notes in the aggregate principal amount of $7,254,349, all of which are outstanding. Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the 2015 Notes and the 2014 Notes, and has agreed not to sell, transfer or pledge 30 million shares of our common stock that he owns so long as his personal guaranty is in effect. The 2015 Notes mature in 2018, the 2014 Notes mature in 2019 and the 2017 Notes mature in 2020. The 2015 Notes and the 2014 Notes require us, among other things, to maintain the security interest given by CLR for the notes and all of the notes require us to make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets or our assets would likely have a serious disruptive effect on our coffee and direct selling operations.

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

A significant portion of our revenue during the years ended December 31, 2017 and 2016, approximately 50%, was derived from sales of our Beyond Tangy Tangerine line, Osteo-fx line and Ultimate EFA line of products. Any disruption in the supply of the raw materials used for these problems, any negative press associated with these products or manufacture and sale of competitive products, could have a material adverse effect on our business.

Our business is subject to strict government regulations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S.3546), which was passed by Congress in December 2006, imposes significant regulatory requirements on dietary supplements including reporting of “serious adverse events” to the FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture and sell. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with these rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with these new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement.

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

We are subject to regulation by a variety of regulatory authorities, including the Consumer Product Safety Commission and the FDA. The failure of our third-party manufacturers to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us. We may be unable to recover costs related to product recalls. We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. We face continued economic challenges in fiscal 2018 because customers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions and climate changes or other natural disasters, such as Hurricane Katrina and Maria, pandemic situations or large-scale power outages can have a short or, sometimes, long-term impact on consumer spending.

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

Within the direct selling channel, we compete on a regional and often country-by-country basis, with our direct selling competitors. There are also a number of direct selling companies that sell product lines similar to ours, some of which also have worldwide operations and compete with us globally. We compete against large and well-known companies that manufacture and sell broad product lines through various types of retail establishments. Our largest direct sales competitors are Herbalife, Amway, USANA Health Sciences and NuSkin Enterprises. In the energy drink market, we compete with companies such as Red Bull, Gatorade and Rock Star. Our beauty, skin care and cosmetic products compete with Avon and Bare Essentials. In addition, we compete against many other companies that manufacture and sell in narrower product lines sold through retail establishments. This industry is highly competitive and some of our principal competitors in the industry are larger than we are and have greater resources than we do. Competitive activities on their part could cause our sales to suffer. From time to time, we need to reduce the prices for some of our products to respond to competitive and customer pressures or to maintain our position in the marketplace. Such pressures also may restrict our ability to increase prices in response to raw material and other cost increases. Any reduction in prices as a result of competitive pressures, or any failure to increase prices when raw material costs increase, would harm profit margins and, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

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

Our coffee segment also faces strong competition. The coffee industry is highly competitive, and coffee is widely distributed and readily available. Our competition will seek to create advantages in many areas including better prices, more attractive packaging, stronger marketing, more efficient production processes, speed to market, and better-quality verses value opportunities. Many of our competitors have stronger brand recognition and will reduce prices to keep our brands out of the market. Our competitors may have more automation built into their production lines allowing for more efficient production at lower costs. We compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer confidence that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, then consumers may choose not to buy our products at prices that are profitable for us.

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

We consider our roasting methods essential to the flavor and richness of our coffee and, therefore, essential to our various brands. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying our roasting methods, if such methods became known. If our competitors copy our roasting methods, the value of our brands could be diminished, and we could lose customers to our competitors. In addition, competitors could develop roasting methods that are more advanced than ours, which could also harm our competitive position.

We may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are a party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which we are, or may be party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material.

Government reviews, inquiries, investigations, and actions could harm our business or reputation.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving and officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. Any determination that our operations or activities or the activities of our distributors, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and or reputation.

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

For the year ended December 31, 2017 approximately 12% of our sales were derived from sales outside the United States. For the year ended December 31, 2016 approximately 9% of our sales were derived from sales outside the United States. Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

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

For the year ended December 31, 2017, approximately 12% of our sales were derived from sales outside the United States. For the year ended December 31, 2016 approximately 9% of our sales were derived from sales outside the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

We purchase, roast, and sell high-quality whole bean arabica coffee beans and related coffee products. The price of coffee is subject to significant volatility. The high-quality arabica coffee of the quality we seek tends to trade on a negotiated basis at a premium above the “C” price. This premium depends upon the supply and demand at the time of purchase and the amount of the premium can vary significantly. An increase in the “C” coffee commodity price does increase the price of high-quality arabica coffee and also impacts our ability to enter into fixed-price purchase commitments. We frequently enter into supply contracts whereby the quality, quantity, delivery period, and other negotiated terms are agreed upon, but the date, and therefore price, at which the base “C” coffee commodity price component will be fixed has not yet been established.

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

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY AND OUR SECURITIES

There is no public market for our Series A Convertible Preferred Stock or our Series B Convertible Preferred Stock and prospective investors may not be able to resell their shares at or above the offering price, if at all.

There is no public market for any of our Preferred Stock and no assurance can be given that an active trading market will develop for any of our Preferred Stock or, if one does develop, that it will be maintained. We have not applied for listing of any of our Preferred Stock on any securities exchange or other stock market. In the absence of a public trading market, an investor may be unable to liquidate his investment in our company.

The stock market in general may experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of the Common Stock, which could cause a decline in the value of the Common Stock and our Preferred Stock. Investors should also be aware that price volatility may be worse if the trading volume of the Common Stock is low.

The liquidity of the trading market, if any, and future trading prices of our Preferred Stock will depend on many factors, including, among other things, the market price of our common stock, prevailing interest rates, our operating results, financial performance and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. It is possible that the market, if any, for our Preferred Stock will be subject to disruptions which may have a negative effect on the holders of our Preferred Stock, regardless of our operating results, financial performance or prospects.

Conversion of our outstanding convertible notes and our Preferred Stock will dilute the ownership interest of existing stockholders, including holders who had previously converted their Preferred Stock

To the extent we issue Common Stock upon conversion of our convertible notes or our Preferred Stock, such conversions will dilute the ownership interests of existing stockholders, including holders who had previously converted their Preferred Stock. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Preferred Stock may encourage short selling by market participants because the conversion of the Preferred Stock could depress the price of the Common Stock.

Holders of our Preferred Stock have extremely limited voting rights.

The voting rights as a holder of our Preferred Stock is limited. Shares of the Common Stock are currently the only class of our securities carrying full voting rights. Voting rights for holders of our Preferred Stock exist primarily with respect to voting on amendments to our charter that alter or change adversely the powers, preferences or rights of the Preferred Stock.

The automatic conversion feature may not adequately compensate holders of Series B Convertible Preferred Stock and may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the two-year anniversary of issuance, each share of Series B Convertible Preferred Stock automatically converts into two shares of Common Stock. If the Common Stock price is less 50% of the price paid for each share of Series B Convertible Preferred Stock, the value of the Series B Convertible Preferred Stock will be less than the price paid for the Series B Convertible Preferred Stock excluding the merchandise credit.

Our ability to pay dividends is limited by the requirements of Delaware law.

Our ability to pay dividends on our Preferred Stock is limited by the laws of Delaware. Under applicable Delaware law, a Delaware corporation generally may not make a distribution if, the corporation’s net assets (total assets minus total liabilities) do not exceed its capital. Accordingly, we generally may not make a distribution on the Preferred Stock if, we have not been able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the par value of each share of issued stock.

We are controlled by two principal stockholders who are also our Chief Executive Officer and Chairman and Chief Operating Officer and director.

Through their voting power, each Mr. Stephan Wallach, our Chief Executive Officer and Chairman, and Michelle Wallach, our Chief Operating Officer and Director has the ability to elect a majority of our directors and to control all other matters requiring the approval of our stockholders, including the election of all of our directors. Mr. Wallach and Michelle Wallach, his wife, together beneficially own approximately 71.2% of our total equity securities (assuming exercise of the options to purchase Common Stock held by Mr. Wallach and Ms. Wallach). As our Chief Executive Officer, Mr. Wallach has the ability to control our business affairs.

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

We could remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

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

In the event that an active trading market develops, the market price of the shares of Common Stock may be based on factors that may not be indicative of future market performance. Consequently, the market price of the Common Stock may vary greatly. If an active market for the Common Stock develops, there is a significant risk that the stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

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

A large number of outstanding shares of Common Stock are held by two of our principal shareholders. If any of these principal shareholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of the Common Stock to decline.

Our stock price has been volatile and subject to various market conditions.

The trading price of the Common Stock has been subject to wide fluctuations. The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of the Common Stock would likely decline, perhaps substantially.

We may issue preferred stock with rights senior to the Common Stock, Series A Convertible Preferred Stock and B Convertible Preferred Stock.

Our certificate of incorporation authorizes the issuance of up to five million shares of preferred stock without shareholder approval and on terms established by our directors. We may issue shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of Common Stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock and existing Preferred Stock.

You should not rely on an investment in our Common Stock for the payment of cash dividends.

We intend to retain future profits, if any, to expand our business. We have never paid cash dividends on the Common Stock and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. You should not make an investment in the Common Stock if you require dividend income. Any return on investment in the Common Stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

We cannot assure you that the common stock will remain listed on the NASDAQ Capital Market.

The Common Stock is currently listed on the NASDAQ Capital Market. Although we currently meet the listing standards of the NASDAQ Capital Market, we cannot assure you that we will be able to maintain the continued listing standards of the NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. If we are delisted from the NASDAQ Capital Market then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

The reverse stock split that was effected in June 2017 may decrease the liquidity of the shares of the Common Stock.

The liquidity of the Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are now outstanding. In addition, the reverse stock split increased the number of shareholders who own odd lots (less than 100 shares) of the Common Stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Although we believe that a higher market price of the Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors.

A majority of our directors are not required to be "independent" and several of our directors and officers have other business interests.

We qualify as a "controlled company" for listing purposes on the NASDAQ Capital Market because Stephen Wallach and Michelle Wallach continue to hold in excess of 50% of our voting securities. As a controlled company, we qualify for certain exemptions to the NASDAQ Capital Market listing requirements, including the requirement that a majority of our directors be independent, and the requirements to have a compensation committee and a nominating/corporate governance committee, each composed of entirely independent directors. A majority of our directors are not currently "independent" under the NASDAQ Capital Market independence standards. This lack of "independence" may interfere with our directors' judgment in carrying out their responsibilities as directors.

Several of our directors have other business interests, including Richard Renton, Paul Sallwasser, William Thompson and Kevin Allodi. Those other interests may come into conflict with our interests and the interests of our shareholders. We may compete with these other business interests for such directors' time and efforts.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated in connection with this Offering, may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws includes provisions that:

●
authorize our board of directors to issue Preferred Stock, without further stockholder action and with voting liquidation, dividend and other rights superior to our Common Stock; and
●
provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for the Common Stock in an acquisition.

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

Pursuant to the terms of the registration rights agreement that we entered into with investors in our recent private placement offering, we are required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance we will be able to maintain the effectiveness of any registration statement subject to certain conditions, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our Common Stock price and trading volume.

Securities research analysts, including those affiliated with our selling agents establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage following this offering, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

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

Our corporate headquarters building is owned by our subsidiary 2400 Boswell, LLC, a limited liability company that we acquired from the step parent of Mr. Wallach, our Chief Executive Officer. On March 15, 2013, we acquired 2400 Boswell, LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over five years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years, interest rate of 5.75%. As of December 31, 2017, the balance on the long-term mortgage was $3,289,000 and the balance on the promissory note was $22,000.

Our Commercial Coffee Segment, CLR Roasters headquarters, is a coffee roaster processing facility, warehouse, and distribution center located in Miami, Florida, consisting of 50,000 square feet. Our lease for this space expires in May 2023. During the years ended December 31, 2017 and 2016 we incurred lease expense of approximately $442,000 and $414,000, respectively.

Below is a summary of our facilities by location:

Location	Approximate Square Footage of Facilities	Land in Acres	Own/Lease	Approximate Rent Expense $
Chula Vista, CA	59,000	-	Own	$-
Scottsdale, AZ	1,248	-	Lease	$10,000
Miami, FL	50,110	-	Lease	$442,000
Phoenix, AZ	3,096	-	Lease	$21,000
Matagalpa, Nicaragua	60,505	500	Own (1)	$-
Provo, UT	7,156	-	Lease	$120,000
Auckland, New Zealand	3,570	-	Lease	$74,000
Moscow, Russia	1,669	-	Lease	$91,000
Singapore	3,222	-	Lease	$246,000
Guadalajara, Mexico	6,830	-	Lease	$35,000
Manila, Philippines	4,473	-	Lease	$99,000
Bogota, Colombia	2,153	-	Lease	$13,000
Lai Chi Kok Kin, Hong Kong	1,296	-	Lease	$51,000
Taipei, Taiwan	4,722	-	Lease	$22,000
Taipei, Taiwan	3,955	-	Lease	$39,000
Indonesia	1,884	-	Lease	$6,000
Malaysia	3,945	-	Lease	$11,000
Japan	98	-	Lease	$7,000

(1) CLR Arabica coffee bean plantation and dry-processing facility and mill.

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3. Legal Proceedings

We are a party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which we are party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted our business because of defense costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 21, 2017, the Common Stock has been traded on the NASDAQ National Market under the symbol “YGYI.” From June 2013 until June 20, 2017, the Common Stock has been traded on the OTCQX Marketplace operated by the OTC Markets Group under the symbol “YGYI”. Previously, the Common Stock was quoted on the OTC Markets OTC Pink Market system under the symbol “JCOF”. The range of high and low sales prices for the years ended December 31, 2017 and 2016 is presented in the table below:

The trading price of the Common Stock has been subject to wide fluctuations. The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of the Common Stock would likely decline, perhaps substantially.

	2017		2016
	High	Low	High	Low
First Quarter	$5.96	$5.00	$6.60	$4.40
Second Quarter	$7.00	$3.00	$6.40	$4.80
Third Quarter	$6.75	$4.28	$6.40	$4.60
Fourth Quarter	$5.16	$3.79	$6.40	$5.20

The last reported sale price of the Common Stock on the NASDAQ National Market on March 29, 2018, was $4.15 per share.

Holders

As of the close of business on March 29, 2018, there were 541 holders of record of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on the Common Stock in the foreseeable future. Other than the payment of dividends on our preferred stock, we expect to retain all available funds and future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends, if any, on the Common Stock will be at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Series B Convertible Preferred Stock

On March 2, 2018 our board of directors designated 1,052,631 shares as Series B Convertible Preferred Stock, par value $.001 per share (“Series B Convertible Preferred”).

The Series B Convertible Preferred Stock will pay cumulative dividends from the date of issuance at a rate of 5% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year beginning June 30, 2018. If the aggregate amount of dividends accrued and payable to a holder is less than $10.00, we may, at our option, retain and not make payment in the respect of such dividends until the aggregate number of dividends then accrued and payable to the holder is not less than $10.00.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during the year ended December 31, 2017 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Repurchases of Common Stock

On December 11, 2012, we authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of Common Stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of December 31, 2017 at a weighted-average cost of $5.30. There were no repurchases during the year ended December 31, 2017. We repurchased a total of 6,285 shares at a weighted-average cost of $5.60 per shares in 2016. The remaining number of shares authorized for repurchase under the plan as of December 31, 2017 is 553,406.

Equity Compensation Plan Information

The 2012 Stock Option Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock have been granted and are currently outstanding.

As of December 31, 2017, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:
Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	2,084,523	$4.70	1,885,789
Total	2,084,523	$4.70	1,885,789

On February 23, 2017, our board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (the “Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the Plan from 2,000,000 to 4,000,000 shares authorized (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017). The Plan as amended allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the Plan. No stock option is exercisable later than ten years after the date it is granted.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with the audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report. All share and per share numbers reflect the one-for-twenty reverse stock split that we effected on June 5, 2017.

Overview

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2017, we derived approximately 86% of our revenue from direct sales and approximately 14% of our revenue from our commercial coffee sales. During the year ended December 31, 2016, we derived approximately 89% of our revenue from our direct sales and approximately 11% of our revenue from our commercial coffee sales.

In the direct selling segment, we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

We conduct our operations primarily in the United States. For the year ended December 31, 2017 and the year ended December 31, 2016 approximately 88% and 91%, respectively, of our revenues were derived from sales within the United States.

Recent Events

Series B Convertible Preferred Stock Offering

On February 14, 2018, we commenced our offering to sell up to $10 million of our Series B Convertible Preferred Stock on a best effort basis without any minimum offering amount. The offering (the “Offering”) terminated on March 31, 2018. The Series B Convertible Preferred Stock pays cumulative dividends from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to our outstanding Series A Convertible Preferred Stock and our common stock par value $0.001 (the "Common Stock") with respect to dividend rights and rights upon liquidation, dissolution or winding up. Each holder of Series B Convertible Preferred Stock received a credit towards our merchandise equal to ten percent (10%) of the amount of their investment up to a maximum credit of $1,000. Holders of the Series B Convertible Preferred Stock have limited voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two shares of common stock and automatically converts into two shares of Common Stock on its two-year anniversary of issuance. The offering price of the Series B Convertible Preferred Stock was $9.50 per share.

On March 2, 2018 our board of directors designated 1,052,631 shares as Series B Convertible Preferred Stock, par value $.001 per share (“Series B Convertible Preferred Stock”).

Offering

On March 30, 2018, we completed our best efforts Offering of Series B Convertible Preferred Stock, pursuant to which we sold an aggregate of 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in aggregate of $3,621,143. The shares of Series B Convertible Preferred Stock issued in the Offering were sold pursuant to the our Registration Statement, which was declared effective on February 13, 2018.

The net proceeds to us from Offering were $3,328,761 after deducting commissions and Offering expenses of the selling agent payable by us.

Tripoint Global Equities, LLC (“Tripoint”), acted as the selling agent for the Offering pursuant to the terms of a Selling Agency Agreement that was entered into on March 15, 2018, the form of which was filed as an exhibit to our registration statement on Form S-1, as amended (File No. 333-221847) (the “Registration Statement”). Under the Selling Agency Agreement, we paid TriPoint a fee of 4.0% of the gross proceeds of the Offering and agreed to reimburse TriPoint for up to $45,000 of its expenses.

Use of Proceeds

The Company currently intends to use the net proceeds from the sale of shares of the Series B Convertible Preferred Stock in the Offering for general working capital purposes.

New Acquisitions During the Years Ended 2017 and 2018

Pursuant to an agreement dated March 1, 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals. ViaViente, was introduced to the public in 2003 following years of research that included studies of mineral rich waters whose source is found in the Andes Mountains and flow thru Vilcabamba, Ecuador, a region known for its high concentration of centenarians. In 2007 ViaViente became the first product in the market to receive the coveted Brunswick Labs ORAC Seal of Certification for its Anti-Oxidant content.

Pursuant to an agreement dated February 12, 2018, we acquired certain liabilities of Nature Direct. Nature Direct, a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. Nature Direct was formed in Australia in 2007 to create eco-friendly, effective and affordable home cleaning products using essential-oils. Since then the company has grown its product lines to include personal care and professional use nontoxic disinfectant products. Until now, Nature Direct sales force has been located in and focused on the Australian market. Nature Direct products will now be made available to our social selling program.

Effective December 13, 2017, we acquired certain assets of BeautiControl cosmetic company. BeautiControl is a direct sales company specializing in cosmetics and skincare products.

Effective November 6, 2017, we acquired certain assets and assumed certain liabilities of Future Global Vision, Inc., a direct selling company that offers a unique line of products that include a fuel additive for vehicles that improves the efficiency of the engine and reduces fuel consumption. In addition, Future Global Vision, Inc., offers a line of nutraceutical products designed to provide health benefits that the whole family can use.

Effective July 1, 2017, we acquired certain assets and assumed certain liabilities of Sorvana International, LLC “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options.

Effective March 1, 2017, we acquired certain assets of Bellavita Group, LLC, a direct sales company and producer of health and beauty products primarily in the Asian market and Ricolife, LLC, a direct sales company and producer of teas with health benefits contained within its tea formulas.

2017 Financing

During July and August 2017, we engaged in the July 2017 Private Placement pursuant to which we offered for sale a minimum of $100,000 of units up to a maximum of $10,000,000 of units, with each unit (a “Unit”) consisting of: (i) a three (3) year convertible note in the principal amount of $25,000 initially convertible into shares of Common Stock, at $4.60 per share (subject to adjustment); and (ii) a Series D Warrant (the “Class D Warrant”), exercisable to purchase 50% of the number of shares issuable upon conversion of the 2017 Note at an exercise price equal to $5.56.

In July and August 2017, we entered into a Note Purchase Agreement with 28 accredited investors that participated in the July 2017 Private Placement pursuant to which we raised gross cash proceeds of $3,054,000 in the 2017 Private Placement and sold 2017 Notes in the aggregate principal amount of $3,054,000, convertible into 663,914 shares of our common stock, at a conversion price of $4.60 per share, subject to adjustment as provided therein; and 2017 Warrants to purchase 331,956 shares of common stock at an exercise price of $5.56.

In addition, as part of the 2017 Private Placement, three (3) investors in our November 2015 Private Placement (the “Prior Investors”), converted their 8% Series C Convertible Notes in the aggregate principal amount of $4,200,349 together with accrued interest thereon into new convertible notes for an equal principal amount, convertible into 913,119 shares of Common Stock and 2017 Warrants to purchase an aggregate of 456,560 shares of Common Stock. The new note carries the same interest rate as the prior note. The Prior Investors also exchanged their Series A Warrants dated October 26, 2015 to purchase an aggregate of 279,166 shares of Common Stock for a new 2017 Warrant to purchase an aggregate of 182,065 shares of Common Stock. We used the proceeds from the 2017 Private Placement for working capital purposes.

For twelve (12) months following the closing, the investors in the 2017 Private Placement have the right to participate in any future equity financings by us including the Offering, up to their pro rata share of the maximum Offering amount in the aggregate.

The 2017 Notes bear interest at a rate of eight percent (8%) per annum. We have the right to prepay the 2017 Notes at any time after the one-year anniversary date of the issuance of the 2017 Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The 2017 Notes automatically convert to Common Stock if prior to the maturity date we sell Common Stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital. The 2017 Notes provide for full ratchet price protection for a period of nine months after their issuance and thereafter weighted average price adjustment.

We paid a placement fee of $321,248, excluding legal expenses and issued to the selling agent, who was the placement agent in the 2017 Private Placement, three-year warrants to purchase 179,131 shares of Common Stock at an exercise price of $5.56 per share and we issued the placement agent 22,680 shares of Common Stock.

In connection with the 2017 Private Placement, we also entered into the “Registration Rights Agreement” with the investors in the 2017 Private Placement. The Registration Rights Agreement requires that we file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within ninety (90) days of the final closing date of the Private Placement for the resale by the investors of all of the shares Common Stock underlying the senior convertible notes and warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”) and that the Initial Registration Statement be declared effective by the SEC within 180 days of the final closing date of the 2017 Private Placement or if the registration statement is reviewed by the SEC 210 days after the final closing date or the 2017 Private Placement. Upon the occurrence of certain events (each an “Event”), we will be required to pay to the investors liquidated damages of 1.0% of their respective aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event may the aggregate amount of liquidated damages payable to each of the investors exceed in the aggregate 10% of the aggregate purchase price paid by such investor for the Registrable Securities. The Registration Statement on Form S-3 was declared effective on September 27, 2017.

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

Revenue Recognition

We recognize revenue from product sales when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. We ship the majority of our direct selling segment products directly to the distributors primarily via UPS, USPS or FedEx and receives substantially all payments for these sales in the form of credit card transactions. We regularly monitor our use of credit card or merchant services to ensure that its financial risk related to credit quality and credit concentrations is actively managed. Revenue is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. We ship the majority of our coffee segment products via common carrier and invoice our customers for the products. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point.

Sales revenue and a reserve for estimated returns are recorded net of sales tax.

Fair Value of Financial Instruments

Certain of our financial instruments including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and deferred revenue are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our notes payable and derivative liabilities are carried at estimated fair value (see Note 7, to the consolidated financial statements.)

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

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We record an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

Business Combinations

We account for business combinations under the acquisition method and allocate the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of our common stock, the value of the common stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third-party estimates and assumptions that utilize established valuation techniques appropriate for our industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates, and probabilities that contingencies will be met.

Long-Lived Assets

Long-lived assets, including property and equipment and definite lived intangible assets are carried at cost less accumulated amortization. Costs incurred to renew or extend the life of a long-lived asset are reviewed for capitalization. All finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Board ("ASC") Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant. We account for equity instruments issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Income Taxes

We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

Results of Operations

We operate in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses.

Segment revenue as a percentage of total revenue is as follows (in thousands):

	For the Years ended
	December 31,
	2017	2016
Revenues
Direct selling	$142,450	$145,418
As a % of Revenue	86%	89%
Commercial coffee	23,246	17,249
As a % of Revenue	14%	11%
Total revenues	$165,696	$162,667

In the direct selling segment, we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

We conduct our operations primarily in the United States. For the years ended December 31, 2017 and 2016 approximately 12% and 9%, respectively, of our sales were derived from outside the United States.

The comparative financials discussed below show the consolidated financial statements of Youngevity International, Inc. as of and for the years ended December 31, 2017 and 2016.

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenues

For the year ended December 31, 2017, our revenues increased 1.9% to $165,696,000 as compared $162,667,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by $2,968,000 or 2.0% to $142,450,000 as compared to $145,418,000 for the year ended December 31, 2016. This decrease was primarily attributed to a decrease of $14,791,000 in revenues from existing business offset by additional revenues of $11,823,000 derived from our Company’s 2017 and 2016 acquisitions compared to the prior period. The decrease in existing business was primarily due to reduction in revenues related to key management and distributors moving to another direct selling company and decline in revenues in certain non-nutrition related products. For the year ended December 31, 2017, commercial coffee segment revenues increased by $5,997,000 or 34.8% to $23,246,000 as compared to $17,249,000 for the year ended December 31, 2016. This increase was primarily attributed to increased revenues in our green coffee business and coffee roasting business.

The following table summarizes our revenue in thousands by segment:

	For the years ended December 31,
Segment Revenues	2017	2016	Percentage change
Direct selling	$142,450	$145,418	(2.0)%
Commercial coffee	23,246	17,249	34.8%
Total	$165,696	$162,667	1.9%

Cost of Revenues

For the year ended December 31, 2017, overall cost of revenues increased approximately 8.7% to $70,131,000 as compared to $64,530,000 for the year ended December 31, 2016. The direct selling segment cost of revenues decreased 2.3% when compared to the same period last year, primarily as a result of lower revenues and lower shipping costs during the year ended December 31, 2017. The commercial coffee segment cost of revenues increased 41.2% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business, increase in raw material costs in the roasting business and additional costs incurred due to increased direct labor costs, repairs and maintenance and depreciation expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the year ended December 31, 2017, gross profit decreased approximately 2.6% to $95,565,000 as compared to $98,137,000 for the year ended December 31, 2016. Overall gross profit as a percentage of revenues decreased to 57.7%, compared to 60.3% in the same period last year.

Gross profit in the direct selling segment decreased by 1.9% to $95,379,000 from $97,219,000 in the prior period primarily as a result of the decrease in revenues discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 0.1% to 67.0% for the year ended December 31, 2017, compared to 66.9% in the same period last year.

Gross profit in the commercial coffee segment decreased by 79.7% to $186,000 compared to $918,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to an increase in costs discussed above. Gross profit as a percentage of revenues in the commercial coffee segment decreased by 4.5% to 0.8% for the year ended December 31, 2017, compared to 5.3% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the years ended December 31,		Percentage
Segment Gross Profit	2017	2016	change
Direct selling	$95,379	$97,219	(1.9)%
Gross Profit % of Revenues	67.0%	66.9%	0.1%
Commercial coffee	186	918	(79.7)%
Gross Profit % of Revenues	0.8%	5.3%	(4.5)%
Total	$95,565	$98,137	(2.6)%
Gross Profit % of Revenues	57.7%	60.3%	(2.7)%

Operating Expenses

For the year ended December 31, 2017, our operating expenses increased approximately 6.1% to $101,447,000 as compared to $95,622,000 for the year ended December 31, 2016.

For the year ended December 31, 2017, the distributor compensation paid to our independent distributors in the direct selling segment decreased 1.9% to $65,856,000 from $67,148,000 for the year ended December 31, 2016. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues remained the same at 46.2% for the year ended December 31, 2017 as compared to 46.2% for the year ended December 31, 2016.

For the year ended December 31, 2017, the sales and marketing expense increased 31.6% to $13,708,000 from $10,413,000 for the year ended December 31, 2016 primarily due to increases in convention and distributor events costs, increased wages and related benefits and increased marketing expenses. The increase in convention cost was primarily due to the 20th anniversary celebration of the Company.

For the year ended December 31, 2017, the general and administrative expense increased 21.2% to $21,883,000 from $18,061,000 for the year ended December 31, 2016 primarily due to increased legal fees related to litigation, computer and internet related costs, international expansion, investor relations, depreciation, amortization and stock-based compensation costs. In addition, the contingent liability revaluation resulted in a benefit of $1,664,000 for the year ended December 31, 2017 compared to a benefit of $1,462,000 for the year ended December 31, 2016.

Operating (Loss) Income

For the year ended December 31, 2017, there was an operating loss of $5,882,000 as compared to operating income of $2,515,000 for the year ended December 31, 2016. This was primarily due to the lower gross profit and the increase in operating expenses discussed above.

Total Other Expense

For the year ended December 31, 2017, total other expense increased by $965,000 to $4,068,000 as compared to $3,103,000 for the year ended December 31, 2016. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense increased by $1,311,000 for the year ended December 31, 2017 to $5,785,000 compared to $4,474,000 in 2016. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt and other operating debt, interest payments to investors associated with our Private Placement transactions of $3,923,000, $1,777,000 of non-cash amortization costs and $30,000 of other non-cash interest. In addition, we recorded $125,000 related to issuance costs associated with our 2017 Private Placement. Net interest expense also includes $71,000 in interest income.

Change in fair value of derivative liabilities increased by $654,000 for the year ended December 31, 2017 to $2,025,000, which includes $130,000 related to the embedded conversion feature compared to $1,371,000 for the year ended December 31, 2016. (see also Note 7, to the consolidated financial statements.)

Various factors are considered in the pricing models we use to value the warrants and the embedded conversion feature, including our current stock price, the remaining life of the warrants and Notes, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and the embedded conversion feature to continue and may vary significantly from year to year (see Note 7, to the consolidated financial statements.)

We recorded a non-cash extinguishment loss on debt of $308,000 in the year ended December 31, 2017 as a result of the repayment of $4,200,349 in notes including interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holder’s extinguished debt (see Note 6, to the consolidated financial statements.)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of December 31, 2017, we evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and determined that it is more likely than not that the deferred tax asset will not be realized. Therefore, we have recorded a valuation allowance in the US Federal tax jurisdiction. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance increased approximately $3,550,000 for the year ended December 31, 2017. We have recognized income tax benefit of $823,000, which is our estimated federal, state and foreign income tax benefit for the year ended December 31, 2017, offset by income tax expense of $3,550,000 as a result of the change in deferred taxes, for a net income tax expense of $2,727,000 for the year ended December 31, 2017. The difference between the current effective rate and the Federal statutory rate of 35.0% is primarily due to the change in our valuation allowance account.

Net Income (loss)

For the year ended December 31, 2017, the Company reported a net loss of $12,677,000 as compared to net loss of $398,000 for the year ended December 31, 2016. The primary reason for the increase in net loss when compared to the prior period was due to a net loss before income taxes of $9,950,000 in 2017 compared to net loss before income taxes in 2016 of $588,000 and the additional tax expense of $3,550,000 that was recorded in the current year to increase the deferred tax valuation allowance.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense, the change in the fair value of the warrant derivative and extinguishment loss on debt or "Adjusted EBITDA," decreased to a negative $549,000 for the year ended December 31, 2017 compared to $6,772,000 in 2016.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, extinguishment loss on debt and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the years ended December 31, 2017 and 2016 is included in the table below (in thousands):

	Years Ended
	December 31,
	2017	2016
Net loss	$(12,677)	$(398)
Add/Subtract:
Interest, net	5,785	4,474
Income tax provision (benefit)	2,727	(190)
Depreciation	1,556	1,518
Amortization	2,782	2,344
EBITDA	173	7,748
Add/Subtract:
Stock based compensation	654	395
Fair value of warrants	341	-
Change in the fair value of derivatives	(2,025)	(1,371)
Extinguishment loss on debt	308	-
Adjusted EBITDA	$(549)	$6,772

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2017 we had cash and cash equivalents of approximately $673,000 as compared to cash and cash equivalents of $869,000 as of December 31, 2016.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2017 was $2,773,000 as compared to net cash used in operating activities of $1,827,000 for the year ended December 31, 2016. Net cash used in operating activities consisted of a net loss of $12,677,000, offset by net non-cash operating activity of $6,468,000 and by $3,436,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $4,338,000 in depreciation and amortization, $654,000 in stock-based compensation expense, $1,777,000 related to the amortization of debt discounts and issuance costs associated with our Private Placements, $56,000 prepaid advisory fees, $200,000 for stock issued for services, $106,000 related to stock issuance costs associated with debt financing, $125,000 related to debt issuance costs associated with the 2017 Notes, $341,000 for the fair value of warrants, $308,000 in extinguishment of debt and $2,447,000 related to the change in deferred taxes. Offset by $1,895,000 related to the change in the fair value of warrant derivative liability, $130,000 related to the change in the fair value of the embedded conversion feature derivative liability, $195,000 in expenses allocated in profit sharing agreement that relates to contingent debt and $1,664,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $2,165,000, inventory of $581,000, and prepaid expenses and other current assets of $968,000. Increases in working capital primarily related to changes in, accounts payable of $3,554,000, accrued distributor compensation of $114,000, changes in deferred revenues of $1,516,000, $205,000 related to income tax receivable and changes in accrued expenses and other liabilities of $1,761,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2017 was $982,000 as compared to net cash used in investing activities of $1,445,000 for the year ended December 31, 2016. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $3,622,000 for the year ended December 31, 2017 as compared to net cash provided by financing activities of $158,000 for the year ended December 31, 2016.

Net cash provided by financing activities consisted of proceeds from the exercise of stock options and warrants of $28,000, proceeds from factoring of $1,558,000, proceeds from line of credit of $960,000 and $2,720,000 of net proceeds related to the Convertible Notes Payable associated with our July 2017 Private Placement, offset by $962,000 in payments related to capital lease financing obligations, $220,000 in payments to reduce notes payable, and $462,000 in payments related to contingent acquisition debt.

Contractual Obligations - Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2017 (in thousands):

		Current	Long-Term
	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases	$4,341	$1,299	$936	$744	$585	$525	$252
Capital Leases	1,677	983	546	118	30	-	-
Purchase Obligations	2,345	2,345	-	-	-	-	-
Convertible Notes Payable (*)	15,004	3,000	4,750	7,254	-	-	-
Notes Payable	4,548	176	118	165	172	177	3,740
Contingent Acquisition Debt	14,404	587	106	321	55	200	13,135
Total	$42,319	$8,390	$6,456	$8,602	$842	$902	$17,127

(*) The Convertible Notes Payable includes the principal balances associated with our 2017, 2015 and 2014 Private Placements.

“Operating leases” generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

“Purchase obligations” are minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product. The fees can average approximately $0.01 per pound for every month of delay. To-date the Company has not incurred such fees.

In September 2014, we completed the 2014 Private Placement and entered into Note Purchase Agreements with seven (7) accredited investors pursuant to which we sold units consisting of five (5) year senior secured convertible 2014 Notes in the aggregate principal amount of $4,750,000, that are currently convertible into shares of Common Stock. The 2014 Notes are due in 2019 if the option to convert has not been exercised. The outstanding 2014 Notes are secured by certain of our pledged assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. The principal balance of the 2014 Note of $4,750,000 remains outstanding.

In November 2015, we completed the 2015 Private Placement and entered into Note Purchase Agreements with three (3) accredited investors pursuant to which we sold senior secured convertible notes in the aggregate principal amount of $7,187,500 (which included $4,000,000 owed on a prior debt that was applied to the purchase of units in the 2015 Private Placement, that were convertible into shares of common stock. In July 2017, as part of the 2017 Private Placement (see below), three (3) investors in the 2015 Private Placement (the “Prior Investors”), converted their 2015 Notes in the aggregate principal amount of $4,200,349 together with accrued interest thereon into new convertible notes for an equal principal amount (included in the 2017 Notes referred to below). The 2015 Notes are due in 2018 if the option to convert has not been exercised. The outstanding 2015 Notes are secured by certain of our pledged assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due in October 2018. The principal balance of the 2015 Notes of $3,000,000 remains outstanding.

In August 2017 we completed the 2017 Private Placement and entered into Note Purchase Agreements with 26 accredited investors pursuant to which we sold the 2017 Notes in the aggregate principal amount of $7,254,349 that are currently convertible into shares of Common Stock. As part of the 2017 Private Placement, three (3) investors in the 2015 Private Placement (the “Prior Investors”), converted their 2015 Notes in the aggregate principal amount of $4,200,349 together with accrued interest thereon into 2017 Notes for an equal principal amount (included in the notes referred to above). The July 2017 Notes automatically convert to Common Stock if prior to the maturity date we sell common stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital. The 2017 Notes are due in 2020 if the option to convert has not been exercised. The outstanding 2017 Notes bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due between July and August 2020. The principal balance of the 2017 Notes of $7,254,349 remains outstanding. (See Note 12, to the consolidated financial statements.)

Notes Payable, relates primarily to our note and mortgage on our corporate office property 2400 Boswell building. On March 15, 2013, we acquired 2400 Boswell for approximately $4.6 million dollars. 2400 Boswell LLC is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and have an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2017, the balance on the long-term mortgage was approximately $3,289,000 and the balance on the promissory note was approximately $22,000, both of which are included in notes payable.

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

In connection with our 2011 acquisition of FDI, we assumed mortgage guarantee obligations made by FDI on the building previously housing our New Hampshire operations. The balance of the mortgages is approximately $1,706,000 as of December 31, 2017. This amount is not included in the table above.

Line of Credit - Loan and Security Agreement

CLR had a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to accounts receivable resulting from sales of certain products within our commercial coffee segment. Effective May 1, 2016, CLR entered into a third amendment to the Factoring Agreement. Under the terms of the third amendment, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals were to be provided by Crestmark. Additionally, the third amendment expanded the factoring facility to include advanced borrowings against eligible inventory up to 50% of landed cost of finished goods inventory that meet certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the accounts receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrued on the outstanding balance and a factoring commission was charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and was recorded as interest expense. In addition, the Company and our Company’s CEO, Mr. Wallach entered into a Guaranty and Security Agreement with Crestmark guaranteeing payments in the event that our commercial coffee segment CLR were to default. The third amendment was effective until February 1, 2019.

On November 16, 2017, CLR entered into a new Loan and Security Agreement (“Agreement”) with Crestmark which amended and restated the original Factoring Agreement dated February 12, 2010 with Crestmark and subsequent agreement amendments thereto. CLR is provided with a line of credit related to accounts receivables resulting from sales of certain products and includes borrowings to be advanced against acceptable eligible inventory related to CLR. Effective December 29, 2017, CLR entered into a First Amendment to the Agreement, to include an increase in the maximum overall borrowing to $6,250,000 (the, “Loan”). The Loan amount may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up to (i) 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of (i) above (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the Agreement.

The Agreement contains certain financial and nonfinancial covenants for which the Company must comply to maintain its borrowing availability and avoid penalties.

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate will be a rate equal to the prime rate plus 2.50% with a floor of 6.75%. In addition, other fees expenses are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred if in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

The Company and our Company’s CEO, Mr. Wallach have entered into a Corporate Guaranty and Personal Guaranty, respectively, with Crestmark guaranteeing payments in the event that our commercial coffee segment CLR were to default. In addition, our President and Chief Financial Officer, Mr. Briskie personally entered into a Guaranty of Validity representing the Company’s financials so long as the indebtedness is owing to Crestmark, maintaining certain covenants and guarantees.

We account for the sale of receivables that were factored under the previous Agreement as secured borrowings with the pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheet in the amount of approximately $1,078,000 as of December 31, 2016, reflects the related collateralized accounts.

Our outstanding liability related to the Agreement was approximately $3,808,000 as of December 31, 2017. The liability associated with the Factoring Agreement as of December 31, 2016 was $1,290,000 and is included in other current liabilities on the consolidated balance sheet.

Future Liquidity Needs

The accompanying consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant operating losses during the year ended December 31, 2017 of $5,882,000, compared to operating income in the prior year of $2,515,000. The losses in the current year were primarily due to lower than anticipated revenues, increases in legal fees related to our ongoing litigation, distributor events and sales and marketing costs. Net cash used in operating activities was $2,773,000 in the current year. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to significantly reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

We have increased our Crestmark line of credit during the fourth quarter of this year and raised additional capital through our Series B Convertible Preferred Stock Offering that closed March 30, 2018. We are also considering additional alternatives, including, but not limited to equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

We believe our legal fees related to litigation will decrease in the future from the levels spent in 2017. We also expect costs related to distributor events will decrease in 2018 as our costs in 2017 were unusually high due to the twentieth anniversary convention held in Dallas in August and events held at the beginning of the year to stabilize the sales force due to the departure of the previous president and high-level sales management and distributors. We anticipate revenues to start growing again and we intend to make necessary cost reductions related to our international programs that are not performing and also reduce non-essential expenses.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect our ability to operate as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2017 and 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Consolidated Financial Statements

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Youngevity International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Youngevity International, Inc. and Subsidiaries (“Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred operating losses in 2017 and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2011.

San Diego, California
March 30, 2018

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
	As of
	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$673	$869
Accounts receivable, due from factoring company	-	1,078
Accounts receivable, trade	4,314	1,071
Income tax receivable	106	311
Inventory	22,073	21,492
Prepaid expenses and other current assets	3,999	3,087
Total current assets	31,165	27,908

Property and equipment, net	13,707	14,006
Deferred tax assets	286	2,857
Intangible assets, net	20,908	14,914
Goodwill	6,323	6,323
Total assets	$72,389	$66,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,728	$8,174
Accrued distributor compensation	4,277	4,163
Accrued expenses	5,437	3,701
Deferred revenues	3,386	1,870
Line of credit	3,808	-
Other current liabilities	1,144	2,389
Capital lease payable, current portion	983	821
Notes payable, current portion	176	219
Convertible notes payable, current portion (Note 5)	2,828	-
Warrant derivative liability	3,365	3,345
Contingent acquisition debt, current portion	587	628
Total current liabilities	37,719	25,310

Capital lease payable, net of current portion	694	1,569
Notes payable, net of current portion	4,372	4,431
Convertible notes payable, net of current portion (Note 5)	8,336	8,327
Contingent acquisition debt, net of current portion	13,817	7,373
Total liabilities	64,938	47,010

Commitments and contingencies (Note 9)

Stockholders’ Equity
Convertible Preferred Stock, $0.001 par value: 5,000,000 shares authorized; 161,135 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 19,723,285 and 19,634,345 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	20	20
Additional paid-in capital	171,405	170,212
Accumulated deficit	(163,693)	(151,016)
Accumulated other comprehensive loss	(281)	(218)
Total stockholders’ equity	7,451	18,998
Total Liabilities and Stockholders’ Equity	$72,389	$66,008

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016

Revenues	$165,696	$162,667
Cost of revenues	70,131	64,530
Gross profit	95,565	98,137
Operating expenses
Distributor compensation	65,856	67,148
Sales and marketing	13,708	10,413
General and administrative	21,883	18,061
Total operating expenses	101,447	95,622
Operating (loss) income	(5,882)	2,515
Interest expense, net	(5,785)	(4,474)
Extinguishment loss on debt	(308)	-
Change in fair value of derivative liabilities	2,025	1,371
Total other expense	(4,068)	(3,103)
Net loss before income taxes	(9,950)	(588)
Income tax provision (benefit)	2,727	(190)
Net loss	(12,677)	(398)
Preferred stock dividends	(12)	(12)
Net loss available to common stockholders	$(12,689)	$(410)
Basic and diluted loss per share:
Basic loss per share	$(0.65)	$(0.02)
Basic weighted average shares outstanding	19,672,445	19,632,086
Diluted loss per share	$(0.68)	$(0.05)
Diluted weighted average shares outstanding	19,751,892	19,806,133

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2017	2016

Net loss	$(12,677)	$(398)
Foreign currency translation	(63)	108
Total other comprehensive (loss) income	(63)	108
Comprehensive loss	$(12,740)	$(290)

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2015	161,135	$-	19,628,567	$20	$169,805	$(326)	$(150,618)	$18,881

Net loss	-	-	-	-	-	-	(398)	(398)
Foreign currency translation adjustment	-	-	-	-	-	108	-	108
Issuance of common stock pursuant to the exercise of warrants	-	-	1,963	-	10	-	-	10
Issuance of common stock pursuant to the exercise of stock options	-	-	5,100	-	20	-	-	20
Issuance of common stock for services	-	-	5,000	-	30	-	-	30
Repurchase of common stock	-	-	(6,285)	-	(36)	-	-	(36)
Dividends on preferred stock	-	-	-	-	(12)	-	-	(12)
Stock based compensation expense	-	-	-	-	395	-	-	395

Balance at December 31, 2016	161,135	$-	19,634,345	$20	$170,212	$(218)	$(151,016)	$18,998

Net loss	-	-	-	-	-	-	(12,677)	(12,677)
Foreign currency translation adjustment	-	-	-	-	-	(63)	-	(63)
Issuance of common stock pursuant to the exercise of warrants	-	-	21,875	-	28	-	-	28
Issuance of common stock pursuant to the exercise of stock options	-	-	6,885	-	-	-	-	-
Issuance of common stock for services	-	-	37,500	-	200	-	-	200
Dividends on preferred stock	-	-	-	-	(12)	-	-	(12)
Common Stock issued related to debt financing	-	-	22,680	-	106	-	-	106
Deferred tax liability associated with beneficial conversion feature associated with Convertible Notes Payable	-	-	-	-	(124)	-	-	(124)
Fair value warrant issuance	-	-	-	-	341	-	-	341
Stock based compensation expense	-	-	-	-	654	-	-	654

Balance at December 31, 2017	161,135	$-	19,723,285	$20	$171,405	$(281)	$(163,693)	$7,451

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands, except share amounts)

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:		(As Restated)
Net loss	$(12,677)	$(398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,338	3,862
Stock based compensation expense	654	395
Amortization of debt discounts and issuance costs	1,777	1,541
Amortization of prepaid advisory fees	56	58
Stock issuance for services	200	30
Stock issuance related to debt financing	106	-
Issuance cost related to debt financing	125	-
Change in fair value of warrant derivative liability	(1,895)	(1,371)
Change in fair value of embedded conversion feature	(130)	-
Expenses allocated in profit sharing agreement	(195)	(698)
Change in fair value of contingent acquisition debt	(1,664)	(1,462)
Fair value of warrants	341	-
Extinguishment loss on debt	308	-
Deferred income taxes	2,447	(325)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(2,165)	(525)
Inventory	(581)	(3,515)
Prepaid expenses and other current assets	(968)	(733)
Income taxes receivable	205	(138)
Accounts payable	3,554	1,159
Accrued distributor compensation	114	(60)
Deferred revenues	1,516	(710)
Accrued expenses and other liabilities	1,761	1,063
Net Cash Used in Operating Activities	(2,773)	(1,827)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(52)	(48)
Purchases of property and equipment	(930)	(1,397)
Net Cash Used in Investing Activities	(982)	(1,445)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options and warrants, net	28	30
Proceeds from factoring company, net	1,558	833
Proceeds from line of credit, net	960	-
Proceeds from issuance of convertible notes, net of offering costs	2,720	-
Proceeds (payments) of capital leases	(962)	557
Payments of notes payable, net	(220)	(453)
Payments of contingent acquisition debt	(462)	(773)
Repurchase of common stock	-	(36)
Net Cash Provided by Financing Activities	3,622	158
Foreign Currency Effect on Cash	(63)	108
Net decrease in cash and cash equivalents	(196)	(3,006)
Cash and Cash Equivalents, Beginning of Period	869	3,875
Cash and Cash Equivalents, End of Period	$673	$869

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,922	$2,966
Income taxes	$168	$181

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases and accounts payable agreements	$378	$1,582
Acquisitions of net assets in exchange for contingent acquisition debt (see Note 2)	$8,724	$3,604
Fair value of the warrants issued in connection with financing recorded as a derivative (see Note 6)	$2,344	$-
Conversion of Factoring Agreement to Line of Credit – Crestmark	$2,847	$-

During the year ended December 31, 2017, the purchase accounting was finalized for the Company’s Legacy for Life, LLC, Nature’s Pearl Corporation and Renew Interest, LLC acquisitions and reduced the initial purchase of the intangibles acquired and the contingent debt by $388,000 (see Note 2).

During the year ended December 31, 2016, the purchase accounting was finalized for the Company’s South Hill Design, Mialisia & Co., LLC, acquisitions and reduced the initial purchase of the intangibles acquired and the contingent debt by $1,919,000.

See accompanying notes.

 Youngevity International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

The Company operates through the following domestic wholly-owned subsidiaries: AL Global Corporation, which operates its direct selling networks, CLR Roasters, LLC (“CLR”), its commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. (“Siles”), located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

Reverse Stock Split

On June 5, 2017, the Company filed a certificate to amend its Articles of Incorporation to effect a reverse split on a one-for-twenty basis (the “Reverse Split”), whereby, every twenty shares of the Company’s common stock, par value $0.001 per share (the “Common Stock or “common stock”), were exchanged for one share of its common stock. The Reverse Split became effective on June 7, 2017. The Common Stock began trading on a reverse split basis at the market opening on June 8, 2017. All common stock share and per share amounts have been adjusted to reflect retrospective application of the Reverse Split.

NASDAQ Listing

Effective June 21, 2017, the Common Stock began trading on the NASDAQ Stock Market LLC’s NASDAQ Capital Market, under the symbol “YGYI”. Prior to the Company’s uplisting to the NASDAQ, the Company’s common stock had been traded on the OTCQX market.

Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The Company consolidates all majority owned subsidiaries, investments in entities in which the Company has controlling influence and variable interest entities where it has been determined to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform to the current year presentations including the Company’s adoption of Accounting Standards Update (“ASU”) 2015-17 pertaining to the presentation of deferred tax assets and liabilities as noncurrent with retrospective application effective January 1, 2017. This resulted in a reclassification from deferred tax assets current to deferred tax assets, long-term. These reclassifications did not affect revenue, total costs and expenses, income (loss) from operations, or net income (loss). The adoption of ASU No. 2015-17 resulted in a reclassification of deferred tax assets, net current of $565,000 to deferred tax assets, net long-term on the Company’s consolidated financial statements as of December 31, 2016.

As previously reported on the Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on August 14, 2017, the Company restated the Consolidated Statement of Cash Flows for the year ended December 31, 2016 previously filed by the Company in its annual report on Form 10-K for the same period. This was due to an error in the presentation of cash flow activity under the Company’s factoring facility. This annual report for the year ended December 31, 2017 reflects the restated numbers for the year ended December 31, 2016.

Segment Information

The Company has two reporting segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the year ended December 31, 2017 we derived approximately 86% of our revenue from our direct sales segment and approximately 14% of our revenue from our commercial coffee sales segment. During the year ended December 31, 2016 we derived approximately 89% of our revenue from our direct sales segment and approximately 11% of our revenue from our commercial coffee sales segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period.  Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes, and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of awards granted under our stock based compensation plan, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, fair value of contingent acquisition debt, inventory obsolescence, and sales returns.

Actual results may differ from previously estimated amounts and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant operating losses during the year ended December 31, 2017 of $5,882,000, compared to operating income in the prior year of $2,515,000. The losses in the current year were primarily due to lower than anticipated revenues, increases in legal fees related to its ongoing litigation, distributor events and sales and marketing costs. Net cash used in operating activities was $2,773,000 in the current year. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and will need to significantly reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that legal fees will decrease in the future from the levels spent in the current year. The Company has been reimbursed from its insurance company for certain legal fees already incurred and anticipates further reimbursements in 2018. The Company expects costs related to distributor events will decrease next year from current year levels as its costs in the current year were unusually high due to the twentieth anniversary convention held in Dallas in August and events held at the beginning of the year to stabilize the sales force due to the departure of the previous president and high-level sales management and distributors. The Company anticipates revenues to start growing again and it intends to make necessary cost reductions related to international operations that are not performing and also reduce expenses.

The Company is also considering multiple alternatives including, but not limited to, additional equity financings and debt financings.

On February 14, 2018, the Company commenced its offering to sell up to $10 million of the Company’s Series B Convertible Preferred Stock on a best effort basis without any minimum offering amount. The Offering terminated on March 30, 2018. The Series B Convertible Preferred Stock pays cumulative dividends from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock and the Company’s common stock par value $0.001 with respect to dividend rights and rights upon liquidation, dissolution or winding up. Each holder of Series B Convertible Preferred Stock received a credit towards our merchandise equal to ten percent (10%) of the amount of their investment up to a maximum credit of $1,000. Holders of the Series B Convertible Preferred Stock have limited voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two shares of common stock and automatically converts into two shares of Common Stock on its two-year anniversary of issuance. The offering price of the Series B Convertible Preferred Stock was $9.50 per share.

On March 30, 2018, the Company completed its best efforts Offering of Series B Convertible Preferred Stock, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in aggregate amount of $3,621,143.

The net proceeds to the Company from Offering were $3,328,761 after deducting commissions and Offering expenses of the selling agent payable by the Company.

The shares of Series B Convertible Preferred Stock issued in the Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Company’s best effort Offering of Series B Convertible Preferred Stock, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock.

On November 16, 2017, CLR entered into a new Loan and Security Agreement (“Agreement”) with Crestmark Bank (“Crestmark”) which amended and restated the original Factoring Agreement dated February 12, 2010 with Crestmark and subsequent agreement amendments thereto. CLR is provided with a line of credit related to accounts receivables resulting from sales of certain products and includes borrowings to be advanced against acceptable eligible inventory related to CLR. Effective December 29, 2017, CLR entered into a First Amendment to the Agreement, to include an increase in the maximum overall borrowing to $6,250,000 (the, “Loan”). The Loan amount may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of (i) above (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the Agreement.

The Agreement contains certain financial and nonfinancial covenants for which the Company must comply to maintain its borrowing availability and avoid penalties.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors including past experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful. As of December 31, 2017, the Company’s allowance for doubtful accounts associated with CLR outstanding receivables is $10,000.

Inventory and Cost of Revenues

Inventory is stated at the lower of cost or net realizable value, net of a valuation allowance. Cost is determined using the first-in, first-out method. The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$10,994	$11,550
Raw materials	12,143	11,006
Total inventory	23,137	22,556
Reserve for excess and obsolete	(1,064)	(1,064)
Inventory, net	$22,073	$21,492

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Deferred Issuance Costs

Deferred issuance costs include warrant issuance costs and debt discounts of approximately $4,040,000 and $3,611,000, as of December 31, 2017 and 2016, respectively, are associated with our 2017, 2015 and 2014 Private Placement transactions and are included with convertible notes payable on the Company's consolidated balance sheets. Deferred issuance costs related to our private placement offerings are amortized over the life of the notes to interest expense. See Note 5, below.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value.

Costs associated with the 2017 harvest as of December 31, 2016 totaled approximately $452,000. In April 2017, the Company completed the 2017 harvest in Nicaragua and approximately $552,000 of deferred harvest costs were reclassified as inventory.

Costs associated with the 2018 harvest as of December 31, 2017 total approximately $400,000. The 2018 harvest is expected to be completed during the Company’s second quarter of 2018.

The remaining inventory from our previously harvested coffee as of December 31, 2017 and as of December 31, 2016 is $334,000 and $112,000, respectively.

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

Coffee trees, land improvements and equipment specifically related to the plantations are stated at cost, net of accumulated depreciation.  Depreciation of coffee trees and other equipment is reported on a straight-line basis over the estimated useful lives of the assets (25 years for coffee trees, between 5 and 15 years for equipment and land improvements).

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred as of December 31, 2017 or 2016.

Property and equipment consist of the following (in thousands):
	December 31,
	2017	2016
Building	$3,879	$3,873
Leasehold improvements	2,779	2,532
Land	2,544	2,544
Land improvements	606	602
Producing coffee trees	553	553
Manufacturing equipment	5,022	4,570
Furniture and other equipment	1,707	1,580
Computer software	1,322	1,236
Computer equipment	767	699
Vehicles	225	103
Construction in process	1,986	1,859
	21,390	20,151
Accumulated depreciation	(7,683)	(6,145)
Total property and equipment	$13,707	$14,006

Depreciation expense totaled approximately $1,556,000 and $1,518,000 for the years ended December 31, 2017 and 2016, respectively.

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

Intangible assets consist of the following (in thousands):

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$16,204	$8,363	$7,841	$12,930	$7,162	$5,768
Trademarks and tradenames	7,779	1,229	6,550	5,394	815	4,579
Customer relationships	10,966	4,711	6,255	7,846	3,642	4,204
Internally developed software	720	458	262	720	357	363
Intangible assets	$35,669	$14,761	$20,908	$26,890	$11,976	$14,914

Amortization expense related to intangible assets was approximately $2,782,000 and $2,344,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future expected amortization expense related to definite lived intangible assets for the next five years is as follows (in thousands):

Years ending December 31,
2018	$3,050
2019	2,441
2020	2,352
2021	2,276
2022	2,252

As of December 31, 2017, the weighted-average remaining amortization period for intangibles assets was approximately 5.66 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of December 31, 2017 and December 31, 2016, approximately $1,649,000 and $2,267,000, respectively, in trademarks from business combinations have been identified as having indefinite lives. During the year ended December 31, 2017, the Company considered the guidance of ASC 350 and concluded that certain intangible assets with indefinite lives should be changed to a definite life. As a result, the Company changed the classification of approximately $618,000 trademark/tradename intangible assets to a definite lived intangible asset.

The Company has determined that no impairment occurred for its definite and indefinite lived intangible assets for the years ended December 31, 2017 and 2016.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of December 31, 2017 and December 31, 2016 was $6,323,000.

The Company has determined that no impairment of its goodwill occurred for the years ended December 31, 2017 and 2016.

Goodwill activity for the years ended December 31, 2017 and 2016 by reportable segment consists of the following (in thousands):

	Direct selling	Commercial coffee	Total
Balance at December 31, 2015	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2016	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2017	$3,009	$3,314	$6,323

Revenue Recognition

The Company recognizes revenue from product sales when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company ships the majority of its direct selling segment products directly to the distributors primarily via UPS, USPS or FedEx and receives substantially all payments for these sales in the form of credit card transactions. The Company regularly monitors its use of credit card or merchant services to ensure that its financial risk related to credit quality and credit concentrations is actively managed. Revenue is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. The Company ships the majority of its coffee segment products via common carrier and invoices its customer for the products. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point.

The Company also charges fees to become a distributor, and earn a position in the network genealogy, which are recognized as revenue in the period received. Our distributors are required to pay a one-time enrollment fee and receive a welcome kit specific to that country or region that consists of forms, policy and procedures, selling aids, access to our distributor website and a genealogy position with no down line distributors.

Sales revenue and a reserve for estimated returns are recorded net of sales tax.

Deferred Revenues and Costs

As of December 31, 2017, and December 31, 2016, the balance in deferred revenues was approximately $3,386,000 and $1,870,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events. In addition, the Company recognizes deferred revenue from the commercial coffee segment.

Deferred revenues related to Heritage Makers was approximately $1,882,000 and $1,662,000, as of December 31, 2017, and December 31, 2016, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of December 31, 2017 and December 31, 2016, the balance in deferred costs was approximately $433,000 and $415,000, respectively, and was included in prepaid expenses and current assets.

Deferred revenues related to CLR as of December 31, 2017 is approximately $1,291,000 and represents deposits on customer orders that have not yet been completed and shipped. There was no related deferred revenue during the year ended December 31, 2016.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $213,000 and $208,000 as of December 31, 2017 and 2016, respectively, relate primarily to the Company’s 2018 and 2017 events. The Company does not recognize this revenue until the conventions occur.

Product Return Policy

All products, except food products and commercial coffee products are subject to a full refund within the first 30 days of receipt by the customer, subject to an advance return authorization procedure. Returned product must be in unopened resalable condition. Product returns as a percentage of our net sales have been approximately 1% of our monthly net sales over the last two years. As of December 31, 2017 and 2016 the Company has an allowance of $75,000 related to product returns. Commercial coffee products are returnable only if defective.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales. Shipping expense was approximately $9,101,000 and $9,927,000 for the years ended December 31, 2017 and 2016, respectively.

Distributor Compensation

In the direct selling segment, the Company utilizes a network of independent distributors, each of whom has signed an agreement with the Company, enabling them to purchase products at wholesale prices, market products to customers, enroll new distributors for their down-line and earn compensation on product purchases made by those down-line distributors and customers.

The payments made under the compensation plans are the only form of compensation paid to the distributors. Each product has a point value, which may or may not correlate to the wholesale selling price of a product. A distributor must qualify each month to participate in the compensation plan by making a specified amount of product purchases, achieving specified point levels. Once qualified, the distributor will receive payments based on a percentage of the point value of products sold by the distributor’s down-line. The payment percentage varies depending on the qualification level of the distributor and the number of levels of down-line distributors. There are also additional incentives paid upon achieving predefined activity and or down-line point value levels. There can be multiple levels of independent distributors earning incentives from the sales efforts of a single distributor. Due to the multi-layer independent sales approach, distributor incentives are a significant component of the Company’s cost structure. The Company accrues all distributor compensation expense in the month earned and pays the compensation the following month.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of common shares outstanding during the period and the weighted-average number of dilutive common share equivalents outstanding during the period, using the treasury stock method. Dilutive common share equivalents are comprised of stock options, restricted stock, warrants, convertible preferred stock and common stock associated with the Company's convertible notes based on the average stock price for each period using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share.

Potentially dilutive securities for the year ended December 31, 2017 were 6,565,529. For the year ended December 31, 2016, potentially dilutive securities were 4,353,023. Prior year diluted loss per share and the weighted average shares outstanding have been adjusted for the dilutive effect of the Company’s 2014 warrants. The impact of this change was not material.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the years ended December 31, 2017 and 2016, the Company recorded net of tax gain of $667,000 and $629,000, respectively, on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share.

	December 31,
	2017	2016
Loss per Share - Basic
Numerator for basic loss per share	$(12,689,000)	$(410,000)
Denominator for basic loss per share	19,672,445	19,632,086
Loss per common share – basic	$(0.65)	$(0.02)

Loss per Share - Diluted
Numerator for basic loss per share	$(12,689,000)	$(410,000)
Adjust: Fair value of dilutive warrants outstanding	(667,000)	(629,000)
Numerator for dilutive loss per share	$(13,356,000)	$(1,039,000)

Denominator for diluted loss per share	19,672,445	19,632,086
Plus: Incremental shares underlying “in the money” warrants outstanding	79,447	174,047
Denominator for diluted loss per share	19,751,892	19,806,133
Loss per common share - diluted	$(0.68)	$(0.05)

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using each foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for 2017 and 2016.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). For the Company, the only items are the cumulative foreign currency translation and net income (loss).

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes," under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax basis of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant.

The Company accounts for equity instruments issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value, determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

Other Income (Expense)

The Company records interest income, interest expense, and change in derivative liabilities, as well as other non-operating transactions, as other income (expense) on our consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (ASU 2018-02). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  Part I of this update addresses public entities that issue warrants, convertible debt or convertible preferred stock that contain down round features.  Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to improve financial reporting in regard to how certain transactions are classified in the statement of cash flows. The ASU requires that (1) debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows, (2) the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles, and (3) each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods beginning after December 15, 2019.  The Company has assessed the adoption of ASU No. 2016-15 and it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that during the measurement period, the acquirer shall recognize adjustments to the provisional amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recordedin current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2016. Early application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company is expected to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases. The Company has not evaluated the impact of this new standard will have on its consolidated financial statements; however, it is expected to gross-up the consolidated balance sheet as a result of recognizing a lease asset along with a similar lease liability.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2018. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact of this ASU, and related subsequent updates, will have on its consolidated financial statements. As of December 31, 2017, the Company is in the process of reviewing the guidance to identify how this ASU will apply to the Company's revenue reporting process in 2019. The final impact of this ASU on the Company's financial statements will not be known until the assessment is complete. We will update our disclosures in future periods as the analysis is completed.

Note 2.  Acquisitions and Business Combinations

During 2017 and 2016, the Company entered into five and four acquisitions, respectively, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix.  As such, the major purpose for all of the business combinations was to increase revenue and profitability.  The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

2017 Acquisitions

BeautiControl, Inc.

On December 13, 2017, the Company entered into an agreement with BeautiControl whereby the Company acquired certain assets of the BeautiControl cosmetic company. BeautiControl is a direct sales company specializing in cosmetics and skincare products.

The Company is obligated to make monthly payments based on a percentage of the BeautiControl’s distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of BeautiControl’s products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to BeautiControl’s aggregate cash payments of the BeautiControl’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $20,000,000.

The contingent consideration’s estimated fair value at the date of acquisition was $2,625,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company did not acquire any inventory or assumed liabilities with this acquisition. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$1,275
Customer-related intangible	765
Trademarks and trade name	585
Total purchase price	$2,625

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

There was no revenue earned as of December 31, 2017 for the BeautiControl acquisition.

The pro-forma effect assuming the business combination with BeautiControl discussed above had occurred at the beginning of the year is not presented as the information was not available.

Future Global Vision, Inc.

Effective November 6, 2017, the Company acquired certain assets and assumed certain liabilities of Future Global Vision, Inc., a direct selling company that offers a unique line of products that include a fuel additive for vehicles that improves the efficiency of the engine and reduces fuel consumption. In addition, Future Global Vision, Inc., offers a line of nutraceutical products designed to provide health benefits that the whole family can use.

The Company is obligated to make monthly payments based on a percentage of the Future Global Vision, Inc., distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Future Global Vision, Inc., products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Future Global Vision, Inc., aggregate cash payments of the Future Global Vision, Inc., distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $1,800,000.

The contingent consideration’s estimated fair value at the date of acquisition was $875,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company received approximately $53,000 of inventories and has agreed to pay for the inventory. This payment is applied to the maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Inventory	$53
Distributor organization	425
Customer-related intangible	250
Trademarks and trade name	200
Accrued liabilities	(53)
Total purchase price	$875

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

The revenue impact from the Future Global Vision, Inc., acquisition, included in the consolidated statements of operations for the year ended December 31, 2017 was approximately $63,000.

The pro-forma effect assuming the business combination with Future Global Vision, Inc., discussed above had occurred at the beginning of the year is not presented as the information was not available.

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

The Company is obligated to make monthly payments based on a percentage of the Sorvana distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Sorvana’s products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Sorvana aggregate cash payments of the Sorvana distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $14,000,000.

The Company received approximately $700,000 of inventories and has agreed to pay for the inventory. This payment is applied to the maximum aggregate purchase price. In addition, the Company assumed certain liabilities payable in the approximate amount of $68,000 which is not applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $4,247,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the year ended December 31, 2017 the Company determined that the initial estimated fair value of the acquisition should be reduced by $1,105,000 from $4,247,000 to $3,142,000.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Inventory	$700
Distributor organization	910
Customer-related intangible	1,300
Trademarks and trade name	1,000
Accrued liabilities, inventory	(700)
Accrued liabilities, assumed liabilities	(68)
Total purchase price	$3,142

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

The revenue impact from the Sorvana acquisition, included in the consolidated statements of operations for the year ended December 31, 2017 was approximately $3,891,000.

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

The Company is obligated to make monthly payments based on a percentage of the BellaVita distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of BellaVita products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to BellaVita aggregate cash payments of the BellaVita distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $3,000,000.

The Company assumed certain liabilities payable in the approximate amount of $100,000 and is applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $1,650,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the year ended December 31, 2017 the Company determined that the initial estimated fair value of the acquisition should be increased by $156,000 from $1,650,000 to $1,806,000.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$981
Customer-related intangible	525
Trademarks and trade name	400
Accrued liabilities	(100)
Total purchase price	$1,806

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

The revenue impact from the BellaVita acquisition, included in the consolidated statements of operations for the year ended December 31, 2017 was approximately $2,390,000.

The pro-forma effect assuming the business combination with BellaVita discussed above had occurred at the beginning of the year is not presented as the information was not available.

Ricolife, LLC

Effective March 1, 2017, the Company acquired certain assets of Ricolife, LLC “Ricolife” a direct sales company and producer of teas with health benefits contained within its tea formulas.

The Company is obligated to make monthly payments based on a percentage of the Ricolife distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Ricolife products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Ricolife aggregate cash payments of the Ricolife distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $1,700,000.

The contingent consideration’s estimated fair value at the date of acquisition was $845,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company assumed certain liabilities payable in the approximate amount of $75,000 and is applied to the maximum aggregate purchase price.

During the year ended December 31, 2017 the Company determined that the initial estimated fair value of the acquisition should be reduced by $372,000 from $845,000 to $473,000.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Distributor organization	$68
Customer-related intangible	280
Trademarks and trade name	200
Accrued liabilities	(75)
Total purchase price	$473

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

The revenue impact from the Ricolife acquisition, included in the consolidated statements of operations for the year ended December 31, 2017 was approximately $896,000.

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

As a result of this acquisition, the Company’s distributors and customers have access to the unique line of the Legacy for Life products and the Legacy for Life distributors and customers have gained access to products offered by the Company. The Company purchased certain inventories and assumed certain liabilities. The Company is obligated to make monthly payments based on a percentage of the Legacy for Life distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Legacy for Life products until the earlier of the date that is fifteen (15) years from the closing date or such time as the Company has paid to Legacy for Life aggregate cash payments of Legacy for Life distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $2,000,000.

The contingent consideration’s estimated fair value at the date of acquisition was $825,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

During the period ended September 30, 2017 the purchase accounting was finalized and the Company determined that the initial purchase price of $1,046,000 should be reduced by $92,000 to $954,000. The final purchase price allocation for the acquisition of Legacy for Life (in thousands) is as follows:

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

The revenue impact from the Legacy for Life acquisition, included in the consolidated statement of operations for the years ended December 31, 2017 and 2016 was approximately $1,920,000 and $507,000, respectively.

The pro-forma effect assuming the business combination with Legacy for Life discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

Nature’s Pearl Corporation

On August 1, 2016, the Company entered into an agreement to acquire certain assets of Nature’s Pearl Corporation, (“Nature’s Pearl”) with an effective date of September 1, 2016. Nature’s Pearl is a direct-sales company that produces nutritional supplements and skin and personal care products using the muscadine grape grown in the southeastern region of the United States that are deemed to be rich in antioxidants. As a result of this acquisition, the Company’s distributors and customers have access to the unique line of Nature’s Pearl products and Nature’s Pearl distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Nature’s Pearl distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of Nature’s Pearl products until the earlier of the date that is ten (10) years from the closing date or such time as the Company has paid to Nature’s Pearl aggregate cash payments of Nature’s Pearl distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $15,000,000.

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

During the year ended December 31, 2016, the Company determined that the initial estimated fair value of the acquisition should be reduced by $1,290,000 from the initial purchase price of $2,765,000 to $1,475,000. During the period ended September 30, 2017 the purchase accounting was finalized and the Company determined that the purchase price should be reduced by $266,000 to $1,209,000.

The final purchase price allocation for the acquisition of Nature’s Pearl (in thousands) is as follows:

Inventory	$200
Distributor organization	559
Customer-related intangible	400
Trademarks and trade name	250
Accrued liabilities	(200)
Total purchase price	$1,209

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

The revenue impact from the Nature’s Pearl acquisition, included in the consolidated statement of operations for the years ended December 31, 2017 and 2016 was approximately $3,756,000 and $1,488,000, respectively.

The pro-forma effect assuming the business combination with Nature’s Pearl discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

Renew Interest, LLC (SOZO Global, Inc.)

On July 29, 2016, the Company acquired certain assets of Renew Interest, LLC (“Renew”) formerly owned by SOZO Global, Inc. (“SOZO”), a direct-sales company that produces nutritional supplements, skin and personal care products, weight loss products and coffee products. The SOZO brand of products contains CoffeeBerry a fruit extract known for its high level of antioxidant properties. As a result of this business combination, the Company’s distributors and customers have access to the unique line of the Renew products and Renew distributors and customers have gained access to products offered by the Company. The Company is obligated to make monthly payments based on a percentage of Renew distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Renew, aggregate cash payments of Renew distributor revenue and revenue equal to the maximum aggregate purchase price of $2,500,000.

The contingent consideration’s estimated fair value at the date of acquisition was $465,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The Company paid approximately $250,000 for certain inventories and $48,000 for assumed liabilities, which payment was applied to the maximum aggregate purchase price.

During the period ended September 30, 2017 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $78,000 including the assumed liabilities of $48,000, from $465,000 to $387,000. The final purchase price allocation for the acquisition of Renew (in thousands) is as follows:

Inventory	$250
Distributor organization	170
Customer-related intangible	155
Trademarks and trade name	110
Accrued liabilities, inventory	(250)
Accrued liabilities, assumed liabilities	(48)
Total purchase price	$387

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

The revenue impact from the Renew acquisition, included in the consolidated statement of operations for the years ended December 31, 2017 and 2016 was approximately $920,000 and $432,000, respectively.

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

During the period ended December 31, 2016 the purchase accounting was finalized and the Company determined that the initial purchase price should be reduced by $1,811,000 from $2,650,000 to $839,000. The final purchase price allocation for the acquisition of South Hill (in thousands) is as follows:

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

The revenue impact from the South Hill acquisition, included in the consolidated statement of operations for the years ended December 31, 2017 and 2016 was approximately $1,268,000 and $4,283,000, respectively.

The pro-forma effect assuming the business combination with South Hill discussed above had occurred at the beginning of 2016 is not presented as the information was not available.

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

FDI Realty, LLC

FDI Realty is the owner and lessor of the building previously occupied by the Company for its sales and marketing office in Windham, NH. In December 2015 the Company relocated its operations from the Windham office, to its corporate headquarters in Chula Vista, California. A former officer of the Company is the single member of FDI Realty. The Company is a co-guarantor of FDI Realty’s mortgages on the building. The Company determined that the fair value of the guarantees is not significant and therefore did not record a related liability. The first mortgage is due on August 13, 2018 and the second mortgage is due on August 13, 2028. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is approximately $1,706,000 and $1,806,000 as of December 31, 2017 and 2016, respectively. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future.

At December 31, 2017 and 2016, the Company held a variable interest in FDI Realty, for which the Company is not deemed to be the primary beneficiary. The Company has concluded, based on its qualitative consideration of the terminated lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty and is obligated to fund the obligations of FDI Realty. As a result of this determination, the financial position and results of operations of FDI Realty have not been included in the accompanying consolidated financial statements of the Company.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton, Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $182,000 and $126,000 from Northwest Nutraceuticals Inc., for the years ended December 31, 2017 and 2016, respectively. In addition, Mr. Renton and his wife are distributors of the Company and the Renton’s were paid distributor commissions for the years ended December 31, 2017 and 2016 approximately $398,000 and $457,000 respectively.

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $10,394,000 and $8,810,000 from this supplier for the years ended December 31, 2017 and 2016, respectively.

In addition, CLR sold approximately $6,349,000 and $2,637,000 for the years ended December 31, 2017 and 2016, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

In March 2017, the Company entered a settlement agreement and release with H&H Coffee Group Export pursuant to which it was agreed that $150,000 owed to H&H Coffee Group Export for services that had been rendered would be settled by the issuance of Common Stock. In May 2017, the Company issued to H&H Coffee Group Export 27,500 shares of Common Stock in accordance with this agreement.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of December 31, 2017, the warrant remains outstanding.

Carl Grover

Mr. Carl Grover, is the beneficial owner of in excess of five percent (5%) of our outstanding common shares, is the sole beneficial owner of 2,354,492 shares of Common Stock. Mr. Grover owns a 2014 Note in the principal amount of $4,000,000 convertible into 571,428 shares of Common Stock and a 2014 Warrant exercisable for 782,602 shares of Common Stock. Mr. Grover also owns a 2015 Note in the principal amount of $3,000,000 convertible into 428,571 shares of Common Stock and a 2015 Warrant exercisable for 200,000 shares of Common Stock. Mr. Grover acquired two 2017 Notes in the aggregate principal amount of $5,162,273 convertible into 1,122,233 shares of Common and two 2017 Warrants exercisable for 735,030 shares of Common Stock in the 2017 Private Placement. He also owns 257,562 shares of Common Stock.  On March 29, 2018, the Company completed its Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes that the 2017 Notes would automatically convert upon the Company raising a minimum of $3,000,000 in subsequent offerings. See Note 12 below.

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and owns a 2014 Note in the principal amount of $75,000 convertible into 10,714 shares of Common Stock and a 2014 Warrant exercisable for 14,673 shares of Common Stock. Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $37,615 convertible into 8,177 shares of Common Stock and a 2017 Warrant exercisable for 5,719 shares of Common Stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the 2015 Note he owned, a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of Common Stock and a 2017 Warrant exercisable for 543 shares of Common Stock. He also owns 58,129 shares of Common Stock and an option to purchase 5,000 shares of Common Stock that are immediately exercisable. On March 29, 2018, the Company completed its Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes that the 2017 Notes would automatically convert upon the Company raising a minimum of $3,000,000 in subsequent offerings. See Note 12 below.

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2017, the balance on the long-term mortgage is approximately $3,289,000 and the balance on the promissory note is approximately $22,000.

Note 4.  Notes Payable and Other Debt

In August 2017, the Company completed a private placement and entered into Note Purchase Agreements with accredited investors pursuant to which the Company sold convertible notes in the aggregate principal amount of $3,054,000, that are convertible into shares of Common Stock. Concurrent with the 2017 private placement, three investors in the Company’s 2015 private placement, exchanged their notes purchased in that offering, in the aggregate principal amount of $4,200,349, accrued interest thereon. As of December 31, 2017, the aggregate principal amount of $7,254,000 remains outstanding. The Notes are due in July 2020 if the option to convert has not been exercised (see Note 5, below.)

In November 2015, the Company completed a private placement and entered into Note Purchase Agreements with accredited investors pursuant to which the Company sold senior secured convertible notes in the aggregate principal amount of $7,187,500, that are convertible into shares of Common Stock. The remaining balance in the November 2015 note is $3,000,000 and is due in October 2018 if the option to convert has not been exercised (see Note 5, below.)

In July 2014, the Company completed a private placement and entered into Note Purchase Agreements with accredited investors pursuant to which the Company sold senior secured convertible Notes in the aggregate principal amount of $4,750,000, that are convertible into shares of Common Stock. The Notes are due in September 2019 if the option to convert has not been exercised (see Note 5, below.)

In March 2013, the Company acquired 2400 Boswell for approximately $4.6 million. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years and has an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2017, the balance on the long-term mortgage is approximately $3,289,000 and the balance on the promissory note is approximately $22,000.

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid.  The Company has imputed interest at the rate of 7% per annum.  As of December 31, 2017 and 2016, the carrying value of the liability was approximately $1,113,000 and $1,156,000, respectively. The interest associated with the note for the years ended December 31, 2017 and 2016 was minimal.

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $123,000 as of December 31, 2017 which expire at various dates through 2023.

The following summarizes the maturities of notes payable (including convertible notes payable) (in thousands):

Years ending December 31,
2018	$3,176
2019	4,868
2020	7,419
2021	172
2022	177
Thereafter	3,740
Total	$19,552

Capital Lease

The Company leases certain manufacturing and operating equipment under non-cancelable capital leases. The total outstanding balance under the capital leases as of December 31, 2017 excluding interest was approximately $1,677,000, of which $983,000 will be paid in 2018 and the remaining balance of $694,000 will be paid through 2021.

The following summarizes the maturities of capital leases (in thousands):

Years ending December 31,
2018	$1,078
2019	573
2020	124
2021	31
2022	-
Total	1,806
Amount representing interest	(129)
Present value of minimum lease payments	1,677
Less current portion	(983)
Long term portion	$694

Depreciation expense related to the capitalized lease obligations was approximately $110,000 and $103,000 for the years ended December 31, 2017 and 2016, respectively.

Line of Credit - Loan and Security Agreement

CLR had a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to accounts receivable resulting from sales of certain products within our commercial coffee segment. Effective May 1, 2016, CLR entered into a third amendment to the Factoring Agreement. Under the terms of the third amendment, all new receivables assigned to Crestmark shall be “Client Risk Receivables” and no further credit approvals were to be provided by Crestmark. Additionally, the third amendment expanded the factoring facility to include advanced borrowings against eligible inventory up to 50% of landed cost of finished goods inventory that meet certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the accounts receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrued on the outstanding balance and a factoring commission was charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and was recorded as interest expense. In addition, the Company and our Company’s CEO, Mr. Wallach entered into a Guaranty and Security Agreement with Crestmark guaranteeing payments in the event that our commercial coffee segment CLR were to default. The third amendment was effective until February 1, 2019.

On November 16, 2017, CLR entered into a new Loan and Security Agreement (“Agreement”) with Crestmark which amended and restated the original Factoring Agreement dated February 12, 2010 with Crestmark and subsequent agreement amendments thereto. CLR is provided with a line of credit related to accounts receivables resulting from sales of certain products and includes borrowings to be advanced against acceptable eligible inventory related to CLR. Effective December 29, 2017, CLR entered into a First Amendment to the Agreement, to include an increase in the maximum overall borrowing to $6,250,000 (the, “Loan”). The Loan amount may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of (i) above (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the Agreement.

The Agreement contains certain financial and nonfinancial covenants for which the Company must comply to maintain its borrowing availability and avoid penalties.

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate will be a rate equal to the prime rate plus 2.50% with a floor of 6.75%. In addition, other fees expenses are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred if in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

The Company and our Company’s CEO, Mr. Wallach have entered into a Corporate Guaranty and Personal Guaranty, respectively, with Crestmark guaranteeing payments in the event that our commercial coffee segment CLR were to default. In addition, our President and Chief Financial Officer, Mr. Briskie personally entered into a Guaranty of Validity representing the Company’s financials so long as the indebtedness is owing to Crestmark, maintaining certain covenants and guarantees.

We account for the sale of receivables that were factored under the previous Agreement as secured borrowings with the pledge of the subject inventories and receivables as well as all bank deposits as collateral, in accordance with the authoritative guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. The caption “Accounts receivable, due from factoring company” on the accompanying consolidated balance sheets in the amount of approximately $1,078,000 as of December 31, 2016, reflects the related collateralized accounts.

Our outstanding liability related to the Agreement was approximately $3,808,000 as of December 31, 2017. The liability associated with the Factoring Agreement as of December 31, 2016 was $1,290,000 and is included in other current liabilities on the consolidated balance sheets.

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

The Company’s contingent acquisition debt as of December 31, 2017 is $14,404,000 and is attributable to debt associated with the Company’s direct selling segment.

The Company’s contingent acquisition debt as of December 31, 2016 is $8,001,000 and is primarily attributable to debt associated with the Company’s direct selling segment which is $7,806,000 and $195,000 is debt associated with the Company’s coffee segment.

Note 5. Convertible Notes Payable

Our total convertible notes payable as of December 31, 2017 and December 31, 2016, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	December 31, 2017	December 31, 2016
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$4,750	$4,750
Debt discounts	(1,659)	(2,707)
Carrying value of 2014 Notes	3,091	2,043

8% Convertible Notes due October and November 2018 (2015 Notes), principal	3,000	7,188
Debt discounts	(172)	(904)
Carrying value of 2015 Notes	2,828	6,284

8% Convertible Notes due July and August 2020 (2017 Notes), principal	7,254	-
Fair value of bifurcated embedded conversion option of 2017 Notes	200	-
Debt discounts	(2,209)	-
Carrying value of 2017 Notes	5,245	-

Total carrying value of convertible notes payable	$11,164	$8,327

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our Common Stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of Common Stock at an exercise price of $4.60 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of December 31, 2017 and December 31, 2016 the principal amount of $4,750,000 remains outstanding.

The Company has the right to prepay the Notes at any time after the one-year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes debt. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the Common Stock that he owns so long as his personal guaranty is in effect.

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and $3,697,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. As of December 31, 2017 and December 31, 2016 the remaining balance of the debt discounts is approximately $1,504,000 and $2,454,000, respectively. The quarterly amortization of the debt discounts is approximately $238,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. As of December 31, 2017 and December 31, 2016 the remaining balance of the issuance costs is approximately $155,000 and $253,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the consolidated balance sheets.

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

In connection with the July 2017 Private Placement, three (3) investors from the November 2015 Private Placement, converted their 2015 Notes in the aggregate amount of $4,200,349 including principal and accrued interest thereon into new convertible notes for an equal principal amount in the 2017 Private Placement as discussed below. The remaining principal balance in the 2015 Note of $3,000,000 remains outstanding as of December 31, 2017. The Company accounted for the conversion of the notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50.

The Company recorded a non-cash extinguishment loss on debt of $308,000 during the year ended December 31, 2017 as a result of the conversion of $4,200,349 in notes including accrued interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 Note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holders’ extinguished debt.

The Company recorded at issuance debt discounts associated with the 2015 Notes of $309,000 related to the beneficial conversion feature of $15,000 and $294,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. During the year ended December 31, 2017 the Company allocated approximately $75,000 for the remaining proportionate share of the unamortized debt discounts to the extinguished portion of the debt.

As of December 31, 2017 and December 31, 2016 the remaining balances of the debt discounts is approximately $36,000 and $189,000 respectively. The quarterly amortization of the remaining debt discount is approximately $11,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. During the year ended December 31, 2017 the Company allocated approximately $190,000 for the remaining proportionate share of the unamortized issuance costs to the extinguished portion of the debt.

As of December 31, 2017 and December 31, 2016 the remaining balances of the issuance cost is approximately $92,000 and $480,000, respectively. The quarterly amortization of the remaining issuance costs is approximately $30,000 and is recorded as interest expense.

In addition, the Company issued warrants to the placement agent in connection with the Notes which were valued at approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity instruments and the corresponding deferred issuance costs are amortized over the term of the Notes. During the year ended December 31, 2017 the Company allocated approximately $93,000 for the remaining proportionate share of the unamortized issuance costs to the extinguished portion of the debt.

As of December 31, 2017 and December 31, 2016, the remaining balance of the warrant issuance cost is approximately $45,000 and $235,000, respectively. The quarterly amortization of the remaining warrant issuance costs is approximately $15,000 and is recorded as interest expense.

July 2017 Private Placement

During July and August 2017, we engaged in the July 2017 Private Placement pursuant to which we offered for sale a minimum of $100,000 of units up to a maximum of $10,000,000 of units, with each unit (a “Unit”) consisting of: (i) a three (3) year convertible note in the principal amount of $25,000 initially convertible into shares of Common Stock, at $4.60 per share (subject to adjustment); and (ii) a Series D Warrant (the “Class D Warrant”), exercisable to purchase 50% of the number of shares issuable upon conversion of the 2017 Note at an exercise price equal to $5.56.

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

In addition, concurrent with the 2017 Private Placement, three (3) investors in the Company’s November 2015 Private Placement, exchanged their notes purchased in that offering, in the aggregate amount of $4,200,349, including principal and accrued interest thereon, and warrants to purchase an aggregate of 279,166 shares of the Company’s common stock at $9.00 per share for 2017 Notes in the aggregate principal amount of $4,200,349, convertible into 1,577,033 shares of common stock at $4.60 per share and 2017 Warrants to purchase an aggregate of 638,625 shares of the Company’s common stock at $5.56 per share.

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

The Company's use of the proceeds from the 2017 Private Placement was for working capital purposes. As of December 31, 2017 the aggregate principal amount of $7,254,000 remains outstanding.

For twelve (12) months following the closing, the investors in the 2017 Private Placement have the right to participate in any future equity financings, subject to certain conditions.

The Company paid a placement fee of $321,248, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

Upon issuance of the 2017 Notes, the Company recognized an aggregate debt discount of approximately $2,565,000, resulting from the allocated portion of issuance costs to the 2017 Notes and to the allocation of offering proceeds to the separable warrant liabilities, and to the bifurcated embedded conversion feature option. See Notes 6 & 7 below.

The Company recorded $1,931,000 of debt discounts which included an embedded conversion feature of $330,000 and $1,601,000 related to the detachable warrants. The embedded conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. During the year ended December 31, 2017 the Company recorded $268,000 of amortization related to the debt discounts. The quarterly amortization of the debt discounts is approximately $161,000. As of December 31, 2017 the remaining balance of the unamortized debt discount is approximately $1,663,000

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs are amortized to interest expense over the term of the Notes. During the year ended December 31, 2017 the Company recorded $88,000 of amortization related to the issuance costs. The quarterly amortization of the issuance costs is approximately $53,000 and is recorded as interest expense. As of December 31, 2017 the remaining balance of the unamortized issuance cost is approximately $546,000.

In connection with the 2017 Private Placement, the Company also entered into the “Registration Rights Agreement” with the investors in the 2017 Private Placement. The Registration Rights Agreement requires that the Company file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within ninety (90) days of the final closing date of the Private Placement for the resale by the investors of all of the shares of Common Stock underlying the senior convertible notes and warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”) and that the Initial Registration Statement be declared effective by the SEC within 180 days of the final closing date of the 2017 Private Placement or if the registration statement is reviewed by the SEC 210 days after the final closing date of the 2017 Private Placement. Upon the occurrence of certain events (each an “Event”), the Company will be required to pay to the investors liquidated damages of 1.0% of their respective aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event may the aggregate amount of liquidated damages payable to each of the investors exceed in the aggregate 10% of the aggregate purchase price paid by such investor for the Registrable Securities. The Registration Statement was declared effective on September 27, 2017.

Note 6. Derivative Liability

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

Various factors are considered in the pricing models the Company uses to value the derivative liabilities, including its current stock price, the remaining life, the volatility of its stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the liability. As such, the Company expects future changes in the fair values to continue and may vary significantly from period to period. The warrant and embedded liability and revaluations have not had a cash impact on our working capital, liquidity or business operations.

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

The estimated fair value of the outstanding warrant liabilities was $3,365,000 and $3,345,000 as of December 31, 2017 and December 31, 2016, respectively.

Increases or decreases in fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $1,895,000 and $1,371,000 for the years ended December 31, 2017 and 2016, respectively.

The estimated fair value of the warrants was computed as of December 31, 2017 and 2016 using the Monte Carlo and the Black-Scholes option pricing models, using the following assumptions:

	December 31, 2017	December 31, 2016
Stock price volatility	61.06%	60% - 65%
Risk-free interest rates	1.96%	1.34%-1.70%
Annual dividend yield	0%	0%
Expected life	1.58 - 2.78 years	2.6-3.9 years

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Embedded Conversion Derivatives

Upon issuance of the 2017 Notes, the Company recorded an embedded conversion option which was classified as a derivative of $330,000.

The estimated fair value of the embedded conversion option was $200,000 as of December 31, 2017 and is a component of Convertible Notes Payable, net on the Company’s balance sheet.

Increases or decreases in fair value of the embedded conversion option derivative are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The change resulted in a decrease of $130,000 for the year ended December 31, 2017.

The Company estimated the fair value of the embedded conversion option, as of the issuance date and as of December 31, 2017 using the Monte Carlo option pricing model using the following assumptions:

Inputs	December 31, 2017	Initial Valuation
Stock price	$4.13	$4.63-$4.73
Conversion price	$4.60	$4.60
Stock price volatility	60.98%-61.31%	63.07%-63.32%
Risk-free rate	1.9%	0.92%-0.94%
Expected life	2.57-2.63	3.0

Note 7.   Fair Value of Financial Instruments

Fair value measurements are performed in accordance with the guidance provided by ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, capital lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The estimated fair value of the contingent consideration related to the Company's business combinations is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

In connection with the Company’s Private Placements, the Company issued warrants to purchase shares of its Common Stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 6 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$587	$-	$-	$587
Contingent acquisition debt, less current portion	13,817	-	-	13,817
Warrant derivative liability	3,365	-	-	3,365
Embedded conversion option derivative	200	-	-	200
Total liabilities	$17,969	$-	$-	$17,969

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$628	$-	$-	$628
Contingent acquisition debt, less current portion	7,373	-	-	7,373
Warrant derivative liability	3,345	-	-	3,345
Total liabilities	$11,346	$-	$-	$11,346

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2015	$4,716
Issuance	-
Adjustments to estimated fair value	(1,371)
Balance at December 31, 2016	3,345
Issuance	2,334
Adjustments to estimated fair value	(1,895)
Adjustment related to the extinguishment loss on exchange of warrants, 2015 Notes (Note 5)	(419)
Balance at December 31, 2017	$3,365

The following table reflects the activity for the Company’s embedded conversion feature derivative liability associated with the Company’s 2017 Private Placement Notes measured at fair value using Level 3 inputs (in thousands):

Embedded Conversion Feature Derivative Liability
Balance at December 31, 2016	$-
Issuance	330
Adjustment to estimated fair value	(130)
Balance at December 31, 2017	$200

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):
Contingent Consideration
Balance at December 31, 2015	$7,438
Level 3 liabilities acquired	3,604
Level 3 liabilities settled	(773)
Adjustments to liabilities included in earnings	(1,462)
Expenses allocated to profit sharing agreement	(698)
Adjustment to purchase price allocation	(108)
Balance at December 31, 2016	8,001
Level 3 liabilities acquired	9,657
Level 3 liabilities settled	(462)
Adjustments to liabilities included in earnings	(1,664)
Expenses allocated to profit sharing agreement	(195)
Adjustment to purchase price allocation	(933)
Balance at December 31, 2017	$14,404

The fair value of the contingent acquisition liabilities are evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended December 31, 2017 and 2016, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $1,664,000 and a decrease of $1,462,000, respectively.

The weighted-average of the discount rates used was 18.4% and 18.2% as of December 31, 2017 and 2016, respectively. The projected year of payment ranges from 2018 to 2031.

Note 8.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

Common Stock

On May 31, 2017, the Board of Directors of the Company authorized a reverse stock split of the Company’s Common Stock in order to meet certain criteria in preparation for the Company’s uplisting on the NASDAQ Capital Market in June 2017.

On June 5, 2017, the Company filed a certificate of amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-twenty reverse stock split of the Company’s issued and outstanding common stock. As a result of the Reverse Split, every twenty shares of the Company issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The Reverse Split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, restricted stock units and warrants outstanding, and common stock equivalents issuable under convertible notes and preferred shares. No fractional shares were issued in connection with the Reverse Split. Stockholders who would otherwise hold a fractional share of common stock will receive cash payment for the fractional share.

The Reverse Split became effective on June 7, 2017. All disclosures of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

In addition to the Reverse Split, the certificate of amendment to the certificate of incorporation also reduced the total number of authorized shares of common stock from 600,000,000 to 50,000,000. The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock, par value $.001 per share (“Series A Convertible Preferred”).

As of December 31, 2017, and December 31, 2016 there were 19,723,285 and 19,634,345 shares of Common Stock outstanding, respectively. The holders of the Common Stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

2017 Private Placement

As part of the 2017 Private Placement, the Company issued the placement agent 22,680 shares of Common Stock. (See Note 5 above).

Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2017, and December 31, 2016 and accrued dividends of approximately $124,000 and $112,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's Common Stock at the Company's election.  Each share of Series A Convertible Preferred is convertible into Common Stock at a conversion rate of .10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of Common Stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Repurchase of Common Stock

On December 11, 2012, we authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of Common Stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of December 31, 2017 at a weighted-average cost of $5.30. There were no repurchases during the year ended December 31, 2017. We repurchased a total of 6,285 shares at a weighted-average cost of $5.60 per shares in 2016. The remaining number of shares authorized for repurchase under the plan as of December 31, 2017 is 553,406.

Advisory Agreements

ProActive Capital Resources Group, LLC. On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to the September 1, 2015 initial agreement, the agreement has been extended through August 2018 under six-month increment services agreements under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of December 31, 2017, the Company has issued 15,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of December 31, 2017, the Company has accrued for 10,000 shares of restricted stock that have been earned and not issued. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the years ended December 31, 2017 and 2016, the Company recorded expense of approximately $56,000 and $58,000, respectively, in connection with amortization of the stock issuance.

Warrants

As of December 31, 2017, warrants to purchase 2,710,066 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. All warrants are exercisable as of December 31, 2017 and expire at various dates through November 2020 and have a weighted average remaining term of approximately 2.11 years and are included in the table below as of December 31, 2017.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September of 2017, the Company cancelled the non-qualified stock option and issued a warrant agreement with the same terms. The fair value of the warrant was $232,000 and was recorded in general and administrative expense in the consolidated statements of operations. There was no financial impact to the change in the valuation related to the cancellation of the option and the issuance of the warrant. As of December 31, 2017, the warrant remains outstanding.

In May 2017, the Company issued a warrant as compensation to an associated Youngevity distributor to purchase 37,500 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years. During the year ended December 31, 2017, the warrant was exercised on a cashless basis based on the Company’s closing stock price of $4.66 and 21,875 shares of common stock were issued . The fair value of the warrant was $109,000 and was recorded in distributor compensation in the consolidated statements of operations.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of the warrants.

A summary of the warrant activity for the years ended December 31, 2017 and 2016 is presented in the following table:

Balance at December 31, 2015	2,083,722
Issued	-
Expired / cancelled	(182,275)
Exercised	(2,062)
Balance at December 31, 2016	1,899,385
Issued	1,262,212
Expired / cancelled	(414,031)
Exercised	(37,500)
Balance at December 31, 2017	2,710,066

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 2,000,000 shares of Common Stock. On February 23, 2017, the Company’s board of directors received the approval of our stockholders, to amend the Plan to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of authorized shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the plan from 2,000,000 to 4,000,000 shares.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At December 31, 2017, the Company had 1,884,197 shares of Common Stock available for issuance under the Plan.

A summary of the Plan stock option activity for the years ended December 31, 2017 and 2016 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2015	1,175,544	$4.40	6.24	$2,044
Issued	639,612	5.40
Canceled/expired	(149,067)	4.80
Exercised	(5,125)	4.20		-
Outstanding December 31, 2016	1,660,964	4.80	6.75	1,346
Issued	21,624	4.60
Canceled / expired	(91,180)	4.39
Exercised	(6,885)	4.28		-
Outstanding December 31, 2017	1,584,523	$4.76	6.16	$126
Exercisable December 31, 2017	1,040,678	$4.58	4.92	$87

The weighted-average fair value per share of the granted options for the years ended December 31, 2017 and 2016 was approximately $2.90 and $3.00, respectively.

Stock-based compensation expense related to stock options included in the consolidated statements of operations was charged as follows (in thousands):

	Years ended December 31,
	2017	2016
Cost of revenues	$14	$10
Distributor compensation	4	215
Sales and marketing	51	10
General and administrative	496	160
Total stock-based compensation related to stock options	$565	$395

As of December 31, 2017, there was approximately $1,574,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.54 years.

Valuation Inputs

The Company uses the Black-Scholes model to estimate the fair value of equity-based options. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

The following were the factors used in the Black-Scholes model to calculate the compensation cost:

Years ended December 31,
	2017	2016
Dividend yield	-	-
Stock price volatility	56% - 64%	57% - 90%
Risk-free interest rate	1.22 - 2.06%	0.71 - 2.25%
Expected life of options	1.0 - 5.61 years	2.6 - 6.5 years

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Vesting occurs on the sixth-year anniversary of the grant date, over a six-year period, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. There were no other grants during the year ended December 31, 2017.

The fair value of each restricted stock units issued to employees is based on the closing price on the grant date of $4.53 and restricted stock units issued to consultants are revalued as they vest and is recognized as stock-based compensation expense over the vesting term of the award. Stock-based compensation expense included in sales and marketing was $9,000 and $80,000 was included in general and administration in the consolidated statements of operations for the year ended December 31, 2017.

As of December 31, 2017, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $2,098,000, which will be recognized over a weighted average period of 5.61 years.

Note 9. Commitments and Contingencies

Credit Risk

The Company maintains cash balances at various financial institutions primarily located in the United States. Accounts held at the United States institutions are secured, up to certain limits, by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. There is credit risk related to the Company’s ability to collect on its trade account receivables from its major customers. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalent balances and trade accounts receivables.

Litigation

The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which the Company is, or may be party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material.

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

At December 31, 2017, future minimum lease commitments are as follows (in thousands):

2018	$1,299
2019	936
2020	744
2021	585
2022	525
Thereafter	252
Total	$4,341

Rent expense was approximately $1,413,000 and $1,558,000 for the years ended December 31, 2017 and 2016, respectively.

In connection with the Company's 2011 acquisition of FDI, it assumed mortgage guarantee obligations made by FDI on the building previously housing our New Hampshire office.  The balance of the mortgages is approximately $1,706,000 as of December 31, 2017 (see Note 3, above).

The Company purchases its inventory from multiple third-party suppliers at competitive prices. The Company made purchases from three vendors, which individually comprised more than 10% of total purchases and in aggregate approximated 57% and 54% of total purchases for the years ended December 31, 2017 and 2016, respectively.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2017, have minimum future purchase commitments of approximately $2,345,000, which are to be delivered in 2018.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay. To-date the Company has not incurred such fees.

Note 10. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2017	2016
Current
Federal	$135	$3
State	12	(18)
Foreign	132	150
Total current	279	135
Deferred
Federal	$2,617	$(304)
State	(156)	(21)
Foreign	(13)	-
Total deferred	2,448	(325)
Net income tax provision (benefit)	$2,727	$(190)

Income before income taxes relating to non-U.S. operations were $130,000 and $590,000 in the years ended December 31, 2017 and 2016, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	December 31,
	2017	2016
Income tax benefit at federal statutory rate	$(3,483)	$(206)

Adjustments for tax effects of:
Foreign rate differential	(38)	(35)
State taxes, net	(382)	(112)
Other nondeductible items	246	(50)
Change in foreign entity tax status	-	(77)
Rate change	-	6
Tax reform rate change	2,022	-
Deferred tax asset adjustment	95	(201)
Change in valuation allowance	4,032	183
Foreign tax credit	-	275
Undistributed foreign earnings	-	17
Other	235	10
Net income tax provision (benefit)	$2,727	$(190)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Amortizable assets	$1,089	$1,117
Inventory	510	726
Accruals and reserves	155	222
Stock options	170	285
Net operating loss carry-forward	4,674	3,554
Credit carry-forward	305	309
Total deferred tax asset	6,903	6,213

Deferred tax liabilities:
Prepaids	(228)	(383)
Other	(288)	(608)
Depreciable assets	(168)	(464)
Total deferred tax liability	(685)	(1,455)
Net deferred tax asset	6,219	4,758
Less valuation allowance	(5,933)	(1,901)
Net deferred tax asset	$286	$2,857

The Company has determined through consideration of all positive and negative evidence that the US deferred tax assets are not more likely than not to be realized. The Company recorded a valuation allowance in the US Federal tax jurisdiction for the year ended December 31, 2017.The Tax Cuts and Jobs Act ("TCJA") enacted in December 2017 repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing AMT tax credit carryovers to be refunded beginning in 2018. The Company has approximately $272,000 in refundable credits, and it expects that a substantial portion will be refunded between 2018 and 2021. As such, the Company does not have a valuation allowance relating to the refundable AMT credit carryforward. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The valuation allowance increased approximately $3,956,000 for the year ended December 31, 2017 and increased approximately $183,000 for the year ended December 31, 2016.

At December 31, 2017, the Company had approximately $11,914,000 in federal net operating loss carryforwards, which begin to expire in 2029, and approximately $30,752,000 in net operating loss carryforwards from various states. The Company had approximately $1,862,000 in net operating losses in foreign jurisdictions.

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

There was no uncertain tax position related to federal, state and foreign reporting as of December 31, 2017.

U.S. Tax Reform

The TCJA reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a Company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a Company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

Note 11.  Segment and Geographical Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Years ended
	December 31,
	2017	2016
Revenues
Direct selling	$142,450	$145,418
Commercial coffee	23,246	17,249
Total revenues	$165,696	$162,667
Gross profit
Direct selling	$95,379	$97,219
Commercial coffee	186	918
Total gross margin	$95,565	$98,137
Operating income (loss)
Direct selling	$(2,526)	$4,564
Commercial coffee	(3,356)	(2,049)
Total operating (loss) income	$(5,882)	$2,515
Net (loss) income
Direct selling	$(3,922)	$1,894
Commercial coffee	(8,755)	(2,292)
Total net loss	$(12,677)	$(398)
Capital expenditures
Direct selling	$854	$1,922
Commercial coffee	449	903
Total capital expenditures	$1,303	$2,825

	December 31,
	2017	2016
Total assets
Direct selling	$44,082	$40,127
Commercial coffee	28,307	25,881
Total assets	$72,389	$66,008

Total tangible assets, net located outside the United States were approximately $5.3 million and $5.4 million as of December 31, 2017 and December 31, 2016, respectively.

The Company conducts its operations primarily in the United States. For the years ended December 31, 2017 and 2016 approximately 12% and 9%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Years ended
	December 31,
	2017	2016
Revenues
United States	$146,206	$147,548
International	19,490	15,119
Total revenues	$165,696	$162,667

Note 12.  Subsequent Events

Series B Convertible Preferred Stock Offering

On February 14, 2018, the Company commenced its offering to sell up to $10 million of the Company’s Series B Convertible Preferred Stock on a best effort basis without any minimum offering amount. The offering (the “Offering”) terminated on March 30, 2018. The Series B Convertible Preferred Stock pays cumulative dividends from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock and the Company’s common stock par value $0.001 (the "Common Stock") with respect to dividend rights and rights upon liquidation, dissolution or winding up. Each holder of Series B Convertible Preferred Stock received a credit towards our merchandise equal to ten percent (10%) of the amount of their investment up to a maximum credit of $1,000. Holders of the Series B Convertible Preferred Stock have limited voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two shares of common stock and automatically converts into two shares of Common Stock on its two-year anniversary of issuance. The offering price of the Series B Convertible Preferred Stock was $9.50 per share.

On March 2, 2018 the Company’s board of directors designated 1,052,631 shares as Series B Convertible Preferred Stock, par value $.001 per share (“Series B Convertible Preferred Stock”).

Offering Close

On March 30, 2018, the Company completed its best efforts Offering of Series B Convertible Preferred Stock, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in aggregate of $3,621,143.

The net proceeds to the Company from Offering were $3,328,761 after deducting commissions and Offering expenses of the selling agent payable by the Company.

The shares of Series B Convertible Preferred Stock issued in the Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Company’s best effort Offering of Series B Convertible Preferred Stock, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock.

Tripoint Global Equities, LLC (“Tripoint”), acted as the selling agent for the Offering pursuant to the terms of a Selling Agency Agreement that was entered into on March 15, 2018, the form of which was filed as an exhibit to the Company’s registration statement on Form S-1, as amended (File No. 333-221847) (the “Registration Statement”). Under the Selling Agency Agreement, the Company paid TriPoint a fee of 4.0% of the gross proceeds of the Offering and agreed to reimburse TriPoint for up to $45,000 of its expenses.

Amendments to Articles of Incorporation or Bylaws

On March 2, 2018, the Company filed a Certificate of Designation of Powers, Preferences and Rights of Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). On March 14, 2018, the Company filed a Certificate of Correction to the Certificate of Designation to correct two typographical errors in the Certificate of Designation (the “Certificate of Correction”).

Pursuant to the Certificate of Designation, the Company has agreed to pay cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock and the Common Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Each holder of Series B Convertible Preferred Stock receives a credit towards the Company’s merchandise equal to ten percent (10%) of the amount of their investment up to a maximum credit of $1,000. Holders of the Series B Convertible Preferred Stock have limited voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of Common Stock and automatically converts into two (2) shares of Common Stock on its two-year anniversary of issuance.

New Acquisitions

Pursuant to an agreement dated March 1, 2018, the Company acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals. As a result of this business combination, the Company’s distributors and customers will have access to ViaViente’s unique line of products and ViaViente distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company is $3,000,000, subject to adjustments. The Company will make monthly payments based on a percentage of ViaViente distributor revenue and royalty revenue until the earlier of the date that is five (5) years from the closing date or such time as the Company has paid ViaViente aggregate cash payments of ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report.

Pursuant to an agreement dated February 12, 2018, the Company acquired certain assets and assumed certain liabilities of Nature Direct. Nature Direct, a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. As a result of this business combination, the Company’s distributors and customers will have access to the Nature Direct unique line of products and Nature Direct distributors and clients will gain access to products offered by the Company. The maximum consideration payable by the Company is $2,600,000, subject to adjustments. The Company will make monthly payments based on a percentage of Nature Direct distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid Nature Direct aggregate cash payments of Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report.

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

As required by Rule 13a15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

During the preparation of the Form 10Q for the quarter ended June 30, 2017, we discovered an error in the Consolidated Statement of Cash Flows in the Company’s previously issued consolidated financial statements for the year ended December 31, 2016 and for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and March 31, 2017. The Company has restated Consolidated Statements of Cash Flows for all the prior affected periods. The restatement corrected an error in the presentation of cash flow activity under the factoring facility to properly reflect net borrowings and net payments. To remediate the issue, the Company added an additional review process for oversight and review of the Consolidated Statements of Cash Flows.

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

This Annual Report on Form 10K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10K.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

Our Board of Directors has established July 23, 2018 as the date of the Company’s 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”). Because this our first annual meeting of stockholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are informing stockholders of such date.  The exact time and location of the 2018 Annual Meeting will be specified in our proxy statement for the 2018 Annual Meeting. Pursuant to Rule 14a-8 under the Exchange Act, some stockholder proposals may be eligible for inclusion in our 2018 proxy statement. Any stockholder proposal under Rule 14a-8 must be submitted, along with proof of ownership of our stock in accordance with Rule 14a-8(b)(2), to our principal executive offices in care of our Secretary by letter to 2400 Boswell Road, Chula Vista, California 91914. Failure to deliver a proposal in accordance with this procedure may result in the proposal not being deemed timely received. We must receive all submissions no later than the close of business (5:00 p.m. Eastern Time) on May 5, 2018, which we have determined to be a reasonable time before we expect to begin to print and send our proxy materials. We encourage any stockholder interested in submitting a proposal to contact our Secretary in advance of this deadline to discuss the proposal, and stockholders may find it helpful to consult knowledgeable counsel with regard to the detailed requirements of applicable securities laws. Submitting a stockholder proposal does not guarantee that we will include it in our proxy statement. The Board of Directors reviews all stockholder proposals and will take appropriate action on such proposals.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at seven members.

Information Regarding the Board of Directors

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position
Stephan Wallach	51	2011*	Chairman and Chief Executive Officer
David Briskie	57	2011	President, Chief Financial Officer and Director
Michelle Wallach	47	2011*	Chief Operating Officer and Director
Richard Renton	62	2012	Director
William Thompson	57	2013	Director
Paul Sallwasser	64	2017	Director
Kevin Allodi	61	2017	Director

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

Richard Renton, Director

Mr. Richard Renton was appointed to our Board of Directors on January 9, 2012, and currently serves on the Youngevity Medical and Athletic Advisory Boards. For the past five years, Mr. Renton owned his own business providing nutritional products to companies like ours. We purchase certain products from Mr. Renton’s company Northwest Nutraceuticals, Inc. Mr. Renton graduated from Portland State University with quad majors in Sports Medicine, Health, Physical Education, and Chemistry. He has served as an Associate Professor at PSU in Health and First Aid, and was the Assistant Athletic Trainer for PSU, the Portland Timbers Soccer Team, and the Portland Storm Football team. Mr. Renton is a board certified Athletic Trainer with the National Athletic Trainers Association. Mr. Renton’s understanding of nutritional products makes him an exceptional board member.

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

Paul Sallwasser, Director

Mr. Paul Sallwasser was appointed to our Board of Directors on June 5, 2017. Mr. Sallwasser is a certified CPA, joined the audit staff of Ernst & Young LLP in 1976 and remained with Ernst & Young LLP for 38 years. Mr. Sallwasser served a broad range of clients primarily in the healthcare and biotechnology industries of which a significant number were SEC registrants. He became a partner of Ernst & Young in 1988 and from 2011 until he retired from Ernst & Young LLP Mr. Sallwasser served in the national office as a member of the Quality and Regulatory Matters Group working with regulators and the Public Company Accounting Oversight Board (PCAOB). Mr. Sallwasser’s qualification as an “audit committee financial expert,” as defined by the rules of the SEC, and his vast audit experience serves as the basis for his position on the Board and its Audit Committee.

Kevin Allodi, Director

Mr. Kevin Allodi was appointed to our Board of Directors on June 5, 2017. Mr. Allodi is currently the CEO and Co-Founder of Philo Broadcasting, a media holding company that includes award-winning digital content studio Philo Media and a broadcast television production company Backyard Productions. Philo is headquartered in Chicago with production offices in Los Angeles. Prior to joining Portal (described above) Mr. Allodi spent ten years with Communications Industry Division of Computer Sciences Corporation (NYSE:CSC) where he was VP Global Billing & Customer Care practice. Currently, Mr. Allodi also serves as a Managing Partner of KBA Holdings, LLC, a private equity investment firm active in the digital media, hi-tech, alternative energy and bio-tech industries. Mr. Allodi serves as a partner, limited partner, director and/or advisory board member to several portfolio companies including G2T3V LLC, uBid, LynxIT Solutions, Ridge Partners LLC, Social Ventures Partners Chicago and is on the Board of Directors of FNBC Bank & Trust. Mr. Allodi’s business experience and investment experience serves as the basis for his position on the Board and its Audit Committee.

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

Board Members	Audit Committee	Compensation Committee	Investment Committee
Stephan Wallach	-	Chairman	Member
David Briskie	-	Member	Chairman
Michelle Wallach	-	-	-
Richard Renton	-	-	-
William Thompson	Chairman	-	-
Paul Sallwasser	Member	-	-
Kevin Allodi	Member	-	-

Director Independence

Our Board of Directors has determined that William Thompson, Paul Sallwasser and Kevin Allodi are each independent directors in accordance with the definition of independence applied by the NASDAQ Stock Market. Since we qualify as a “controlled company” we qualify for certain exemptions to the NASDAQ Capital Market listing requirements.

Board Committees

Audit Committee. The Audit Committee of the Board of Directors currently consists of William Thompson (Chair), Paul Sallwasser and Kevin Allodi. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that William Thompson, Paul Sallwasser and Kevin Allodi are each an “independent director” under the listing standards of The NASDAQ Stock Market. The Board of Directors has also determined that each of Mr. Thompson and Mr. Sallwasser is an “audit committee financial expert” within the applicable definition of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com. Information contained on our website are not incorporated by reference into and do not form any part of this registration statement.  We have included the website address as a factual reference and do not intend it to be an active link to the website.

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Stephan Wallach (Chair) and David Briskie. As a controlled company we are exempt from the NASDAQ independence requirements for the Compensation Committee. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. None of the members of the Compensation Committee are independent under the listing standards of The NASDAQ Stock Market. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com. Information contained on our website are not incorporated by reference into and do not form any part of this registration statement.  We have included the website address as a factual reference and do not intend it to be an active link to the website.

Investment Committee. The Investment Committee of the Board of Directors currently consists of David Briskie (Chair) and Stephan Wallach as a member. This Committee determines, approves, and reports to the Board of Directors on all elements of acquisitions and investments for the Company.

We do not currently have a separate nominating committee and instead our full board of directors performs the functions of a nominating committee. Due to our size we believe that this is an appropriate structure. As a controlled company we are exempt from the NASDAQ independence requirements for the Nominating Committee.

Board Leadership Structure

We currently have the same person serving as our Chairman of the Board and Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board. Mr. Briskie currently serves as our President and Chief Financial Officer. Due to the size of our company, we believe that this structure is appropriate. Mr. Wallach has served as the Chairman of the Board and Chief Executive Officer since AL Global Corporation, the private company that he owned, merged into our predecessor in 2011 and he served as the Chairman of the Board and Chief Executive Officer of AL Global Corporation, since inception. In serving as Chairman of the Board, Mr. Wallach serves as a significant resource for other members of management and the Board of Directors.

We do not have a separate lead director. We believe the combination of Mr. Wallach as our Chairman of the Board and Chief Executive Officer and Mr. Briskie as our President and Chief Financial Officer has been an effective structure for our company. Our current structure is operating effectively to foster productive, timely and efficient communication among the independent directors and management. We do have active participation in our committees by our independent directors. Each committee performs an active role in overseeing our management and there are complete and open lines of communication with the management and independent directors.

Oversight of Risk Management

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board of Directors regularly reviews information regarding our strategy, finances and operations, as well as the risks associated with each.

Overview

Corporate Governance Guidelines

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed above, our Board of Directors has established three standing committees to assist it in fulfilling its responsibilities to us and our stockholders: the Audit Committee, the Compensation Committee and the Investment Committee. The Board of Directors performs the functions typically assigned to a Nominating and Corporate Governance Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2017 other than late filings of a Form 3 for Mr. Allodi, a Form 4 to report stock option issuances for Mr. Briskie, Mr. Renton and Mr. Thompson and a Form 4 to report the issuance of securities in connection with our 2017 private placement to Mr. Sallwasser upon exchange of securities issued to Mr. Sallwasser in our 2015 private placement.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2017 and 2016 by our “named executive officers,” consisting of each individual serving as (i) principal Chief Executive Officer, (ii) our principal Chief Financial Officer, and (iii) Chief Operating Officer.

	Year	Salary ($)	Bonus ($)	Option Awards (2) ($)	Total ($)

Stephan Wallach (1)	2017	357,212	-	-	357,212
Chief Executive Officer	2016	282,500	179,730	-	462,230

David Briskie (1)(2)	2017	357,212	-	670,875	1,028,087
President and Chief Financial Officer	2016	282,500	179,730	748,500	1,210,730

Michelle Wallach (1)	2017	192,660	-	-	192,660
Chief Operating Officer	2016	192,660	179,730	-	372,390

(1)
Mr. Stephan Wallach, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our company that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received an aggregate of $362,292 and $357,002 in 2017 and 2016, respectively related to their distributor positions, which are not included above. Mr. Briskie beneficially received $19,196 and $23,889 in 2017 and 2016, respectively, related to his spouse’s distributor position, which is not included above.

(2)
We use a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The amounts do not represent the actual amounts paid to or released by any of the Named Executive Officers during the respective periods.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2017. We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.

	Option Awards					Stock Awards
	No. Of Securities Underlying Unexercised Options (#) Exercisable		No. Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		No. Of Shares or Units of Stock That Have Not Vested (#)		Market Value Of Shares or Units of Stock That Have Not Vested ($)
Stephan Wallach	125,000	(1)	-	$4.40	5/31/2022

David Briskie	250,000	(2)	-	$4.40	5/31/2022
	40,000	(3)	10,000	$3.60	10/31/2023
	60,000	(4)	40,000	$3.80	10/30/2024
	50,000	(5)	200,000	$5.40	12/27/2026	250,000	(6)	$1,032,500

Michelle Wallach	125,000	(7)	-	$4.40	5/31/2022

(1)	125,000 stock options granted on May 31, 2012, vested and exercisable.
(2)	250,000 stock options granted on May 31, 2012, vested and exercisable.
(3)	50,000 stock options granted on October 31, 2013, 40,000 stock options vested and are exercisable, with the remaining option shares vesting on October 31, 2018.
(4)
100,000 stock options granted on October 30, 2014, 60,000 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next two years as of December 31, 2017.

(5)
250,000 stock options granted on December 27, 2016, 50,000 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next four years as of December 31, 2017.

(6)
250,000 restricted stock units were granted on August 9, 2017, each unit representing contingent right to receive one share of Common Stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; if Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates. The market value of the restricted stock units was multiplied by the closing market price of our common stock at the end of the 2017 fiscal year, which was $4.13 on December 29, 2017 (the last business day of the 2017 fiscal year.)

(7)	125,000 stock options granted on May 31, 2012, vested and exercisable.

Employment Agreements

Our executive officers work as at-will employees. We do not have any written employment agreements with any of our executive officers.

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

2017 Director Compensation

The following table sets forth information for the fiscal year ended December 31, 2017 regarding the compensation of our directors who at December 31, 2017 were not also named executive officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton	-	20,437	-	20,437
William Thompson	-	20,437	-	20,437
Paul Sallwasser	-	14,708	-	14,708
Kevin Allodi	-	14,708	-	14,708

(1)
The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2017 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model.

As of December 31, 2017, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:
Name	Aggregate Number of Option Awards
Richard Renton	15,000
William Thompson	17,500
Paul Sallwasser	5,000
Kevin Allodi	5,000

We grant to non-employee members of the Board of Directors upon appointment, stock options to purchase shares of our Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant, and additional stock options each year thereafter for their service. We also reimburse the non-employee directors for travel and other out-of-pocket expenses incurred in attending board of director and committee meetings. During 2017, we granted each non-employee director a ten-year option to purchase 5,000 shares of our Common Stock at an exercise price of $4.53, all of which vested immediately. For the year ending December 31, 2018, we intend to grant each non-employee director an option to acquire shares of common stock having a value of $50,000 on the grant date.

Equity Compensation Plan Information

The 2012 Stock Option Plan, or the Plan, is our only active equity incentive plan pursuant to which options to acquire common stock have been granted and are currently outstanding.

As of December 31, 2017, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	2,084,923	4.70	1,885,789
Total	2,084,923	$4.70	1,885,789

On February 23, 2017, our board of directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (the “Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the Plan from 2,000,000 to 4,000,000 shares authorized (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017). The Plan as amended allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the Plan. No stock option is exercisable later than ten years after the date it is granted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of the Common Stock as of March 28, 2018 (the “Evaluation Date”), by: (i) each of our current directors, (ii) each of our named executive officers, and (iii) all such directors and executive officers as a group. The table is based upon information supplied by our officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. We know of no other person or group of affiliated persons who beneficially own more than five percent of our Common Stock. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based on 19,728,772 shares outstanding as of the Evaluation Date, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of the Common Stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of the Evaluation Date. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	14,127,811(2)	71.2%
David Briskie, President, Chief Financial Officer and Director	920,457 (3)	4.6%
Michelle Wallach, Chief Operating Officer and Director	14,125,000(2)	71.2%
Richard Renton, Director	25,603(4)	*
William Thompson, Director	12,000(5)	*
Paul Sallwasser, Director	104,042(6)	*
Kevin Allodi, Director	31,490(7)	*
All Executive Officers & Directors, as a group (7 persons)	15,351,295	75.0%

Stockholders owning 5% or more
Carl Grover	2,354,492(8)	9.99%
*less than 1%

(1)
Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o Youngevity International, Inc., 2400 Boswell Road, Chula Vista, California 91914.

(2)
Mr. Stephan Wallach, our Chief Executive Officer, owns 14,000,000 shares of Common Stock through joint ownership with his wife, Michelle Wallach, with whom he shares voting and dispositive control. Mr. Wallach also owns 2,811 shares and options to purchase 125,000 shares of Common Stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him and Ms. Wallach also owns options to purchase 125,000 shares of Common Stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by her.

(3)
Mr. David Briskie, our President and Chief Financial Officer, owns 170,429 shares of Common Stock, and beneficially owns 100,028 shares of Common Stock owned by Brisk Investments, LP, 250,000 shares of Common Stock owned by Brisk Management, LLC. Mr. Briskie also owns options to purchase 400,000 shares of Common Stocks that are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him. Does not include 250,000 restricted stock units issued to Mr. Briskie in August 2017, of which each unit represents a contingent right to receive one share of Common Stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; provided that Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates.

(4)
Mr. Renton is a director of the Company, owns 4,242 shares of Common Stock and 9,374 shares of Common Stock through joint ownership with his wife, Roxanna Renton, with whom he shares voting and dispositive control. Mr. Renton also owns 9,500 options to purchase Common Stock and 2,487 options to purchase Common Stock held in joint ownership with his wife, Roxanna Renton which are exercisable within 60 days of the Evaluation Date.

(5)
Mr. Thompson is a director of the Company, owns 12,000 options to purchase Common Stock which are exercisable within 60 days of the Evaluation Date and are included in the number of shares beneficially owned by him.

(6)
Mr. Sallwasser is a director of the Company and owns a 2014 Note in the principal amount of $75,000 convertible into 10,714 shares of Common Stock and a 2014 Warrant exercisable for 14,673 shares of Common Stock. Mr. Sallwasser also owns a 2017 Note in the principal amount of $37,615 convertible into 8,177 shares of Common Stock and a 2017 Warrant exercisable for 5,719 shares of Common Stock. Mr. Sallwasser also owns a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of Common Stock and a 2017 Warrant exercisable for 543 shares of Common Stock. He also owns 58,129 shares of Common Stock and an option to purchase 5,000 shares of Common Stock.

(7)
Mr. Allodi is a director of the Company and owns 13,888 shares of Common Stock directly and 12,602 shares of Common Stock through joint ownership with his wife Nancy Larkin Allodi. Mr. Allodi also owns an option to purchase 5,000 shares of Common Stock.

(8)
Mr. Grover is the sole beneficial owner of 2,354,492 shares of Common Stock. Mr. Grover owns a 2014 Note in the principal amount of $4,000,000 convertible into 571,428 shares of Common Stock and a 2014 Warrant exercisable for 782,602 shares of Common Stock. Mr. Grover also owns a 2015 Note in the principal amount of $3,000,000 convertible into 428,571 shares of Common Stock and a 2015 Warrant exercisable for 200,000 shares of Common Stock. Mr. Grover also owns two 2017 Notes in the aggregate principal amount of $5,162,273 convertible into 1,122,233 shares of Common and two 2017 Warrants exercisable for 735,030 shares of Common Stock. He also owns 257,562 shares of Common Stock. Mr. Grover has a contractual agreement with us that limits his exercise of warrants and conversion of notes such that his beneficial ownership of our equity securities to no more than 9.99% of the voting power of the Company at any one time and therefore his beneficial ownership does not include the shares of Common Stock issuable upon conversion of notes or exercise or warrants owned by Mr. Grover if such conversion or exercise would cause his beneficial ownership to exceed 9.99% of our outstanding shares of Common Stock. Mr. Grover’s address is 1010 S. Ocean Blvd., Apt 1017, Pompano Beach, FL 33062.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2016 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock have or will have a direct or indirect interest, other than compensation arrangements which are described in the sections of this Annual Report on Form 10-K entitled Part III, Item 10 “Directors, Executive Officers and Corporate Governance” and Item 11 “Executive Compensation.”

FDI Realty, LLC

In December 2015, we relocated our marketing operations from Windham, New Hampshire, to our corporate headquarters in Chula Vista, California. The Windham building is owned by FDI Realty and Mr. William Andreoli, our Former President is the single member of FDI Realty. The building consists of 12,750 square feet of office rental space. We are currently a co-guarantor of FDI Realty’s mortgages on the building.

2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. As of December 31, 2012, an immediate family member of a greater than 5% shareholder of us was the single member of 2400 Boswell and the Company was a co-guarantor of the 2400 Boswell mortgage on the leased building. During 2013 we acquired 2400 Boswell LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years at an interest rate of 5.75%.

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates with his wife Roxanna Renton Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $126,000 and $126,000 from Northwest Nutraceuticals Inc., for the years ended December 31, 2017 and 2016, respectively. In addition, Mr. Renton and his wife are also distributors of the Company and the Renton’s were paid distributor commissions for the years ended December 31, 2017 and 2016 approximately $398,000 and $457,000 respectively.

Carl Grover

As of December 31, 2017, Mr. Carl Grover, is the beneficial owner of in excess of five percent (5%) of our outstanding common shares, is the sole beneficial owner of 2,354,492 shares of Common Stock. Mr. Grover owns a 2014 Note in the principal amount of $4,000,000 convertible into 571,428 shares of Common Stock and a 2014 Warrant exercisable for 782,602 shares of Common Stock. Mr. Grover also owns a 2015 Note in the principal amount of $3,000,000 convertible into 428,571 shares of Common Stock and a 2015 Warrant exercisable for 200,000 shares of Common Stock. Mr. Grover acquired two 2017 Notes in the aggregate principal amount of $5,162,273 convertible into 1,122,233 shares of Common and two 2017 Warrants exercisable for 735,030 shares of Common Stock in the 2017 Private Placement. He also owns 257,562 shares of Common Stock. On March 29, 2018, the Company completed its Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes that the 2017 Notes would automatically convert upon the Company raising a minimum of $3,000,000 in subsequent offerings. See Note 12 below. (See Note 12, to the consolidated financial statements.)

Paul Sallwasser

As of December 31, 2017, Mr. Paul Sallwasser is a member of the board directors and owns a 2014 Note in the principal amount of $75,000 convertible into 10,714 shares of Common Stock and a 2014 Warrant exercisable for 14,673 shares of Common Stock. Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $37,615 convertible into 8,177 shares of Common Stock and a 2017 Warrant exercisable for 5,719 shares of Common Stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the 2015 Note he owned, a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of Common Stock and a 2017 Warrant exercisable for 543 shares of Common Stock. He also owns 58,129 shares of Common Stock and an option to purchase 5,000 shares of Common Stock that are immediately exercisable. On March 29, 2018, the Company completed its Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes that the 2017 Notes would automatically convert upon the Company raising a minimum of $3,000,000 in subsequent offerings. (See Note 12, to the consolidated financial statements.)

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company

Our coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. We made purchases of approximately $10,394,000 and $8,810,000 from this supplier for the years ended December 31, 2017 and 2016, respectively.

In addition, CLR sold approximately $6,349,000 and $2,637,000 for the years ended December 31, 2017 and 2016, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

In March 2017, the Company entered a settlement agreement and release with H&H Coffee Group Export pursuant to which it was agreed that $150,000 owed to H&H Coffee Group Export for services that had been rendered would be settled by the issuance of Common Stock. In May 2017, the Company issued to H&H Coffee Group Export 27,500 shares of Common Stock in accordance with this agreement.

In May 2017, we entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s Common Stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of December 31, 2017, the warrant remains outstanding.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive and Director Compensation” of this registration statement.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended December 31, 2017 and 2016. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	December 31, 2017	December 31, 2016
Audit Fees and Expenses (1)	$364,000	$264,000
Audit Related Fees (2)	53,000	17,000
All Other Fees	-	-
	$417,000	$281,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents have been filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements of Youngevity International, Inc.: The information required by this item is included in Item 8 of Part II of this Annual Report.
2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended December 31, 2017 and 2016 and have therefore been omitted.
3.
The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
1.1	Form of Selling Agent Agreement (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on January 23, 2018)
1.2
Form of Selling Agent Agreement (Amendment) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on January 23, 2018)

1.3
Form of Selling Agency Agreement between Youngevity International, Inc. and Tripoint Global Equities, LLC (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

3.1	Certificate of Incorporation Dated July 15, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
3.2	Bylaws (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
3.3
Certificate of Amendment to the Certificate of Incorporation dated June 5, 2017 (Incorporated by reference to the Company’s Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on June 7, 2017)

3.4
Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 8, 2018)

3.5
Certificate of Correction to Certificate of Designation of Powers, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 16, 2018)

4.1	Specimen Common Stock certificate (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
4.2	Warrant for Common Stock issued to David Briskie (Incorporated by reference to the Company’s Form 1012G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
4.3	Stock Option issued to Stephan Wallach (Incorporated by reference to the Company’s Form 1012G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.4	Stock Option issued to Michelle Wallach (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.5	Stock Option issued to David Briskie (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.6	Stock Option issued to William Andreoli (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.7	Stock Option issued to Richard Renton (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.8	Stock Option issued to John Rochon (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.9	Form of Purchase Note Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.10	Form of Secured Convertible Notes (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.11	Form of Series A Warrants (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.12	Form of Registration Rights Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.13	Form of Note Purchase Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)

4.14	Form of Secured Note (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
4.15	Form of Purchase Note Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.16	Form of Secured Note (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.17	Form of Warrant (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.18
Form of Notice of Award of Restricted Stock Units (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.19
Form of Restricted Stock Unit Award Agreement (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.20	Form of Note Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.21	Form of Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.22	Form of Series D Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.23	Form of Selling Agent’s Warrant (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)
4.24
Form of First Amendment to Series D Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 23, 2018)

10.1
Purchase Agreement with M2C Global, Inc. dated March 9, 2007 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.2
First Amendment to Purchase Agreement with M2C Global, Inc. dated September 7, 2008 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.3
Asset Purchase Agreement with MLM Holdings, Inc. dated June 10, 2010 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.4
Agreement of Purchase and Sale with Price Plus, Inc. dated September 21, 2010 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.5
Amended and Restated Agreement and Plan of Reorganization Javalution Coffee Company, YGY Merge, Inc. dated July 11, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.6
Asset Purchase Agreement with R-Garden Inc. dated July 1, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.7
Re-Purchase Agreement with R-Garden dated September 12, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.8
Agreement and Plan of Reorganization with Javalution dated July 18, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.9
Asset Purchase Agreement with Adaptogenix, LLC dated August 22, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.10
Amended Asset Purchase Agreement with Adaptogenix, LLC dated January 27, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.11
Asset Purchase Agreement with Prosperity Group, Inc. dated October 10, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.12
Amended and Restated Equity Purchase Agreement with Financial Destination, Inc., FDI Management Co, Inc., FDI Realty, LLC, and MoneyTRAX, LLC dated October 25, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.13
Exclusive License/Marketing Agreement with GLIE, LLC dba True2Life dated March 20, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.14
Bill of Sale with Livinity, Inc. dated July 10, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.15
Consulting Agreement with Livinity, Inc. dated July 10, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.16
Employment Agreement with William Andreoli dated October 25, 2011 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.17
Promissory Note with 2400 Boswell LLC dated July 15, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.18
Promissory Note with William Andreoli dated July 1, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.19	2012 Stock Option Plan (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.20	Form of Stock Option (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.21	Lease with 2400 Boswell LLC dated May 1, 2001 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.22	Lease with FDI Realty LLC dated July 29, 2008 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.23
First Amendment to Lease with FDI Realty LLC dated October 25, 2011(Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.24	Lease with Perc Enterprises dated February 6, 2008 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.25
Lease with Perc Enterprises dated September 25, 2012 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.26
Factoring Agreement with Crestmark Bank dated February 12, 2010 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.27
First Amendment to Factoring Agreement with Crestmark Bank dated April 6, 2011(Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.28
Second Amendment to Factoring Agreement with Crestmark Bank dated February 1, 2013(Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.29	Lease with Perc Enterprises dated March 19, 2013 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.30
Purchase Agreement with Ma Lan Wallach dated March 15, 2013 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.31
Promissory Note with Plaza Bank dated March 14, 2013 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.32	Form of Security Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
10.33	Guaranty Agreement made by Stephan Wallach (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
10.34	Form of Security Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
10.35	Guaranty Agreement made by Stephan Wallach (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
10.36
Credit Agreement with Wells Fargo Bank, National Association dated October 10, 2014 (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2015)

10.37
Amended and Restated 2012 Stock Incentive Plan (Previously filed with the Company’s Current Report on Schedule 14C File No. 000-54900, filed with the Securities and Exchange Commission on March 21, 2017)

10.38	Form of Stock Option (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)
10.39	Third Amendment with Crestmark Bank dated May 1, 2016 (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)
10.40
Form of Subscription Agreement (BANQ and other subscribers) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.41	Form of Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
10.42
Form of Subscription Agreement (Folio subscribers) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.43	Loan and Security Agreement with Crestmark Bank and related schedules dated November 16, 2017 *
10.44	Amendment No. 1 to the Loan and Security Agreement with Crestmark Bank, dated December 29, 2017 *
21.1	Subsidiaries of Youngevity International, Inc. *

23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a14(a)/15d14(a) *
31.2	Certification of David Briskie, Chief Financial Officer pursuant to Rule 13a14(a)/15d14(a)*
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the SarbanesOxley Act of 2002 *
32.2	Certification David Briskie, Chief Financial Officer pursuant to Section 1350 of the SarbanesOxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Item 16. Form 10K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

March 30, 2018	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Taylor Crouch and Jennifer Bush, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2018
Stephan Wallach

/s/ David Briskie	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 30, 2018
David Briskie

/s/ Michelle Wallach	Chief Operating Officer and Director	March 30, 2018
Michelle Wallach

/s/ William Thompson	Director	March 30, 2018
William Thompson

/s/ Richard Renton	Director	March 30, 2018
Richard Renton

/s/ Kevin Allodi	Director	March 30, 2018
Kevin Allodi

/s/ Paul Sallwasser	Director	March 30, 2018
Paul Sallwasser