Form 10-Q
period 2018-03-31
Youngevity International, Inc.
filed 2018-05-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, the issuer had 21,536,069 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$3,053	$673
Accounts receivable, trade	5,545	4,314
Income tax receivable	11	106
Inventory	23,212	22,073
Prepaid expenses and other current assets	4,470	3,999
Total current assets	36,291	31,165

Property and equipment, net	14,040	13,707
Deferred tax assets	149	286
Intangible assets, net	21,955	20,908
Goodwill	6,323	6,323
Total assets	$78,758	$72,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$12,522	$11,728
Accrued distributor compensation	4,536	4,277
Accrued expenses	4,823	5,437
Deferred revenues	4,688	3,386
Line of credit	4,578	3,808
Other current liabilities	683	1,144
Capital lease payable, current portion	1,158	983
Notes payable, current portion	146	176
Convertible notes payable, current portion	2,880	2,828
Warrant derivative liability	2,653	3,365
Contingent acquisition debt, current portion	585	587
Total current liabilities	39,252	37,719

Capital lease payable, net of current portion	946	694
Notes payable, net of current portion	4,344	4,372
Convertible notes payable, net of current portion	3,352	8,336
Contingent acquisition debt, net of current portion	15,423	13,817
Total liabilities	63,317	64,938

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Convertible Preferred Stock, Series B - 381,173 shares issued and outstanding at March 31, 2018 and zero at December 31, 2017	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 21,305,755 and 19,723,285 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	21	20
Additional paid-in capital	181,501	171,405
Accumulated deficit	(166,001)	(163,693)
Accumulated other comprehensive loss	(80)	(281)
Total stockholders’ equity	15,441	7,451
Total Liabilities and Stockholders’ Equity	$78,758	$72,389

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenues	$42,994	$38,733
Cost of revenues	17,982	16,867
Gross profit	25,012	21,866
Operating expenses
Distributor compensation	15,578	15,419
Sales and marketing	3,499	3,675
General and administrative	5,911	5,172
Total operating expenses	24,988	24,266
Income (loss) from Operations	24	(2,400)
Interest expense, net	(1,712)	(1,197)
Change in fair value of warrant derivative liability	712	610
Extinguishment loss on debt	(1,082)	-
Total other expense	(2,082)	(587)
Net loss before income taxes	(2,058)	(2,987)
Income tax provision (benefit)	250	(928)
Net Loss	(2,308)	(2,059)
Preferred stock dividends	(3)	(3)
Net Loss Available to Common Stockholders	$(2,311)	$(2,062)

Net loss per share, basic	$(0.12)	$(0.11)
Net loss per share, diluted	$(0.13)	$(0.13)

Weighted average shares outstanding, basic	19,744,144	19,635,760
Weighted average shares outstanding, diluted	19,758,402	19,776,081

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(2,308)	$(2,059)
Foreign currency translation	201	53
Total other comprehensive income	201	53
Comprehensive loss	$(2,107)	$(2,006)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:		(As Restated)
Net loss	$(2,308)	$(2,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259	1,036
Stock-based compensation expense	237	127
Amortization of debt discounts and issuance costs	530	385
Amortization of prepaid advisory fees	13	14
Change in fair value of warrant derivative liability	(712)	(610)
Expenses allocated in profit sharing agreement	-	(225)
Change in fair value of contingent acquisition debt	(213)	-
Extinguishment loss on debt	1,082	-
Stock issuance for services	27	-
Deferred taxes	137	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,231)	(1,263)
Inventory	(1,139)	689
Prepaid expenses and other current assets	(484)	425
Accounts payable	794	(342)
Accrued distributor compensation	259	478
Deferred revenues	1,302	(61)
Accrued expenses and other liabilities	(1,075)	1,827
Income taxes receivable	95	(928)
Net Cash Used in Operating Activities	(1,427)	(507)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(50)	(175)
Purchases of property and equipment	(106)	(142)
Net Cash Used in Investing Activities	(156)	(317)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible preferred stock, net of offering costs	3,289	-
Proceeds from the exercise of stock options	3	3
Proceeds net of repayment on line of credit	770	-
Proceeds from factoring company	-	1,507
Payments of notes payable	(58)	(53)
Payments of contingent acquisition debt	(10)	(134)
Payments of capital leases	(232)	(296)
Net Cash Provided by Financing Activities	3,762	1,027
Foreign Currency Effect on Cash	201	(53)
Net increase in cash and cash equivalents	2,380	150
Cash and Cash Equivalents, Beginning of Period	673	869
Cash and Cash Equivalents, End of Period	$3,053	$1,019

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,191	$828
Income taxes	$44	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$664	$166
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments (see Note 4)	$1,877	$2,670
Fair value of warrants issued in connection with the Series B Preferred Stock Offering (see Note 9)	$75	$-
Conversion of 2017 Notes to Common Stock (see Note 6)	$7,254	$-

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Description of Business

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

Youngevity International, Inc. (the “Company”) consolidates all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The statements presented as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results for interim periods are not necessarily indicative of the results for the entire year.

As previously reported on the Quarterly Report on Form 10-Q/A for the three months ended March 31, 2017 filed with the Securities and Exchange Commission on August 14, 2017, the Company restated the interim Consolidated Statement of Cash Flows for the quarter ended March 31, 2017 previously filed by the Company in its quarterly report on Form 10-Q for the same period. This was due to an error in the presentation of cash flow activity under the Company’s factoring facility. This quarterly report for the quarter ended March 31, 2018 reflects the restated numbers for the three months ended March 31, 2017.

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

The Company operates through the following wholly-owned domestic subsidiaries: AL Global Corporation, which operates its direct selling networks, CLR Roasters, LLC (“CLR”), its commercial coffee business, 2400 Boswell LLC, MK Collaborative LLC, Youngevity Global LLC and the wholly-owned foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Siles Plantation Family Group S.A. (“Siles”), located in Nicaragua, Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

Segment Information

The Company has two reporting segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the three months ended March 31, 2018, the Company derived approximately 82% of its revenue from its direct selling segment and approximately 18% of its revenue from its commercial coffee selling segment. During the three months ended March 31, 2017, the Company derived approximately 86% of its revenue from its direct selling segment and approximately 14% of its revenue from its commercial coffee selling segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant losses during the three months ended March 31, 2018 of $2,308,000 and $2,059,000 for the three months ended March 31, 2017. Net cash used in operating activities was $1,427,000 for the three months ended March 31, 2018 compared to net cash used in operating activities of $507,000 for the three months ended March 31, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates revenues to continue to grow and it intends to make necessary cost reductions related to international operations that are not performing and reduce non-essential expenses.

The Company is also considering multiple alternatives including, but not limited to, additional equity financings and debt financings.

On March 30, 2018, the Company completed its best efforts offering of Series B Convertible Preferred Stock (“Series B Offering”), pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds of $3,621,143.

The net proceeds to the Company from the Series B Offering were $3,289,861 after deducting commissions, closing and issuance costs.

The shares of Series B Convertible Preferred Stock issued in the Company’s 2018 best efforts offering of the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. The notes (the “2017 Notes”) issued by the Company in its private placement that was consummated in 2017 (the “2017 Private Placement”) provided that they automatically convert into shares of the Company’s common stock upon receipt of proceeds of at least $3,000,000 in subsequent offerings. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock.

Depending on market conditions, there can be no assurance that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company or to its stockholders.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect the Company’s ability to operate as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes, and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under the Company’s stock-based compensation plan, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

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

Line of Credit - Loan and Security Agreement

CLR had a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to accounts receivable resulting from sales of certain CLR products. Effective May 1, 2016, CLR entered into a third amendment to the Factoring Agreement. Under the terms of the third amendment, all new receivables assigned to Crestmark were “Client Risk Receivables” and no further credit approvals were required to be provided by Crestmark. Additionally, the third amendment expanded the factoring facility to include advanced borrowings against eligible inventory up to 50% of landed cost of finished goods inventory that meet certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the accounts receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrued on the outstanding balance and a factoring commission was charged for each invoice factored which is calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and was recorded as interest expense. In addition, the Company and the Company’s CEO, Mr. Wallach entered into a Guaranty and Security Agreement with Crestmark guaranteeing payments in the event that CLR were to default. The third amendment was effective until February 1, 2019.

On November 16, 2017, CLR entered into a new Loan and Security Agreement (“Agreement”) with Crestmark which amended and restated the original Factoring Agreement dated February 12, 2010 with Crestmark and subsequent agreement amendments thereto. CLR is provided with a line of credit related to accounts receivables resulting from sales of certain products that includes borrowings to be advanced against acceptable eligible inventory related to CLR. Effective December 29, 2017, CLR entered into a First Amendment to the Agreement, to include an increase in the maximum overall borrowing to $6,250,000. The loan amount may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of (i) above, plus (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the Agreement.

The Agreement contains certain financial and nonfinancial covenants for which the Company must comply to maintain its borrowing availability and avoid penalties.

The outstanding principal balance of the Agreement bears interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. In addition, other fees expenses are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred if in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

The Company and the Company’s CEO, Mr. Wallach, have entered into a Corporate Guaranty and Personal Guaranty, respectively, with Crestmark guaranteeing payments in the event that the Company’s commercial coffee segment CLR were to default. In addition, the Company’s President and Chief Financial Officer, Mr. Briskie, personally entered into a Guaranty of Validity representing the Company’s financials so long as the indebtedness is owing to Crestmark, maintaining certain covenants and guarantees.

The Company’s outstanding line of credit liability related to the Agreement was approximately $4,578,000 and $3,808,000 as of March 31, 2018 and December 31, 2017, respectively.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates Northwest Nutraceuticals, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $54,000 and $21,000 from Northwest Nutraceuticals Inc., for the three months ended March 31, 2018 and 2017, respectively. In addition, Mr. Renton is a distributor of the Company and can earn commissions on product sales.

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and owns a note (the “2014 Note”) issued in the Company’s private placement consummated in 2014 (the “2014 Private Placement”) in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued in the 2014 Private Placement exercisable for 14,673 shares of common stock. Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $37,615 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued in the 2017 Private Placement exercisable for 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for a note (the “2015 Note”) he owned, acquired in the Company’s private placement consummated in 2015 (the “2015 Private Placement”), a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. He also owns 58,129 shares of common stock and an option to purchase 5,000 shares of common stock that are immediately exercisable. On March 30, 2018, the Company completed its Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of the Company’s common stock.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $3,734,000 and $2,386,000 from this supplier for the three months ended March 31, 2018 and 2017, respectively.

In addition, CLR sold approximately $2,443,000 and $491,000 for the three months ended March 31, 2018 and 2017, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

H&H Coffee Group Export also participated in the Company’s Series B Offering and purchased 126,316 shares of Series B Convertible Preferred Stock at $9.50 per share for an aggregate investment of $1,200,000.

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

The Company also charges fees to become a distributor, and earn a position in the network genealogy, which are recognized as revenue in the period received. The Company’s distributors are required to pay a one-time enrollment fee and receive a welcome kit specific to that country or region that consists of forms, policy and procedures, selling aids, access to the Company’s distributor website and a genealogy position with no down line distributors.

Sales revenue and a reserve for estimated returns are recorded net of sales tax.

Deferred Revenues and Costs

As of March 31, 2018, and December 31, 2017, the balance in deferred revenues was approximately $4,688,000 and $3,386,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events. In addition, the Company recognizes deferred revenue from the commercial coffee segment.

Deferred revenues related to Heritage Makers was approximately $2,072,000 and $1,882,000, as of March 31, 2018, and December 31, 2017, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2018 and December 31, 2017, the balance in deferred costs was approximately $452,000 and $433,000, respectively, and is included in prepaid expenses and current assets.

Deferred revenues related to CLR as of March 31, 2018 and December 31, 2017 was approximately $2,396,000 and $1,291,000, respectively, and represents deposits on customer orders that have not yet been completed and shipped.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $220,000 and $213,000, as of March 31, 2018 and December 31, 2017, respectively, relate primarily to the Company’s 2018 events. The Company does not recognize this revenue until the event occurs.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when the coffee is sold. Deferred harvest costs accumulate throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as inventory.

Costs associated with the 2018 harvest as of March 31, 2018 and December 31, 2017 total approximately $550,000 and $400,000, respectively. The 2018 harvest is expected to be completed during the Company’s second quarter of 2018.

Stock-based Compensation

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

Commitments and Contingencies

The Company is from time to time, the subject of claims and suits arising out of matters related to the Company’s business. The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which the Company is party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted the Company’s business because of defense costs, diversion of management resources and other factors.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company is expected to adopt the standard no later than January 1, 2020. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of the Company’s operating leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2018. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact of this ASU, and related subsequent updates, will have on its consolidated financial statements. As of March 31, 2018, the Company is in the process of reviewing the guidance to identify how this ASU will apply to the Company's revenue reporting process in 2019. The final impact of this ASU on the Company's financial statements will not be known until the assessment is complete. The Company will update disclosures in future periods as the analysis is completed.

Note 2. Basic and Diluted Net Loss Per Share

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

Potentially dilutive securities for the three months ended March 31, 2018 were 7,321,334. For the three months ended March 31, 2017, potentially dilutive securities were 5,300,929. Prior period diluted loss per share and the weighted average shares outstanding have been adjusted for the dilutive effect of the Company’s 2014 warrants. The impact of this change was not material.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three months ended March 31, 2018 and 2017, the Company recorded net of tax gain of $254,000 and $561,000, respectively, on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share.

	Three months ended March 31,
	2018	2017
Loss per Share - Basic
Numerator for basic loss per share	$(2,311,000)	$(2,062,000)
Denominator for basic loss per share	19,744,144	19,635,760
Loss per common share – basic	$(0.12)	$(0.11)

Loss per Share - Diluted
Numerator for basic loss per share	$(2,311,000)	$(2,062,000)
Adjust: Fair value of dilutive warrants outstanding	(254,000)	(561,000)
Numerator for dilutive loss per share	$(2,565,000)	$(2,623,000)

Denominator for diluted loss per share	19,744,144	19,635,760
Plus: Incremental shares underlying “in the money” warrants outstanding	14,258	140,320
Denominator for diluted loss per share	19,758,402	19,776,081
Loss per common share - diluted	$(0.13)	$(0.13)

Note 3.  Inventory and Cost of Revenues

Inventory is stated at the lower of cost or net realizable value net of the valuation allowance. Cost is determined using the first-in, first-out method. The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

Inventories consist of the following (in thousands):
	As of
	March 31, 2018	December 31, 2017
Finished goods	$11,283	$10,994
Raw materials	13,043	12,143
	24,326	23,137
Reserve for excess and obsolete	(1,114)	(1,064)
Inventory, net	$23,212	$22,073

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Note 4. Acquisitions and Business Combinations

The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of the Company’s common stock, the value of the common stock is determined using the closing market price as of the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third-party estimates and assumptions that utilize established valuation techniques appropriate for the Company’s industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured as of the acquisition date) of total net tangible and identifiable intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates and probabilities that contingencies will be met.

During the three months ended March 31, 2018, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and acquired company’s distributors and clients will gain access to products offered by the Company.

As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

During the three months ended March 31, 2018 the Company adjusted the purchase price for a 2017 acquisition which resulted in an adjustment to the related intangibles and contingent debt in the amount of $583,000.

2018 Acquisitions

Doctor’s Wellness Solutions Global LP (ViaViente)

Effective March 1, 2018, the Company acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals.

The Company is obligated to make monthly payments based on a percentage of the ViaViente distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of ViaViente’s products until the earlier of the date that is five (5) years from the closing date or such time as the Company has paid to ViaViente aggregate cash payments of the ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $3,000,000.

The contingent consideration’s estimated fair value at the date of acquisition was $1,375,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Intangibles	$1,375
Total purchase price	$1,375

The preliminary fair value of intangible assets acquired, which consisted of customer relationships, distributor organization and trademarks and tradenames was determined through the use of a discounted cash flow methodology are being amortized over their estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

The Company expects to finalize the valuations within one (1) year from the acquisition date.

The revenue impact from the ViaViente acquisition, included in the condensed consolidated statement of operations for the three months ended March 31, 2018 was approximately $179,000.

The pro-forma effect assuming the business combination with ViaViente discussed above had occurred at the beginning of the year is not presented as the information was not available.

Nature Direct

Effective February 12, 2018, the Company acquired certain assets and liabilities of Nature Direct. Nature Direct, a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use.

The Company is obligated to make monthly payments based on a percentage of the Nature Direct distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Nature Direct products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Nature Direct aggregate cash payments of the Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $2,600,000.

The contingent consideration’s estimated fair value at the date of acquisition was $1,085,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company received approximately $90,000 of inventories and has agreed to pay for the inventory and assumed liabilities of $50,000. This payment is applied to the maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The preliminary purchase price allocation is as follows (in thousands):

Intangibles	$1,085
Inventory	90
Assumed liabilities	50
Payment for inventory	(90)
Total purchase price	$1,135

The preliminary fair value of intangible assets acquired, which consisted of customer relationships, distributor organization and trademarks and tradenames was determined through the use of a discounted cash flow methodology are being amortized over their estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

The Company expects to finalize the valuations within one (1) year from the acquisition date.

The revenue impact from the Nature Direct acquisition, included in the condensed consolidated statement of operations for the three months ended March 31, 2018 was approximately $271,000.

The pro-forma effect assuming the business combination with Nature Direct discussed above had occurred at the beginning of the year is not presented as the information was not available.

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

Intangible assets consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$16,793	$8,700	$8,093	$16,204	$8,363	$7,841
Trademarks and trade names	8,324	1,374	6,950	7,779	1,229	6,550
Customer relationships	11,706	5,031	6,675	10,966	4,711	6,255
Internally developed software	720	483	237	720	458	262
Intangible assets	$37,543	$15,588	$21,955	$35,669	$14,761	$20,908

Amortization expense related to intangible assets was approximately $827,000 and $645,000 for the three months ended March 31, 2018 and 2017, respectively.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of March 31, 2018 and December 31, 2017, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of March 31, 2018 and December 31, 2017 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2018 and 2017.

Goodwill consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Convertible Notes Payable

Total convertible notes payable as of March 31, 2018 and December 31, 2017, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	March 31, 2018	December 31, 2017
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$4,750	$4,750
Debt discounts	(1,398)	(1,659)
Carrying value of 2014 Notes	3,352	3,091

8% Convertible Notes due October and November 2018 (2015 Notes), principal	3,000	3,000
Debt discounts	(120)	(172)
Carrying value of 2015 Notes	2,880	2,828

8% Convertible Notes due July and August 2020 (2017 Notes), principal	-	7,254
Fair value of bifurcated embedded conversion option of 2017 Notes	-	200
Debt discounts	-	(2,209)
Carrying value of 2017 Notes	-	5,245
Total carrying value of convertible notes payable	$6,232	$11,164

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements related to the 2014 Private Placement with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of March 31, 2018 and December 31, 2017 the principal amount of $4,750,000 remains outstanding.

The Company has the right to prepay the 2014 Notes at any time after the one-year anniversary date of the issuance of the 2014 Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes debt. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the 2014 Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the common stock that he owns so long as his personal guaranty is in effect.

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and $3,697,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 Notes. As of March 31, 2018 and December 31, 2017 the remaining balance of the debt discounts is approximately $1,267,000 and $1,504,000, respectively. The quarterly amortization of the debt discounts is approximately $238,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2014 Notes. As of March 31, 2018 and December 31, 2017 the remaining balance of the issuance costs is approximately $131,000 and $155,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015, the Company entered into Note Purchase Agreements related to the 2015 Private Placement with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the Company’s private placement consummated in January 2015 to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible notes in the aggregate principal amount of $7,187,500, convertible into 1,026,784 shares of common stock, at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year warrants (the “2015 Warrants”) exercisable to purchase 479,166 shares of the Company’s common stock at a price per share of $9.00. The 2015 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018.

In connection with the 2017 Private Placement, three (3) investors from 2015 Private Placement, converted their 2015 Notes in the aggregate amount of $4,200,349 including principal and accrued interest thereon into 2017 Notes for an equal principal amount in the 2017 Private Placement. The remaining principal balance in the 2015 Note of $3,000,000 remains outstanding as of March 31, 2018. The Company accounted for the conversion of the 2015 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50 as such the related debt discounts and issuance costs were adjusted appropriately.

The Company recorded at issuance debt discounts associated with the 2015 Notes of $309,000 related to the beneficial conversion feature of $15,000 and $294,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2015 Notes. As of March 31, 2018 and December 31, 2017 the remaining balances of the debt discounts is approximately $25,000 and $36,000 respectively. The quarterly amortization of the remaining debt discount is approximately $11,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2015 Notes. As of March 31, 2018 and December 31, 2017 the remaining balance of the issuance cost is approximately $64,000 and $92,000, respectively. The quarterly amortization of the remaining issuance costs is approximately $28,000 and is recorded as interest expense.

In addition, the Company issued warrants to the placement agent in connection with the 2015 Notes which were valued at approximately $384,000. As of March 31, 2018 and December 31, 2017, the remaining balance of the warrant issuance cost is approximately $31,000 and $45,000, respectively. The quarterly amortization of the remaining warrant issuance costs is approximately $15,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

July 2017 Private Placement

Between July and August 2017, the Company entered into Note Purchase Agreements with accredited investors in the 2017 Private Placement pursuant to which the Company raised gross cash proceeds of $3,054,000 in the offering and converted $4,200,349 of debt from the 2015 Notes, including principal and accrued interest to the 2017 Private Placement for an aggregate principal amount of $7,254,349. The Company's use of the proceeds from the 2017 Private Placement was for working capital purposes.

The 2017 Notes automatically convert to common stock prior to the maturity date, as a result of the Company completing a common stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital.

On March 30, 2018, the Company completed the Series B Offering, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock and received gross proceeds of $3,621,143, which triggered the automatic conversion of the 2017 Notes to common stock. The 2017 Notes consisted of three-year senior secured convertible notes in the aggregate principal amount of $7,254,349, which converted into 1,577,033 shares of common stock, at a conversion price of $4.60 per share, and three-year warrants exercisable to purchase 970,581 shares of the Company’s common stock at a price per share of $5.56 (the “2017 Warrants”). The 2017 Warrants were not impacted by the automatic conversion of the 2017 Notes.

The 2017 Notes maturity date was July 28, 2020 and bore interest at a rate of eight percent (8%) per annum. The Company had the right to prepay the 2017 Notes at any time after the one-year anniversary date of the issuance of the 2017 Notes at a rate equal to 110% of the then outstanding principal balance and accrued interest. The 2017 Notes provided for full ratchet price protection on the conversion price for a period of nine months after their issuance and subject to adjustments. For twelve (12) months following the closing, the investors in the 2017 Private Placement had the right to participate in any future equity financings, subject to certain conditions.

The Company accounted for the automatic conversion of the 2017 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50, and as such the related debt discounts, issuance costs and bifurcated embedded conversion feature were adjusted as part of accounting for the conversion. The Company recorded a non-cash extinguishment loss on debt of $1,082,000 during the three months ended March 31, 2018 as a result of the conversion of the 2017 Notes. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion.

The Company paid a placement fee of $321,248, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

The Company recorded at issuance debt discounts associated with the 2017 Notes of $330,000 related to the bifurcated embedded conversion feature. The embedded conversion feature was being amortized to interest expense over the term of the 2017 Notes. During the three months ended March 31, 2018 the Company recorded $28,000 of amortization related to the debt discount cost.

Upon issuance of the 2017 Notes, the Company recognized issuance costs of approximately $1,601,000, resulting from the allocated portion of offering proceeds to the separable warrant liabilities. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the three months ended March 31, 2018 the Company recorded $136,000 of amortization related to the warrant issuance cost.

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the three months ended March 31, 2018 the Company recorded $53,000 of amortization related to the issuance costs.

Note 7. Derivative Liability

The Company recognizes and measures the warrants and the embedded conversion features issued in conjunction with the Company’s July 2017, November 2015 and July 2014 Private Placements in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in the Company’s private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

Derivative liabilities are recorded at their estimated fair value (see Note 8, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

Various factors are considered in the pricing models the Company uses to value the derivative liabilities, including its current stock price, the remaining life, the volatility of its stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the liability. As such, the Company expects future changes in the fair values to continue and may vary significantly from period to period. The warrant and embedded liability and revaluations have not had a cash impact on working capital, liquidity or business operations.

Warrants

The estimated fair value of the outstanding warrant liabilities was $2,653,000 and $3,365,000 as of March 31, 2018 and December 31, 2017, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $712,000 and $610,000 for the three months ended March 31, 2018 and 2017, respectively.

The estimated fair value of the warrants was computed as of March 31, 2018 and December 31, 2017 using the Monte Carlo option pricing model, using the following assumptions:

	March 31, 2018	December 31, 2017
Stock price volatility	62.44%	61.06%
Risk-free interest rates	2.33%	1.96%
Annual dividend yield	0%	0%
Expected life	1.33-2.54 years	1.58-2.78 years

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Embedded Conversion Derivatives

Upon issuance of the 2017 Notes, the Company recorded an embedded conversion option which was classified as a derivative of $330,000.

The estimated fair value of the embedded conversion option was $200,000 as of December 31, 2017 and was a component of Convertible Notes Payable, net on the Company’s balance sheet using the following assumptions; stock price $4.13, conversion price $4.60, stock price volatility 60.98%-61.31%, risk-free rate 1.9%, and expected life 2.57-2.63.

On March 30, 2018, the Company completed the Series B Offering and raised in excess of $3,000,000 of gross proceeds which triggered an automatic conversion of the 2017 Notes to common stock. As a result, the related embedded conversion option was extinguished with the 2017 Notes (see Note 6, above). The Company did not revalue the embedded conversion liability associated with the 2017 Notes as of March 30, 2018 as the change in the fair value would be insignificant.

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

In connection with the Company’s Private Placements, the Company issued warrants to purchase shares of its common stock and recorded embedded conversion features which are accounted for as derivative liabilities (see Note 6 and 7 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$585	$-	$-	$585
Contingent acquisition debt, less current portion	15,423	-	-	15,423
Warrant derivative liability	2,653	-	-	2,653
Total liabilities	$18,661	$-	$-	$18,661

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$587	$-	$-	$587
Contingent acquisition debt, less current portion	13,817	-	-	13,817
Warrant derivative liability	3,365	-	-	3,365
Embedded conversion option derivative	200	-	-	200
Total liabilities	$17,969	$-	$-	$17,969

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three months ended March 31, 2018 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $213,000. There were no adjustments to the fair value of the contingent acquisition debt during the three months ended March 31, 2017.

Note 9.  Stockholders’ Equity

The Company’s Articles of Incorporation, as amended, authorize the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock (“Series A Convertible Preferred”) and 1,052,631 has been designated as Series B convertible preferred stock (“Series B Convertible Preferred”).

Common Stock

As of March 31, 2018 and December 31, 2017 there were 21,305,755 and 19,723,285 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of March 31, 2018, and December 31, 2017 and accrued dividends of approximately $128,000 and $124,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election.  Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of .10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Series B Convertible Preferred Stock

The Company has 381,173 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2018, and zero at December 31, 2017.

On March 30, 2018, the Company completed the Series B Offering, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in aggregate of $3,621,143. The net proceeds to the Company from the Series B Offering were $3,289,861 after deducting commissions, closing and issuance costs.

The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock. (See Note 6, above)

Amendments to Articles of Incorporation or Bylaws

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

Repurchase of Common Stock

On December 11, 2012, the Company has authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of March 31, 2018 at a weighted-average cost of $5.30. There were no repurchases during the three months ended March 31, 2018. The remaining number of shares authorized for repurchase under the plan as of March 31, 2018 is 553,406.

Advisory Agreements

On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to the September 1, 2015 initial agreement, the agreement has been extended through August 2018 under six-month incremental service agreements under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of March 31, 2018, the Company has issued 20,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of March 31, 2018, the Company has accrued for 10,000 shares of restricted stock that have not been issued. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three months ended March 31, 2018 and 2017, the Company recorded expense of approximately $13,000 and $14,000, respectively, in connection with amortization of the stock issuance.

Warrants

As of March 31, 2018, warrants to purchase 2,748,183 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. All warrants are exercisable as of March 31, 2018 and expire at various dates through February 2023 and have a weighted average remaining term of approximately 1.90 years and are included in the table below as of March 31, 2018.

Warrants – Preferred Stock Offering

During the three months ended March 31, 2018, the Company issued the selling agent in connection with the Series B Offering 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company used the Black-Scholes option-pricing model (“Black-Scholes”) to estimate the fair value of the warrants issued to the selling agent of $75,000 as of March 30, 2018.

A summary of the warrant activity for the three months ended March 31, 2018 is presented in the following table:

Number of Warrants
Balance at December 31, 2017	2,710,066
Issued	38,117
Expired / cancelled	-
Exercised	-
Balance at March 31, 2018	2,748,183

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 4,000,000 shares of common stock.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At March 31, 2018, the Company had 1,885,034 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the three months ended March 31, 2018 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2017	1,584,523	$4.76	6.16	$126
Issued	-	-
Canceled / expired	(31,721)	4.99
Exercised	(437)	5.40		-
Outstanding March 31, 2018	1,552,365	$4.75	5.98	$132
Exercisable March 31, 2018	1,018,520	$4.58	4.77	$91

The weighted-average fair value per share of the granted options for the three months ended March 31, 2017 was approximately $1.80. There were no options granted during the three months ended March 31, 2018

Stock-based compensation expense included in the condensed consolidated statements of operations was $122,000 and $127,000 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was approximately $1,422,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.29 years.

The Company uses the Black-Scholes to estimate the fair value of stock options. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date.

The fair value of each restricted stock unit issued to employees is based on the closing stock price on the grant date of $4.53 and restricted stock units issued to consultants are revalued as they vest and is recognized as stock-based compensation expense over the vesting term of the award.

Number of Shares
Balance at December 31, 2017	500,000
Issued	-
Canceled	(12,500)
Balance at March 31, 2018	487,500

Stock-based compensation expense included in the condensed consolidated statements of operations was $115,000 for the three months ended March 31, 2018.

As of March 31, 2018, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,895,000, which will be recognized over a weighted average period of 5.42 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues
Direct selling	$35,311	$33,242
Commercial coffee	7,683	5,491
Total revenues	$42,994	$38,733
Gross profit
Direct selling	$24,735	$21,855
Commercial coffee	277	11
Total gross profit	$25,012	$21,866
Operating income (loss)
Direct selling	$781	$(1,754)
Commercial coffee	(757)	(646)
Total operating income (loss)	$24	$(2,400)
Net loss
Direct selling	$(591)	$(1,512)
Commercial coffee	(1,717)	(547)
Total net loss	$(2,308)	$(2,059)
Capital expenditures
Direct selling	$87	$128
Commercial coffee	679	180
Total capital expenditures	$766	$308

	As of
	March 31, 2018	December 31, 2017
Total assets
Direct selling	$47,542	$44,082
Commercial coffee	31,216	28,307
Total assets	$78,758	$72,389

Total tangible assets, net located outside the United States were approximately $5.3 million as of March 31, 2018 and December 31, 2017.

The Company conducts its operations primarily in the United States. For the three months ended March 31, 2018 and 2017 approximately 13% and 10%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues
United States	$37,393	$34,835
International	5,601	3,898
Total revenues	$42,994	$38,733

Note 11.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to Youngevity International, Inc. or collectively to Youngevity International, Inc. and its subsidiaries.

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

We conduct our operations primarily in the United States. For the three months ended March 31, 2018 and 2017 approximately 87% and 90%, respectively, of our revenues were derived from sales within the United States.

Recent Events

New Acquisitions During the three months ended March 31, 2018

Pursuant to an agreement dated March 1, 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals. The maximum consideration payable by the Company is $3,000,000, subject to adjustments. The Company will make monthly payments based on a percentage of ViaViente distributor revenue and royalty revenue until the earlier of the date that is five (5) years from the closing date or such time as the Company has paid ViaViente aggregate cash payments of ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

Pursuant to an agreement dated February 12, 2018, we acquired certain assets and certain liabilities of Nature Direct. Nature Direct, a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. The maximum consideration payable by the Company is $2,600,000, subject to adjustments. The Company will make monthly payments based on a percentage of Nature Direct distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid Nature Direct aggregate cash payments of Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

Overview of Significant Events

Series B Convertible Preferred Stock Offering

On February 14, 2018, we commenced our offering (the “Series B Offering”) to sell up to $10 million of our Series B Convertible Preferred Stock on a best efforts basis without any minimum offering amount. On March 30, 2018, we completed the Series B Offering, pursuant to which we sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and we received gross proceeds in aggregate of $3,621,143. The net proceeds from the Series B Offering were $3,289,861 after deducting commissions, closing and issuance costs. Upon the receipt of the proceeds of the Series B Offering, the notes (the “2017 Notes”) issued in our private placement that was consummated in 2017 (the “2017 Private Placement”) in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock.

The Series B Convertible Preferred Stock pays cumulative dividends from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to our outstanding Series A Convertible Preferred Stock and our common stock par value $0.001 with respect to dividend rights and rights upon liquidation, dissolution or winding up. Each holder of Series B Convertible Preferred Stock received a credit towards our merchandise equal to ten percent (10%) of the amount of their investment up to a maximum credit of $1,000. Holders of the Series B Convertible Preferred Stock have limited voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two shares of common stock and automatically converts into two shares of common stock on its two-year anniversary of issuance. The offering price of the Series B Convertible Preferred Stock was $9.50 per share. The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to our Registration Statement, which was declared effective on February 13, 2018.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues

For the three months ended March 31, 2018, our revenues increased 11.0% to $42,994,000 as compared $38,733,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we derived approximately 82% of our revenue from our direct selling sales and approximately 18% of our revenue from our commercial coffee sales. For the three months ended March 31, 2018, direct selling segment revenues increased by $2,069,000 or 6.2% to $35,311,000 as compared to $33,242,000 for the three months ended March 31, 2017. This increase was primarily attributed to revenues from new acquisitions of $2,861,000, offset by a decrease of $792,000 in revenues from existing business. The increase in direct selling revenues was also attributable to price increases on certain products that went into effect on January 1, 2018. For the three months ended March 31, 2018, commercial coffee segment revenues increased by $2,192,000 or 39.9% to $7,683,000 as compared to $5,491,000 for the three months ended March 31, 2017. This increase was primarily attributed to increased revenues from our green coffee business.

The following table summarizes our revenue in thousands by segment:

	For the three months ended March 31,		Percentage
Segment Revenues	2018	2017	change
Direct selling	$35,311	$33,242	6.2%
As a % of Revenue	82%	86%	(4.7)%
Commercial coffee	7,683	5,491	39.9%
As a % of Revenue	18%	14%	4.0%
Total Revenues	$42,994	$38,733	11.0%

Cost of Revenues

For the three months ended March 31, 2018, overall cost of revenues increased approximately 6.6% to $17,982,000 as compared to $16,867,000 for the three months ended March 31, 2017. The direct selling segment cost of revenues decreased 7.1% when compared to the same period last year, primarily as a result of lower product costs as compared to product cost in the same period last year. The decrease in cost of sales was also attributable to lower shipping costs, royalties and wages during the three months ended March 31, 2018. The commercial coffee segment cost of revenues increased 35.1% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business and additional costs related to green coffee procurement costs and depreciation expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended March 31, 2018, gross profit increased approximately 14.4% to $25,012,000 as compared to $21,866,000 for the three months ended March 31, 2017. Overall gross profit as a percentage of revenues increased to 58.2%, compared to 56.5% in the same period last year.

Gross profit in the direct selling segment increased by 13.2% to $24,735,000 from $21,855,000 in the prior period primarily as a result of the increase in revenues and the lower cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 4.3% to 70% for the three months ended March 31, 2018, compared to 65.7% in the same period last year.

Gross profit in the commercial coffee segment increased to $277,000 compared to $11,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to improved green coffee margins on larger volume sales. Gross profit as a percentage of revenues in the commercial coffee segment increased by 3.4% to 3.6% for the three months ended March 31, 2018, compared to 0.2% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended March 31,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$24,735	$21,855	13.2%
Gross Profit % of Revenues	70%	65.7%	4.3%
Commercial coffee	277	11	2418%
Gross Profit % of Revenues	3.6%	0.2%	3.4%
Total	$25,012	$21,866	14.4%
Gross Profit % of Revenues	58.2%	56.5%	1.7%

Operating Expenses

For the three months ended March 31, 2018, our operating expenses increased 3.0% to $24,988,000 as compared to $24,266,000 for the three months ended March 31, 2017.

For the three months ended March 31, 2018, the distributor compensation paid to our independent distributors in the direct selling segment increased 1% to $15,578,000 from $15,419,000 for the three months ended March 31, 2017. This increase was primarily attributable to the increase in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.1% for the three months ended March 31, 2018 as compared to 46.4% for the three months ended March 31, 2017.

For the three months ended March 31, 2018, the sales and marketing expense decreased 4.8% to $3,499,000 from $3,675,000 for the three months ended March 31, 2017. In the direct selling segment, sales and marketing costs decreased by 8.4% to $3,292,000 in the current quarter from $3,593,000 for the same period last year. This was primarily due to reduction in distributor events, partially offset by an increase in compensation expense. In the commercial coffee segment, sales and marketing costs increased by $126,000 to $207,000 in the current quarter compared to the same period last year, primarily due to increased advertising costs and compensation.

For the three months ended March 31, 2018, the general and administrative expense increased 14.3% to $5,911,000 from $5,172,000 for the three months ended March 31, 2017 partially due to increased costs related to the Company’s international expansion, mainly in Russia, Mexico, Taiwan and New Zealand. The increase in general and administrative expense also included $190,000 in amortization costs and $100,000 in non-cash compensation costs. In addition, the contingent liability revaluation resulted in a benefit of $213,000 for the three months ended March 31, 2018. The Company did not record a contingent liability revaluation for the three months ended March 31, 2017.

Operating Income (Loss)

For the three months ended March 31, 2018, the Company reported operating income of $24,000 as compared to an operating loss of $2,400,000 for the three months ended March 31, 2017. This was primarily due to the increase in gross profit of $3,146,000, offset by an increase in operating expenses of $722,000 discussed above.

Total Other Expense

For the three months ended March 31, 2018, total other expense increased by $1,495,000 to $2,082,000 as compared to $587,000 for the three months ended March 31, 2017. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense increased by $515,000 for the three months ended March 31, 2018 to $1,712,000 compared to $1,197,000 for the three months ended March 31, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $583,000, interest payments to investors associated with our Private Placement transactions of $296,000 and interest paid for other operating debt of $312,000. Non-cash interest primarily related to amortization costs of $531,000 and $9,000 of other non-cash interest, offset by interest income of $19,000.

Change in fair value of derivative liabilities increased by $102,000 for the three months ended March 31, 2018 to $712,000 compared to $610,000 for the three months ended March 31, 2017. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

We recorded a non-cash extinguishment loss on debt of $1,082,000 for the three months ended March 31, 2018 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion. (See Note 6, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. The Company has determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. The Company has approximately $272,400 in AMT refundable credits, and it expects that $136,200 will be refunded in 2018. As such, the Company does not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of $250,000 which is our estimated federal, state and foreign income tax expense for the three months ended March 31, 2018. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended March 31, 2018, the Company reported a net loss of $2,308,000 as compared to net loss of $2,059,000 for the three months ended March 31, 2017. The primary reason for the increase in net loss when compared to the prior period was due to a net loss before income taxes of $2,058,000 in the current period compared to net loss before income taxes of $2,987,000 for the same period in the prior year and income tax expense of $250,000 in the current quarter compared to income tax benefit of $928,000 for the same period in the prior year. The increase in net loss before income taxes was a result of the increases in other expense and operating expense, partially offset by an increase in gross profit.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased 223% to $1,520,000 for the three months ended March 31, 2018 compared to a negative $1,237,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three months ended March 31, 2018 and 2017 is included in the table below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(2,308)	$(2,059)
Add/Subtract:
Interest, net	1,712	1,197
Income taxes (benefit) provision	250	(928)
Depreciation	432	391
Amortization	827	645
EBITDA	913	(754)
Add/Subtract:
Stock-based compensation	237	127
Change in the fair value of derivatives	(712)	(610)
Extinguishment loss on debt	1,082	-
Adjusted EBITDA	$1,520	$(1,237)

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2018 we had cash and cash equivalents of approximately $3,053,000 as compared to cash and cash equivalents of $673,000 as of December 31, 2017.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2018 was $1,427,000 as compared to net cash used in operating activities of $507,000 for the three months ended March 31, 2017. Net cash used in operating activities consisted of a net loss of $2,308,000, offset by net non-cash operating activity of $2,360,000 and by $1,479,000 in changes in operating assets and liabilities.

Net non-cash operating expenses included $1,259,000 in depreciation and amortization, $237,000 in stock-based compensation expense, $530,000 related to the amortization of debt discounts and issuance costs associated with our Private Placements, $13,000 prepaid advisory fees, $1,082,000 extinguishment loss on debt, $137,000 in deferred tax assets, $27,000 for stock issued for services, offset by $712,000 related to the change in fair value of warrant derivative liability and $213,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,231,000, inventory of $1,139,000, prepaid expenses and other current assets of $484,000 and accrued expenses and other liabilities of $1,075,000. Increases in working capital primarily related to changes in accounts payable of $794,000, accrued distributor compensation of $259,000, changes in deferred revenues of $1,302,000 and changes in the income tax receivable of $95,000.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2018 was $156,000 as compared to net cash used in investing activities of $317,000 for the three months ended March 31, 2017. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $3,762,000 for the three months ended March 31, 2018 as compared to net cash provided by financing activities of $1,027,000 for the three months ended March 31, 2017.

Net cash provided by financing activities consisted of the net proceeds of $3,289,000 related to the Series B Offering, $3,000 from the exercise of stock options, net proceeds from line of credit of $770,000, offset by $58,000 in payments to reduce notes payable, $10,000 in payments related to contingent acquisition debt and $232,000 in payments related to capital lease financing obligations.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant losses during the three months ended March 31, 2018 of $2,308,000, and $2,059,000 for the three months ended March 31, 2017. Net cash used in operating activities was $1,427,000 for the three months ended March 31, 2018 compared to net cash used in operating activities of $507,000 for the three months ended March 31, 2017. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

We increased our Crestmark line of credit during the fourth quarter of 2017 and raised additional capital through our Series B Offering that closed March 30, 2018; however, despite such actions, we do not believe that that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We are also considering additional alternatives, including, but not limited to equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

We anticipate revenues to continue to grow and we intend to make necessary cost reductions related to our international operations that are not performing and reduce non-essential expenses.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect our ability to operate as a going concern. There can be no assurance that any cost reductions, implemented will correct our going concern issue. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

There were no material changes from those disclosed in our most recent annual report.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time, the subject of claims and suits arising out of matters related to our business. We are a party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which we are party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted our business because of defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on March 30, 2018, and all of the information contained in our public filings before deciding whether to purchase our common stock. The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K as filed with the SEC on March 30, 2018. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on March 30, 2018.

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying condensed consolidated financial statements as of March 31, 2018 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant losses during the three months ended March 31, 2018 of $2,308,000 and $2,059,000 for the three months ended March 31, 2017. Net cash used in operating activities was $1,427,000 for the three months ended March 31, 2018 compared to net cash used in operating activities of $507,000 for the three months ended March 31, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of March 31, 2018, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the three months ended March 31, 2018 have been previously reported except for the sales of unregistered securities set forth below.

On September 1, 2015, the we entered into an agreement with ProActive Capital Group, LLC or PCG Advisory Group (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to September 1, 2015 this agreement has been extended under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed. During the three months ended March 31, 2018, we issued 5,000 shares of restricted common stock in connection with this agreement. The issuance of the stock was exempt from the registration provisions of the Securities Act under the exemption provided for by Section 4(a)(2) thereof for transactions not involving public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report:

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1
Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 8, 2018).

4.2
Certificate of Correction to Certificate of Designation of Powers, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 16, 2018).

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: May 14, 2018	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)