Form 10-Q
period 2018-06-30
Youngevity International, Inc.
filed 2018-08-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the issuer had 21,561,217 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

As of
June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS Current Assets
Cash and cash equivalents	$700	$673
Accounts receivable, trade	6,754	4,314
Income tax receivable	196	106
Inventory	22,867	22,073
Prepaid expenses and other current assets	5,031	3,999
Total current assets	35,548	31,165

Property and equipment, net	13,650	13,707
Deferred tax assets	149	286
Intangible assets, net	21,093	20,908
Goodwill	6,323	6,323
Total assets	$76,763	$72,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,444	$11,728
Accrued distributor compensation	4,263	4,277
Accrued expenses	7,722	5,437
Deferred revenues	4,888	3,386
Line of credit	2,914	3,808
Other current liabilities	862	1,144
Capital lease payable, current portion	1,191	983
Notes payable, current portion	146	176
Convertible notes payable, current portion	2,931	2,828
Warrant derivative liability	2,177	3,365
Contingent acquisition debt, current portion	582	587
Total current liabilities	38,120	37,719

Capital lease payable, net of current portion	629	694
Notes payable, net of current portion	4,308	4,372
Convertible notes payable, net of current portion	3,615	8,336
Contingent acquisition debt, net of current portion	14,261	13,817
Total liabilities	60,933	64,938

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Convertible Preferred Stock, Series B - 328,541 shares issued and outstanding at June 30, 2018 and zero at December 31, 2017	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 21,536,019 and 19,723,285 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	22	20
Additional paid-in capital	182,475	171,405
Accumulated deficit	(166,615)	(163,693)
Accumulated other comprehensive loss	(52)	(281)
Total stockholders’ equity	15,830	7,451
Total Liabilities and Stockholders’ Equity	$76,763	$72,389

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$44,255	$41,527	$87,249	$80,260
Cost of revenues	18,873	17,425	36,855	34,292
Gross profit	25,382	24,102	50,394	45,968
Operating expenses
Distributor compensation	16,487	16,686	32,065	32,105
Sales and marketing	3,076	2,901	6,575	6,576
General and administrative	5,166	5,191	11,077	10,363
Total operating expenses	24,729	24,778	49,717	49,044
Operating income (loss)	653	(676)	677	(3,076)
Interest expense, net	(1,549)	(1,258)	(3,261)	(2,455)
Change in fair value of warrant derivative liability	192	(1,341)	904	(731)
Extinguishment loss on debt	-	-	(1,082)	-
Total other expense	(1,357)	(2,599)	(3,439)	(3,186)
Loss before income taxes	(704)	(3,275)	(2,762)	(6,262)
Income tax (benefit) provision	(90)	(545)	160	(1,473)
Net loss	(614)	(2,730)	(2,922)	(4,789)
Preferred stock dividends	(42)	(3)	(45)	(6)
Net loss attributable to common stockholders	$(656)	$(2,733)	$(2,967)	$(4,795)

Net loss per share, basic	$(0.03)	$(0.14)	$(0.14)	$(0.24)
Net loss per share, diluted	$(0.03)	$(0.14)	$(0.14)	$(0.24)

Weighted average shares outstanding, basic	21,506,833	19,651,705	20,630,383	19,643,486
Weighted average shares outstanding, diluted	21,506,833	19,651,705	20,630,383	19,643,486

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(614)	$(2,730)	$(2,922)	$(4,789)
Foreign currency translation	28	(67)	229	(14)
Total other comprehensive income (loss)	28	(67)	229	(14)
Comprehensive loss	$(586)	$(2,797)	$(2,693)	$(4,803)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,922)	$(4,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,594	2,099
Stock-based compensation expense	452	485
Amortization of debt discounts and issuance costs	844	771
Amortization of prepaid advisory fees	98	28
Change in fair value of warrant derivative liability	(904)	731
Expenses allocated in profit sharing agreement	-	(420)
Change in fair value of contingent acquisition debt	(1,459)	(680)
Extinguishment loss on debt	1,082	-
Changes in inventory reserve	(700)	-
Deferred taxes	137	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(2,440)	(1,437)
Inventory	(94)	818
Prepaid expenses and other current assets	(585)	299
Accounts payable	(1,135)	1,319
Accrued distributor compensation	(14)	669
Deferred revenues	1,502	(22)
Accrued expenses and other liabilities	1,958	1,426
Income taxes receivable	(90)	(1,473)
Net Cash Used in Operating Activities	(1,676)	(176)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(50)	(175)
Purchases of property and equipment	(160)	(499)
Net Cash Used in Investing Activities	(210)	(674)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible preferred stock, net of offering costs	3,289	-
Proceeds from the exercise of stock options	3	21
Proceeds from factoring company	-	1,652
Payments net of proceeds on line of credit	(894)	-
Payments of notes payable	(94)	(104)
Payments of contingent acquisition debt	(78)	(204)
Payments of capital leases	(542)	(495)
Net Cash Provided by Financing Activities	1,684	870
Foreign Currency Effect on Cash	229	14
Net increase in cash and cash equivalents	27	34
Cash and Cash Equivalents, Beginning of Period	673	869
Cash and Cash Equivalents, End of Period	$700	$903

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,427	$1,730
Income taxes	$30	$31

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$680	$256
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments (see Note 4)	$1,877	$2,670
Stock issued for services (see Note 9)	$545	$150
Conversion of 2017 Notes to common stock (see Note 6)	$7,254	$-
Dividends declared but not paid at end of period (see Note 9)	$39	$-
Change in warrant derivative liability to equity classification, Warrant Modification (see Note 7)	$284	$-

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

The statements presented as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results for interim periods are not necessarily indicative of the results for the entire year.

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

Segment Information

The Company has two reportable segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the three months ended June 30, 2018, the Company derived approximately 83% its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee selling segment. During the three months ended June 30, 2017, the Company derived approximately 86% of its revenue from its direct selling segment and approximately 14% of its revenue from its commercial coffee selling segment. During the six months ended June 30, 2018, the Company derived approximately 83% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee selling segment. During the six months ended June 30, 2017, the Company derived approximately 86% of its revenue from its direct selling segment and approximately 14% of its revenue from its commercial coffee selling segment.

 Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the six months ended June 30, 2018 of $2,922,000 and $4,789,000 for the six months ended June 30, 2017. Net cash used in operating activities was $1,676,000 for the six months ended June 30, 2018 compared to net cash used in operating activities of $176,000 for the six months ended June 30, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Line of Credit - Loan and Security Agreement

CLR had a factoring agreement (“Factoring Agreement”) with Crestmark Bank (“Crestmark”) related to accounts receivable resulting from sales of certain CLR products. Effective May 1, 2016, CLR entered into a third amendment to the Factoring Agreement. Under the terms of the third amendment, all new receivables assigned to Crestmark were “Client Risk Receivables” and no further credit approvals were required to be provided by Crestmark. Additionally, the third amendment expanded the factoring facility to include advanced borrowings against eligible inventory up to 50% of landed cost of finished goods inventory that meet certain criteria, not to exceed the lesser of $1,000,000 or 85% of the value of the accounts receivables already advanced with a maximum overall borrowing of $3,000,000. Interest accrued on the outstanding balance and a factoring commission was charged for each invoice factored which was calculated as the greater of $5.00 or 0.75% to 0.875% of the gross invoice amount and was recorded as interest expense. In addition, the Company and the Company’s CEO, Mr. Wallach, entered into a Guaranty and Security Agreement with Crestmark guaranteeing payments in the event that CLR were to default. The third amendment was effective until February 1, 2019.

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

The Agreement contains certain financial and nonfinancial covenants with which the Company must comply to maintain its borrowing availability and avoid penalties.

The outstanding principal balance of the Agreement bears interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. In addition, other fees expenses are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

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

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,914,000 and $3,808,000 as of June 30, 2018 and December 31, 2017, respectively.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $63,000 and $59,000 from WVNP Inc., for the three months ended June 30, 2018 and 2017, respectively, and $117,000 and $81,000 for the six months ended June 30, 2018 and 2017, respectively. In addition, Mr. Renton is a distributor of the Company and does earn commissions on product sales.

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

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $3,339,000 and $2,788,000 from this supplier for the three months ended June 30, 2018 and 2017, respectively and $7,073,000 and $5,174,000 for the six months ended June 30, 2018 and 2017, respectively.

In addition, CLR sold approximately $859,000 and $1,056,000 for the three months ended June 30, 2018 and 2017, respectively and $3,302,000 and $1,547,000 for the six months ended June 30, 2018 and 2017, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

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

Deferred Revenues and Costs

As of June 30, 2018, and December 31, 2017, the balance in deferred revenues was approximately $4,888,000 and $3,386,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events. In addition, the Company recognizes deferred revenue from the commercial coffee segment.

Deferred revenue related to Heritage Makers was approximately $2,261,000 and $1,882,000, as of June 30, 2018, and December 31, 2017, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of June 30, 2018, and December 31, 2017, the balance in deferred costs was approximately $455,000 and $433,000, respectively, and is included in prepaid expenses and current assets.

Deferred revenue related to CLR as of June 30, 2018 and December 31, 2017 was approximately $2,391,000 and $1,291,000, respectively, and represents deposits on customer orders that have not yet been completed and shipped.

Deferred revenue related to pre-enrollment in upcoming conventions and distributor events of approximately $236,000 and $213,000, as of June 30, 2018 and December 31, 2017, respectively, relate primarily to the Company’s 2018 events. The Company does not recognize this revenue until the event occurs.

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

During the three months ended June 30, 2018 the Company completed its 2018 harvest and recognized $439,000 in inventory costs.

Deferred cost associated with the 2019 harvest was $100,000 as of June 30, 2018 and deferred cost associated with the 2018 harvest was $400,000 as of December 31, 2017.

The 2019 harvest is expected to be completed during the Company’s second quarter of 2019.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses public entities that issue warrants, convertible debt or convertible preferred stock that contain down round features.  Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to improve financial reporting in regard to how certain transactions are classified in the statement of cash flows. The ASU requires that (1) debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows, (2) the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles, and (3) each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods beginning after December 15, 2019.  The Company has assessed the adoption of this ASU and it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company is expected to adopt the standard no later than January 1, 2020. The Company is currently assessing the impact that the new standard will have on its condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of the Company’s operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2018. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact of this ASU, and related subsequent updates, will have on its condensed consolidated financial statements. As of June 30, 2018, the Company is in the process of reviewing the guidance to identify how this ASU will apply to the Company's revenue reporting process in 2019. The final impact of this ASU on the Company's condensed consolidated financial statements will not be known until the assessment is complete. The Company will update disclosures in future periods as the analysis is completed.

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

Potentially dilutive securities were 6,560,761 for the three and six months ended June 30, 2018. Potentially dilutive securities were 5,282,208 for the three and six months ended June 30, 2017.

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Finished goods	$11,438	$10,994
Raw materials	13,193	12,143
	24,631	23,137
Reserve for excess and obsolete	(1,764)	(1,064)
Inventory, net	$22,867	$22,073

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

During the six months ended June 30, 2018, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and acquired company’s distributors and clients will gain access to products offered by the Company.

As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

During the six months ended June 30, 2018 the Company adjusted the purchase price for a 2017 acquisition which resulted in an adjustment to the related intangibles and contingent debt in the amount of $583,000. In addition, during the three months ended June 30, 2018 the Company removed the contingent debt associated with the Nature’s Pearl Corporation acquisition from 2016 due to a breach of the asset purchase agreement by Nature's Pearl and amended certain terms of the existing agreement. As a result the Company is no longer obligated under the related asset purchase agreement to make payments. The Company recorded a reduction to the acquisition debt in the amount of approximately $1,246,000 with a corresponding credit to general and administrative expense in the Statement of Operations.

2018 Acquisitions

Doctor’s Wellness Solutions Global LP (ViaViente)

On March 1, 2018, the Company acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals.

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

The revenue impact from the ViaViente acquisition, included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 was approximately $512,000 and $691,000, respectively.

The pro-forma effect assuming the business combination with ViaViente discussed above had occurred at the beginning of the year is not presented as the information was not available.

Nature Direct

On February 12, 2018, the Company acquired certain assets and liabilities of Nature Direct. Nature Direct, a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use.

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

The contingent consideration’s estimated fair value at the date of acquisition was $1,085,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company received approximately $90,000 of inventories from Nature Direct and has agreed to pay for the inventory and assumed liabilities of $50,000. This payment is applied to the maximum aggregate purchase price.

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

The revenue impact from the Nature Direct acquisition, included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 was approximately $384,000 and $655,000, respectively.

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

Intangible assets consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$16,793	$9,057	$7,736	$16,204	$8,363	$7,841
Trademarks and trade names	8,324	1,525	6,799	7,779	1,229	6,550
Customer relationships	11,706	5,360	6,346	10,966	4,711	6,255
Internally developed software	720	508	212	720	458	262
Intangible assets	$37,543	$16,450	$21,093	$35,669	$14,761	$20,908

Amortization expense related to intangible assets was approximately $857,000 and $690,000 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was approximately $1,692,000 and $1,335,000 for the six months ended June 30, 2018 and 2017, respectively.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of June 30, 2018 and December 31, 2017, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of June 30, 2018 and December 31, 2017 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and six months ended June 30, 2018 and 2017.

Goodwill consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Convertible Notes Payable

Total convertible notes payable as of June 30, 2018 and December 31, 2017, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	June 30, 2018	December 31, 2017
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$4,750	$4,750
Debt discounts	(1,135)	(1,659)
Carrying value of 2014 Notes	3,615	3,091

8% Convertible Notes due October and November 2018 (2015 Notes), principal	3,000	3,000
Debt discounts	(69)	(172)
Carrying value of 2015 Notes	2,931	2,828

8% Convertible Notes due July and August 2020 (2017 Notes), principal	-	7,254
Fair value of bifurcated embedded conversion option of 2017 Notes	-	200
Debt discounts	-	(2,209)
Carrying value of 2017 Notes	-	5,245
Total carrying value of convertible notes payable	$6,546	$11,164

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements related to the 2014 Private Placement with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of June 30, 2018 and December 31, 2017 the principal amount of $4,750,000 remains outstanding.

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

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and $3,697,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 Notes. As of June 30, 2018 and December 31, 2017, the remaining balance of the debt discounts is approximately $1,030,000 and $1,504,000, respectively. The quarterly amortization of the debt discounts is approximately $237,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2014 Notes. As of June 30, 2018 and December 31, 2017 the remaining balance of the issuance costs is approximately $105,000 and $155,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

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

In connection with the 2017 Private Placement, three (3) investors from the 2015 Private Placement, converted their 2015 Notes in the aggregate amount of $4,200,349 including principal and accrued interest thereon into 2017 Notes for an equal principal amount in the 2017 Private Placement. The remaining principal balance in the 2015 Note of $3,000,000 remains outstanding as of June 30, 2018. The Company accounted for the conversion of the 2015 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50 as such the related debt discounts and issuance costs were adjusted appropriately.

The Company recorded at issuance debt discounts associated with the 2015 Notes of $309,000 related to the beneficial conversion feature of $15,000 and $294,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2015 Notes. As of June 30, 2018 and December 31, 2017 the remaining balances of the debt discounts is approximately $14,000 and $36,000 respectively. The quarterly amortization of the remaining debt discount is approximately $11,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2015 Notes. As of June 30, 2018 and December 31, 2017, the remaining balance of the issuance cost is approximately $36,000 and $92,000, respectively. The quarterly amortization of the remaining issuance costs is approximately $28,000 and is recorded as interest expense.

In addition, the Company issued warrants to the placement agent in connection with the 2015 Notes which were valued at approximately $384,000. As of June 30, 2018 and December 31, 2017, the remaining balance of the warrant issuance cost is approximately $19,000 and $45,000, respectively. The quarterly amortization of the remaining warrant issuance costs is approximately $13,000 and is recorded as interest expense.

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

The Company accounted for the automatic conversion of the 2017 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50, and as such the related debt discounts, issuance costs and bifurcated embedded conversion feature were adjusted as part of accounting for the conversion. The Company recorded a non-cash extinguishment loss on debt of $1,082,000 during the six months ended June 30, 2018 as a result of the conversion of the 2017 Notes. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion.

The Company paid a placement fee of $321,248, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

The Company recorded at issuance debt discounts associated with the 2017 Notes of $330,000 related to the bifurcated embedded conversion feature. The embedded conversion feature was being amortized to interest expense over the term of the 2017 Notes. During the six months ended June 30, 2018 the Company recorded $28,000 of amortization related to the debt discount cost.

Upon issuance of the 2017 Notes, the Company recognized issuance costs of approximately $1,601,000, resulting from the allocated portion of offering proceeds to the separable warrant liabilities. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the six months ended June 30, 2018 the Company recorded $136,000 of amortization related to the warrant issuance cost.

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the six months ended June 30, 2018 the Company recorded $53,000 of amortization related to the issuance costs.

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

Warrants

The estimated fair value of the outstanding warrant liabilities was $2,177,000 and $3,365,000 as of June 30, 2018 and December 31, 2017, respectively.

In January 2018, the Company approved an amendment (the “Warrant Amendment”) to its warrant agreements issued to the placement agent, pursuant to which warrants were issued to purchase 179,131 shares of the Company’s common stock as compensation associated with the Company’s July 2017 Private Placement (see Note 6, above.) The Warrant Amendment amended the transfer provisions of the warrants and removed the down-round price protection provision. As a result of this change in terms, the Company considered the guidance of ASC 815-40-35-8 in regard to the appropriate treatment related to the modification of these warrants that were initially classified as derivative liabilities. In accordance with the guidance, the warrants should now be classified as equity instruments.

The Company determined that the liability associated with the warrants should be remeasured and adjusted to fair value on the date of the modification with the offset to be recorded through earnings and then the fair value of the warrants should be reclassified to equity. The Company recorded the change in the fair value of the July 2017 warrants as of the date of modification to earnings. The fair value of the modified warrants as of the date of modification, in the amount of $284,000 was reclassified from warrant derivative liability to additional paid in capital as a result of the change in classification of the warrants. The Company did not reverse any previous gains or losses associated with the warrant derivative liability during the period that the warrant was classified as a liability.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $192,000 and an increase of $1,341,000 for the three months ended June 30, 2018 and 2017, respectively. The changes to the derivative liability for warrants resulted in a decrease of $904,000 and an increase of $731,000 for the six months ended June 30, 2018 and 2017, respectively.

The estimated fair value of the warrants was computed as of June 30, 2018 and December 31, 2017 using the Monte Carlo option pricing model, using the following assumptions:

	June 30, 2018	December 31, 2017
Stock price volatility	61.59%	61.06%
Risk-free interest rates	2.55%	1.96%
Annual dividend yield	0%	0%
Expected life	1.08-2.29 years	1.58-2.78 years

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

On March 30, 2018, the Company completed the Series B Offering and raised in excess of $3,000,000 of gross proceeds which triggered an automatic conversion of the 2017 Notes to common stock. As a result, the related embedded conversion option was extinguished with the 2017 Notes (see Note 6, above). The Company did not revalue the embedded conversion liability associated with the 2017 Notes as of March 30, 2018 as the change in the fair value was insignificant.

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$582	$-	$-	$582
Contingent acquisition debt, less current portion	14,261	-	-	14,261
Warrant derivative liability	2,177	-	-	2,177
Total liabilities	$17,020	$-	$-	$17,020

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$587	$-	$-	$587
Contingent acquisition debt, less current portion	13,817	-	-	13,817
Warrant derivative liability	3,365	-	-	3,365
Embedded conversion option derivative	200	-	-	200
Total liabilities	$17,969	$-	$-	$17,969

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2017	$3,365
Issuance	-
Adjustments to estimated fair value	(904)
Adjustment related to the modification of warrants (Note 7)	(284)
Balance at June 30, 2018	$2,177

The following table reflects the activity for the Company’s embedded conversion feature derivative liability associated with the Company’s 2017 Private Placement Notes measured at fair value using Level 3 inputs (in thousands):

Embedded Conversion Feature Derivative Liability
Balance at December 31, 2017	$200
Issuance	-
Adjustment related to the conversion of the 2017 Notes	(200)
Balance at June 30, 2018	$-

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2017	$14,404
Level 3 liabilities acquired	2,460
Level 3 liabilities settled	(78)
Adjustments to liabilities included in earnings	(1,459)
Adjustment to purchase price allocation	(484)
Balance at June 30, 2018	$14,843

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and six months ended June 30, 2018 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $1,246,000 and $1,459,000, respectively. The decrease of $1,246,000 was a result of the removal of the contingent debt associated with its Nature’s Pearl Corporation acquisition from 2016 whereby the Company was no longer obligated under the related asset purchase agreement to make payments (see Note 4, above).

During the three and six months ended June 30, 2017 the net adjustment to the change in the fair value of contingent acquisition debt was a decrease of $680,000.

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

Common Stock

As of June 30, 2018, and December 31, 2017 there were 21,536,019 and 19,723,285 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2018, and December 31, 2017 and accrued dividends of approximately $130,000 and $124,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election.  Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of .10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

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

The Company has 328,541 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2018, and zero at December 31, 2017. During the three months ended June 30, 2018, the Company received notice of conversion for 52,632 shares of Series B Convertible Preferred Stock which converted to 105,264 shares of common stock.

The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock (see Note 6, above.)

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

Distributions to Preferred Stockholders

On June 20, 2018 the Company’s board of directors declared a quarterly cash dividend of $0.12 per share for the Series B Convertible Preferred Stock shareholders as of the record date of June 27, 2018 which was paid on July 2, 2018.

Warrant Modification Agreements

In January 2018, the Company approved an amendment (the “Warrant Amendment”) to its warrant agreements issued to the placement agent, pursuant to which warrants were issued to purchase 179,131 shares of the Company’s common stock as compensation associated with the Company’s July 2017 Private Placement (see Note 6, above.) The Warrant Amendment amended the transfer provisions of the warrants and removed the down-round price protection provision. As a result of this change in terms, the Company considered the guidance of ASC 815-40-35-8 in regard to the appropriate treatment related to the modification of these warrants that were initially classified as derivative liabilities. In accordance with the guidance, the warrants should now be classified as equity instruments (see Note 7, above.)

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

Repurchase of Common Stock

On December 11, 2012, the Company has authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of June 30, 2018 at a weighted-average cost of $5.30. There were no repurchases during the six months ended June 30, 2018. The remaining number of shares authorized for repurchase under the plan as of June 30, 2018 is 553,406.

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

As of June 30, 2018, the Company has issued 20,000 shares of restricted common stock in connection with this agreement and accrued for the estimated per share value on each subsequent six (6) month periods based on the price of Company’s common stock at each respective date. As of June 30, 2018, the Company has accrued for 10,000 shares of restricted stock that have not been issued. The fair value of the shares to be issued are recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three months ended June 30, 2018 and 2017, the Company recorded expense of approximately $11,000 and $14,000, respectively, and $24,000 and $28,000, during the six months ended June 30, 2018 and 2017 in connection with amortization of the stock issuance.

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock and were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three and six months ended June 30, 2018, the Company recorded expense of approximately $30,000 in connection with amortization of the stock issuance.

On April 1, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock and were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the respective periods. During the three and six months ended June 30, 2018, the Company recorded expense of approximately $44,000 in connection with amortization of the stock issuance.

Warrants

As of June 30, 2018, warrants to purchase 2,748,183 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. All warrants are exercisable as of June 30, 2018 and expire at various dates through February 2023 and have a weighted average remaining term of approximately 1.65 years and are included in the table below as of June 30, 2018.

Warrants – Preferred Stock Offering

During the six months ended June 30, 2018, the Company issued the selling agent in connection with the Series B Offering 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used the Black-Scholes option-pricing model (“Black-Scholes”) to estimate the fair value of the warrants issued to the selling agent of $75,000 as of the issuance date March 30, 2018.  The warrants remain outstanding as of June 30, 2018.

Warrants Activity

A summary of the warrant activity for the six months ended June 30, 2018 is presented in the following table:

Number of Warrants
Balance at December 31, 2017	2,710,066
Issued	38,117
Expired / cancelled	-
Exercised	-
Balance at June 30, 2018	2,748,183

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 4,000,000 shares of common stock.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At June 30, 2018, the Company had 1,885,034 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the six months ended June 30, 2018 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2017	1,584,523	$4.76	6.16	$126
Issued	-	-
Canceled / expired	(39,342)	5.25
Exercised	(437)	5.40		-
Outstanding June 30, 2018	1,544,744	$4.74	5.75	$125
Exercisable June 30, 2018	1,010,899	$4.57	4.53	$87

The weighted-average fair value per share of the granted options for the six months ended June 30, 2017 was approximately $3.08. There were no options granted during the six months ended June 30, 2018.

Stock-based compensation expense included in the condensed consolidated statements of operations was $123,000 and $358,000 for the three months ended June 30, 2018 and 2017, respectively, and $245,000 and $485,000 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was approximately $1,298,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 3.04 years.

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

Number of Shares
Balance at December 31, 2017	500,000
Issued	-
Canceled	(12,500)
Balance at June 30, 2018	487,500

Stock-based compensation expense included in the condensed consolidated statements of operations was $92,000 and $207,000 for the three and six months ended June 30, 2018, respectively. The Company did not have restricted stock units as of the six months ended June 30, 2017.

As of June 30, 2018, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,896,000, which will be recognized over a weighted average period of 5.11 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Direct selling	$36,846	$35,538	$72,157	$68,780
Commercial coffee	7,409	5,989	15,092	11,480
Total revenues	$44,255	$41,527	$87,249	$80,260
Gross profit
Direct selling	$25,087	$24,195	$49,822	$46,050
Commercial coffee	295	(93)	572	(82)
Total gross profit	$25,382	$24,102	$50,394	$45,968
Operating income (loss)
Direct selling	$1,376	$595	$2,157	$(1,159)
Commercial coffee	(723)	(1,271)	(1,480)	(1,917)
Total operating income (loss)	$653	$(676)	$677	$(3,076)
Net (loss) income
Direct selling	$723	$(135)	$132	$(1,647)
Commercial coffee	(1,337)	(2,595)	(3,054)	(3,142)
Total net loss	$(614)	$(2,730)	$(2,922)	$(4,789)
Capital expenditures
Direct selling	$28	$346	$115	$474
Commercial coffee	51	101	730	281
Total capital expenditures	$79	$447	$845	$755

	As of
	June 30, 2018	December 31, 2017
Total assets
Direct selling	$44,926	$44,082
Commercial coffee	31,837	28,307
Total assets	$76,763	$72,389

Total tangible assets, net located outside the United States were approximately $5.3 million as of June 30, 2018 and December 31, 2017.

The Company conducts its operations primarily in the United States. For the three months ended June 30, 2018 and 2017 approximately 14% and 10%, respectively, of the Company’s sales were derived from sales outside the United States. For the six months ended June 30, 2018 and 2017 approximately 14% and 10%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
United States	$37,980	$37,378	$75,373	$72,212
International	6,275	4,149	11,876	8,048
Total revenues	$44,255	$41,527	$87,249	$80,260

Note 11.  Subsequent Events

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. Revenue for this contract covers the period 2019 through 2023 with first shipments expected to begin in January of 2019.

On July 24, 2018, the Company’s board of directors (the “Board”) awarded to David Briskie, the Company’s President and Chief Financial Officer, options to purchase 250,000 shares of the Company’s common stock. In addition, the Board awarded to certain members of senior management and consultants 397,500 shares of the Company’s common stock. The options are exercisable for a period of ten years from the grant date, vest pro rata on a monthly basis for 36 months and have an exercise price of $3.92 per share.

On July 23, 2018, the Company’s Board awarded to each non-employee member of the Board options to purchase 61,655 shares of the Company’s common stock, which options are exercisable for a period of ten years from the grant date, vest on July 23, 2019 (the one-year anniversary of the grant date) and have an exercise price of $4.29 per share.

On July 18, 2018, the Company entered into lending agreements with three separate entities and received loans in the total amount of $2 million to be paid back by the Company with periodic payments, including accrued interest, over an 8-month period.

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

We conduct our operations primarily in the United States. For the three months ended June 30, 2018 and 2017 approximately 14% and 10%, respectively, of our sales were derived from sales outside the United States. For the six months ended June 30, 2018 and 2017 approximately 14% and 10%, respectively, of our sales were derived from sales outside the United States.

Recent Events

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. Revenue for this contract covers the period 2019 through 2023 with first shipments expected to begin in January of 2019.

On July 18, 2018, we entered into lending agreements with three separate entities and received loans in the total amount of $2 million to be paid back with periodic payments, including accrued interest, over an 8-month period.

New Acquisitions During the six months ended June 30, 2018

Pursuant to an agreement dated March 1, 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals. The maximum consideration payable by us is $3,000,000, subject to adjustments. We will make monthly payments based on a percentage of ViaViente distributor revenue and royalty revenue until the earlier of the date that is five (5) years from the closing date or such time as we have paid ViaViente aggregate cash payments of ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

Pursuant to an agreement dated February 12, 2018, we acquired certain assets and certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. The maximum consideration payable by us is $2,600,000, subject to adjustments. We will make monthly payments based on a percentage of Nature Direct distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Nature Direct aggregate cash payments of Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

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

The Series B Convertible Preferred Stock pays cumulative dividends from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. On June 26, 2018 we announced the first preferred stock dividend to be paid on July 2, 2018 in a quarterly payment of $0.12 to holders of record of the Series B Convertible Preferred Stock as of the close of business on June 27, 2018.

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

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues

For the three months ended June 30, 2018, our revenues increased 6.6% to $44,255,000 as compared $41,527,000 for the three months ended June 30, 2017. During the three months ended June 30, 2018, we derived approximately 83% of our revenue from our direct selling sales and approximately 17% of our revenue from our commercial coffee sales. For the three months ended June 30, 2018, direct selling segment revenues increased by $1,308,000 or 3.7% to $36,846,000 as compared to $35,538,000 for the three months ended June 30, 2017. This increase was primarily attributed to revenues from new acquisitions of $2,783,000, offset by a decrease of $1,475,000 in revenues from existing business. Direct selling revenues were also affected by price increases on certain products that went into effect on January 1, 2018. For the three months ended June 30, 2018, commercial coffee segment revenues increased by $1,420,000 or 23.7% to $7,409,000 as compared to $5,989,000 for the three months ended June 30, 2017. This increase was primarily attributed to increased revenues of $1,168,000 from our green coffee business.

The following table summarizes our revenue in thousands by segment:

	For the three months ended June 30,		Percentage
Segment Revenues	2018	2017	change
Direct selling	$36,846	$35,538	3.7%
As a % of Revenue	83%	86%	(3.0)%
Commercial coffee	7,409	5,989	23.7%
As a % of Revenue	17%	14%	3.0%
Total Revenues	$44,255	$41,527	6.6%

Cost of Revenues

For the three months ended June 30, 2018, overall cost of revenues increased approximately 8.3% to $18,873,000 as compared to $17,425,000 for the three months ended June 30, 2017. The direct selling segment cost of revenues increased 3.7% to $11,759,000 when compared to the same period last year, primarily as a result of an increase in reserve for obsolete inventory, offset by a slight reduction in shipping costs and royalty expense. The commercial coffee segment cost of revenues increased 17.0% to 7,114,000 when compared to the same period last year. This was primarily attributable to the increase in revenues related to the green coffee business and the roaster business and an increase in depreciation expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended June 30, 2018, gross profit increased approximately 5.3% to $25,382,000 as compared to $24,102,000 for the three months ended June 30, 2017. Overall gross profit as a percentage of revenues decreased to 57.4%, compared to 58.0% in the same period last year.

Gross profit in the direct selling segment increased by 3.7% to $25,087,000 from $24,195,000 in the prior period primarily as a result of the increase in revenues, offset by the increase in cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment remained at 68.1% for the three months ended June 30, 2018 and 2017.

Gross profit in the commercial coffee segment increased to $295,000 compared to a loss of $93,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to improved green coffee margins on larger volume sales. Gross profit as a percentage of revenues in the commercial coffee segment increased by 5.6% to 4.0% for the three months ended June 30, 2018, compared to a negative 1.6% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended June 30,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$25,087	$24,195	3.7%
Gross Profit % of Revenues	68.1%	68.1%	0.0%
Commercial coffee	295	(93)	417.2%
Gross Profit % of Revenues	4.0%	(1.6)%	5.6%
Total	$25,382	$24,102	5.3%
Gross Profit % of Revenues	57.4%	58.0%	(0.6)%

Operating Expenses

For the three months ended June 30, 2018, our operating expenses decreased 0.2% to $24,729,000 as compared to $24,778,000 for the three months ended June 30, 2017.

For the three months ended June 30, 2018, the distributor compensation paid to our independent distributors in the direct selling segment decreased 1.2% to $16,487,000 from $16,686,000 for the three months ended June 30, 2017. This decrease was primarily attributable to the price increases reflected in revenues, which did not impact commissionable base revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.7% for the three months ended June 30, 2018 as compared to 47.0% for the three months ended June 30, 2017.

For the three months ended June 30, 2018, the sales and marketing expense increased 6.0% to $3,076,000 from $2,901,000 for the three months ended June 30, 2017. In the direct selling segment, sales and marketing costs increased by 5.1% to $2,849,000 in the current quarter from $2,710,000 for the same period last year. This was primarily due to the Asia convention that was held in Malaysia. In the commercial coffee segment, sales and marketing costs increased by $36,000 to $227,000 in the current quarter from $191,000 for the same period last year, primarily due to increased advertising and promotion costs.

For the three months ended June 30, 2018, the general and administrative expense decreased 0.5% to $5,166,000 from $5,191,000 for the three months ended June 30, 2017 primarily due to contingent liability revaluation that resulted in a benefit of $1,246,000 for the three months ended June 30, 2018 compared to a benefit of $680,000 for the three months ended June 30, 2017. The revaluation in the current quarter was as a result of eliminating the contingent liability related to an acquisition due to breach of the asset purchase agreement by the seller. This decrease was offset by increases in information technology (IT) consulting costs, amortization costs, investor relations, salaries and other related costs, legal fees and accounting costs.

Operating Income (Loss)

For the three months ended June 30, 2018, operating income increased by $1,329,000 to $653,000 as compared to an operating loss of $676,000 for the three months ended June 30, 2017. This was primarily due to the increase in gross profit of $1,280,000 and the decrease in operating expenses of $49,000 discussed above.

Total Other Expense

For the three months ended June 30, 2018, total other expense decreased by $1,242,000 to $1,357,000 as compared to $2,599,000 for the three months ended June 30, 2017. Total other expense includes net interest expense and the change in the fair value of derivative liabilities.

Net interest expense increased by $291,000 for the three months ended June 30, 2018 to $1,549,000 compared to $1,258,000 for the three months ended June 30, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $605,000, interest payments to investors associated with our Private Placement transactions of $208,000 and interest paid for other operating debt of $423,000. Non-cash interest primarily related to amortization costs of $314,000 and $6,000 of other non-cash interest, offset by interest income of $7,000.

Change in fair value of derivative liabilities decreased by $1,533,000 for the three months ended June 30, 2018 to a $192,000 benefit compared to $1,341,000 expense for the three months ended June 30, 2017. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $272,400 in AMT refundable credits, and we expect that $136,200 will be refunded in 2018. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax benefit of $90,000, which is our estimated federal, state and foreign income tax adjustment for the three months ended June 30, 2018 to reflect the proper estimated tax provision year-to-date.

Net Loss

For the three months ended June 30, 2018, we reported a net loss of $614,000 as compared to net loss of $2,730,000 for the three months ended June 30, 2017. The primary reason for the decrease in net loss when compared to the prior period was due to a net loss before income taxes of $704,000 in the current period compared to net loss before income taxes of $3,275,000 for the same period in the prior year and an income tax benefit of $90,000 in the current quarter compared to income tax benefit of $545,000 for the same period in the prior year. The decrease in net loss before income taxes was a result of the decreases in other expense and operating expense and an increase in gross profit.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues

For the six months ended June 30, 2018, our revenues increased 8.7% to $87,249,000 as compared to $80,260,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we derived approximately 83% of our revenue from our direct selling sales and approximately 17% of our revenue from our commercial coffee sales. For the six months ended June 30, 2018, direct selling segment revenues increased by $3,377,000 or 4.9% to $72,157,000 as compared to $68,780,000 for the six months ended June 30, 2017. This increase was primarily attributed to revenues from new acquisitions of $5,645,000, offset by a decrease of $2,268,000 in revenues from existing business. Direct selling revenues were also affected by price increases on certain products that went into effect on January 1, 2018. For the six months ended June 30, 2018, commercial coffee segment revenues increased by $3,612,000 or 31.5% to $15,092,000 as compared to $11,480,000 for the six months ended June 30, 2017. This increase was primarily attributed to increased revenues from our green coffee business.

The following table summarizes our revenue in thousands by segment:

	For the six months ended June 30,		Percentage
Segment Revenues	2018	2017	change
Direct selling	$72,157	$68,780	4.9%
As a % of Revenue	83%	86%	(3.0)%
Commercial coffee	15,092	11,480	31.5%
As a % of Revenue	17%	14%	3.0%
Total Revenues	$87,249	$80,260	8.7%

Cost of Revenues

For the six months ended June 30, 2018, overall cost of revenues increased approximately 7.5% to $36,855,000 as compared to $34,292,000 for the six months ended June 30, 2017. The direct selling segment cost of revenues decreased 1.7% when compared to the same period last year, primarily as a result of lower product costs as compared to product cost in the same period last year, offset by an increase in reserve for obsolete inventory. The decrease in cost of sales was also attributable to lower shipping costs, royalties and wages during the six months ended June 30, 2018. The commercial coffee segment cost of revenues increased 25.6% when compared to the same period last year. This was primarily attributable to increases in revenues related to the green coffee business and additional costs related to green coffee procurement costs and depreciation expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the six months ended June 30, 2018, gross profit increased approximately 9.6% to $50,394,000 as compared to $45,968,000 for the six months ended June 30, 2017. Overall gross profit as a percentage of revenues increased to 57.8%, compared to 57.3% in the same period last year.

Gross profit in the direct selling segment increased by 8.2% to $49,822,000 from $46,050,000 in the prior period primarily as a result of the increase in revenues and the lower cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 2.0% to 69.0% for the six months ended June 30, 2018, compared to 67.0% in the same period last year. This increase was primarily due to the price increases on certain products that went into effect on January 1, 2018 and changes to our product sales mix.

Gross profit in the commercial coffee segment increased to $572,000 compared to a loss of $82,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to improved green coffee margins on larger volume sales. Gross profit as a percentage of revenues in the commercial coffee segment increased by 4.5% to 3.8% for the six months ended June 30, 2018, compared to a negative 0.7% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the six months ended June 30,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$49,822	$46,050	8.2%
Gross Profit % of Revenues	69.0%	67.0%	2.0%
Commercial coffee	572	(82)	797.6%
Gross Profit % of Revenues	3.8%	(0.7)%	4.5%
Total	$50,394	$45,968	9.6%
Gross Profit % of Revenues	57.8%	57.3%	0.5%

Operating Expenses

For the six months ended June 30, 2018, our operating expenses increased 1.4% to $49,717,000 as compared to $49,044,000 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the distributor compensation paid to our independent distributors in the direct selling segment decreased 0.1% to $32,065,000 from $32,105,000 for the six months ended June 30, 2017. This decrease was primarily attributable to the price increases reflected in revenues, which did not impact commissionable base revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.4% for the six months ended June 30, 2018 as compared to 46.7% for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the sales and marketing expense decreased by $1,000 to $6,575,000 from $6,576,000 for the six months ended June 30, 2017. In the direct selling segment, sales and marketing costs decreased by 2.6% to $6,141,000 for the six months ended June 30, 2018 compared to $6,303,000 for the same period last year. This was primarily due to reduction in distributor events in the first quarter of 2018 as compared to the six months ended June 30, 2017, partially offset by Asia convention cost held in Malaysia during the second quarter of 2018 and increased compensation expense. In the commercial coffee segment, sales and marketing costs increased by $161,000 to $434,000 for the six months ended June 30, 2018 compared to $273,000 for the same period last year, primarily due to increased advertising and promotion costs and compensation expense.

For the six months ended June 30, 2018, the general and administrative expense increased 6.9% to $11,077,000 from $10,363,000 for the six months ended June 30, 2017.  The increase in general and administrative expense was also due to increases in cost related to Russia, Mexico and Taiwan and New Zealand, depreciation and amortization costs, investor relations, salaries and other related costs, legal fees and accounting costs. Increases in general and administrative expense was offset primarily due to contingent liability revaluation that resulted in a benefit of $1,459,000 for the six months ended June 30, 2018 compared to a benefit of $680,000 for the six months ended June 30, 2017. The revaluation in the current year was primarily a result of eliminating the contingent liability related to an acquisition due to breach of the asset purchase agreement by the seller.

Operating Income (Loss)

For the six months ended June 30, 2018, operating income (loss) increased $3,753,000 to operating income of $677,000 as compared to an operating loss of $3,076,000 for the six months ended June 30, 2017. This was primarily due to the increase in gross profit of $4,426,000, offset by a slight increase in operating expenses of $673,000 discussed above.

Total Other Expense

For the six months ended June 30, 2018, total other expense increased by $253,000 to $3,439,000 as compared to $3,186,000 for the six months ended June 30, 2017. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense increased by $806,000 for the six months ended June 30, 2018 to $3,261,000 compared to $2,455,000 for the six months ended June 30, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $1,188,000, interest payments to investors associated with our Private Placement transactions of $504,000 and interest paid for other operating debt of $735,000. Non-cash interest primarily related to amortization costs of $844,000 and $15,000 of other non-cash interest, offset by interest income of $25,000.

Change in fair value of derivative liabilities was a benefit of $904,000 for the six months ended June 30, 2018, compared to $731,000 expense for the six months ended June 30, 2017. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

We recorded a non-cash extinguishment loss on debt of $1,082,000 for the six months ended June 30, 2018 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion. (See Note 6, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $272,400 in AMT refundable credits, and we expect that $136,200 will be refunded in 2018. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of $160,000 which is our estimated federal, state and foreign income tax expense for the six months ended June 30, 2018. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the six months ended June 30, 2018, we reported a net loss of $2,922,000 as compared to net loss of $4,789,000 for the six months ended June 30, 2017. The primary reason for the decrease in net loss when compared to the prior period was due to a net loss before income taxes of $2,762,000 in the current period compared to net loss before income taxes of $6,262,000 for the same period in the prior year and income tax expense of $160,000 in the current year compared to income tax benefit of $1,473,000 for the same period in the prior year. The decrease in net loss before income taxes was a result of the increase in gross profit offset by increases in other expense and operating expense,

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased to $2,203,000 for the three months ended June 30, 2018 compared to $745,000 in 2017 and increased to $3,723,000 for the six months ended June 30, 2018 compared to a negative $492,000 in 2017.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three and six months ended June 30, 2018 and 2017 is included in the table below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(614)	$(2,730)	$(2,922)	$(4,789)
Add/Subtract:
Interest, net	1,549	1,258	3,261	2,455
Income taxes (benefit) provision	(90)	(545)	160	(1,473)
Depreciation	470	373	902	764
Amortization	865	690	1,692	1,335
EBITDA	2,180	(954)	3,093	(1,708)
Add/Subtract:
Stock based compensation	215	358	452	485
Loss on extinguishment of debt	-	-	1,082	-
Change in the fair value of warrant derivative	(192)	1,341	(904)	731
Adjusted EBITDA	$2,203	$745	$3,723	$(492)

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2018 we had cash and cash equivalents of approximately $700,000 as compared to cash and cash equivalents of $673,000 as of December 31, 2017.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2018 was $1,676,000 as compared to net cash used in operating activities of $176,000 for the six months ended June 30, 2017. Net cash used in operating activities consisted of a net loss of $2,922,000 and $898,000 in changes in operating assets and liabilities offset by net non-cash operating activity of $ 2,144,000.

Net non-cash operating expenses included $2,594,000 in depreciation and amortization, $452,000 in stock-based compensation expense, $844,000 related to the amortization of debt discounts and issuance costs associated with our Private Placements, $98,000 prepaid advisory fees, $1,082,000 extinguishment loss on debt and $137,000 in deferred tax assets, offset by $904,000 related to the change in fair value of warrant derivative liability, $1,459,000 related to the change in the fair value of contingent acquisition debt and $700,000 related to increases in inventory reserves.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $2,440,000, inventory of $94,000, prepaid expenses and other current assets of $585,000, changes in accounts payable of $1,135,000, accrued distributor compensation of $14,000 and changes in the income tax receivable of $90,000. Increases in working capital primarily related to changes in deferred revenues of $1,502,000, accrued expenses and other liabilities of $1,958,000.

Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2018 was $210,000 as compared to net cash used in investing activities of $674,000 for the six months ended June 30, 2017. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $1,684,000 for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $870,000 for the six months ended June 30, 2017.

Net cash provided by financing activities consisted of the net proceeds of $3,289,000 related to the Series B Offering, $3,000 from the exercise of stock options, offset by net payments related to the line of credit of $894,000, $94,000 in payments of notes payable, $78,000 in payments related to contingent acquisition debt and $542,000 in payments related to capital lease financing obligations.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the six months ended June 30, 2018 of $2,922,000. Net cash used in operating activities was $1,676,000 for the six months ended June 30, 2018 compared to net cash used in operating activities of $176,000 for the six months ended June 30, 2017. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and/or will need to further reduce our expenses from current levels. We do not currently have any commitments from any third parties to provide us with capital. These factors raise substantial doubt about our ability to continue as a going concern.

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

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. Revenue for this contract covers the period 2019 through 2023 with first shipments expected to begin in January of 2019.

On July 18, 2018, we entered into lending agreements with three separate entities and received loans in the total amount of $2 million to be paid back with periodic payments, including accrued interest, over an 8-month period.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2018.

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

ITEM 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying condensed consolidated financial statements as of June 30, 2018 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant net losses during the six months ended June 30, 2018 of $2,922,000 and $4,789,000 for the six months ended June 30, 2017. Net cash used in operating activities was $1,676,000 for the six months ended June 30, 2018 compared to net cash used in operating activities of $176,000 for the six months ended June 30, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of June 30, 2018, our current rate of cash requirements, we will need to raise additional capital and/or will need to reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can reduce our expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the six months ended June 30, 2018 have been previously reported except for the sales of unregistered securities set forth below.

On April 1, 2018, we entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock, of which were issued in advance of the service period. During the three months ended June 30, 2018, we issued 50,000 shares of restricted common stock in connection with this agreement. The issuance of the stock was exempt from the registration provisions of the Securities Act under the exemption provided for by Section 4(a)(2) thereof for transactions not involving public offerings.

On April 1, 2018, we entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock, of which were issued in advance of the service period. During the three months ended June 30, 2018, we issued 75,000 shares of restricted common stock in connection with this agreement. The issuance of the stock was exempt from the registration provisions of the Securities Act under the exemption provided for by Section 4(a)(2) thereof for transactions not involving public offerings.

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: August 13, 2018	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)