Form 10-Q
period 2018-09-30
Youngevity International, Inc.
filed 2018-11-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, the issuer had 22,836,193 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS Current Assets
Cash and cash equivalents	$2,298	$673
Accounts receivable, trade	6,137	4,314
Income tax receivable	140	106
Inventory	23,778	22,073
Prepaid expenses and other current assets	5,023	3,999
Total current assets	37,376	31,165

Property and equipment, net	13,733	13,707
Deferred tax assets	149	286
Intangible assets, net	16,822	20,908
Goodwill	6,323	6,323
Total assets	$74,403	$72,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,937	$11,728
Accrued distributor compensation	4,056	4,277
Accrued expenses	6,746	5,437
Deferred revenues	4,516	3,386
Line of credit	2,500	3,808
Other current liabilities	2,309	1,144
Capital lease payable, current portion	1,137	983
Notes payable, current portion	139	176
Convertible notes payable, current portion	6,860	2,828
Warrant derivative liability	8,537	3,365
Contingent acquisition debt, current portion	702	587
Total current liabilities	47,439	37,719

Capital lease payable, net of current portion	839	694
Notes payable, net of current portion	4,281	4,372
Convertible notes payable, net of current portion	-	8,336
Contingent acquisition debt, net of current portion	10,116	13,817

Commitments and contingencies (Note 1)

Convertible Preferred Stock, Series C $0.001 par value, 700,000 shares authorized at September 30, 2018 and zero at December 31, 2017; 354,704 shares
issued and outstanding at September 30, 2018 and zero at December 31, 2017. $3.4 million liquidation preference at September 30, 2018	2,309	-

Stockholders’ equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Convertible Preferred Stock, Series B - 315,967 shares issued and outstanding at September 30, 2018 and zero at December 31, 2017. $3.0 million liquidation preference at September 30, 2018	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 21,956,869 and 19,723,285 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	22	20
Additional paid-in capital	184,369	171,405
Accumulated deficit	(175,025)	(163,693)
Accumulated other comprehensive income (loss)	53	(281)
Total stockholders’ equity	9,419	7,451
Total liabilities and stockholders’ equity	$74,403	$72,389

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$39,082	$44,395	$126,331	$124,655
Cost of revenues	15,370	18,631	52,225	52,923
Gross profit	23,712	25,764	74,106	71,732
Operating expenses
Distributor compensation	15,076	17,391	47,141	49,496
Sales and marketing	3,962	4,074	10,537	10,650
General and administrative	3,880	6,116	14,957	16,479
Loss on impairment of intangible assets	2,200	-	2,200	-
Total operating expenses	25,118	27,581	74,835	76,625
Operating loss	(1,406)	(1,817)	(729)	(4,893)
Interest expense, net	(1,407)	(1,752)	(4,668)	(4,207)
Change in fair value of warrant derivative liability	(5,538)	1,519	(4,634)	788
Extinguishment loss on debt	-	(308)	(1,082)	(308)
Total other expense	(6,945)	(541)	(10,384)	(3,727)
Loss before income taxes	(8,351)	(2,358)	(11,113)	(8,620)
Income tax provision (benefit)	59	(1,290)	219	(2,763)
Net loss	$(8,410)	$(1,068)	$(11,332)	$(5,857)
Preferred stock dividends	(92)	(3)	(137)	(9)
Accretion of discount from beneficial conversion feature on preferred stock	(1,386)	-	(1,386)	-
Net loss attributable to common stockholders	$(9,888)	$(1,071)	$(12,855)	$(5,866)

Net loss per share, basic	$(0.46)	$(0.05)	$(0.61)	$(0.30)
Net loss per share, diluted	$(0.46)	$(0.05)	$(0.61)	$(0.30)

Weighted average shares outstanding, basic	21,686,085	19,678,577	20,986,151	19,655,312
Weighted average shares outstanding, diluted	21,686,085	19,678,577	20,986,151	19,655,312

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(8,410)	$(1,068)	$(11,332)	$(5,857)
Foreign currency translation	105	(16)	334	(2)
Total other comprehensive income (loss)	105	(16)	334	(2)
Comprehensive loss	$(8,305)	$(1,084)	$(10,998)	$(5,859)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(11,332)	$(5,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,781	3,230
Stock-based compensation expense	922	471
Amortization of debt discounts and issuance costs	1,158	1,252
Amortization of prepaid advisory fees	249	42
Stock issuance for services	-	200
Stock issuance related to debt financing	-	106
Fair value of warrant issuance	-	341
Change in fair value of warrant derivative liability	4,634	(788)
Expenses allocated in profit sharing agreement	-	(195)
Change in fair value of contingent acquisition debt	(4,076)	(1,020)
Extinguishment loss on debt	1,082	308
Changes in inventory reserve	(765)	-
Loss on impairment of intangible assets	2,200	-
Deferred taxes	137	(2,846)
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(1,823)	(1,452)
Inventory	(940)	440
Prepaid expenses and other current assets	(263)	(282)
Accounts payable	(1,642)	2,143
Accrued distributor compensation	(221)	515
Deferred revenues	1,130	129
Accrued expenses and other liabilities	1,071	1,480
Income taxes receivable	(34)	-
Net Cash Used in Operating Activities	(4,732)	(1,783)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(50)	(175)
Purchases of property and equipment	(252)	(690)
Net Cash Used in Investing Activities	(302)	(865)

Cash Flows from Financing Activities:
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	3,289	-
Proceeds from issuance of Series C convertible preferred stock, net of offering costs	3,197	-
Proceeds from private placement of common stock, net of offering costs	985	-
Proceeds from issuance of convertible notes, net of offering costs	-	2,720
Proceeds from the exercise of stock options and warrants, net	3	28
Proceeds from factoring company	-	1,723
Proceeds from short-term notes payable	1,907	-
Payments net of proceeds on line of credit	(1,308)	-
Payments of notes payable	(732)	(159)
Payments of contingent acquisition debt	(137)	(440)
Payments of capital leases	(840)	(718)
Dividends paid on preferred stock	(39)	-
Net Cash Provided by Financing Activities	6,325	3,154
Foreign Currency Effect on Cash	334	(2)
Net increase in cash and cash equivalents	1,625	504
Cash and Cash Equivalents, Beginning of Period	673	869
Cash and Cash Equivalents, End of Period	$2,298	$1,373

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,517	$2,773
Income taxes	$33	$31

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$1,113	$398
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments (see Note 4)	$527	$5,920
Stock issued for services (see Note 9)	$1,010	$150
Fair value of the bifurcated embedded conversion option recorded as a derivative liability	$-	$330
Fair value of warrants issued in connection with financing recorded as a derivative liability	$-	$2,334
Conversion of 2017 Notes to common stock (see Note 6)	$7,254	$-
Dividends declared but not paid at end of period (see Note 9)	$89	$-
Change in warrant derivative liability to equity classification, Warrant Modification (see Note 7)	$284	$-

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Description of Business and Summary of Significant Accounting Policies

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

The statements presented as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results for interim periods are not necessarily indicative of the results for the entire year.

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

Segment Information

The Company has two reportable segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” During the three months ended September 30, 2018, the Company derived approximately 88% of its revenue from its direct selling segment and approximately 12% of its revenue from its commercial coffee segment. During the three months ended September 30, 2017, the Company derived approximately 85% of its revenue from its direct selling segment and approximately 15% of its revenue from its commercial coffee segment. During the nine months ended September 30, 2018, the Company derived approximately 84% of its revenue from its direct selling segment and approximately 16% of its revenue from its commercial coffee segment. During the nine months ended September 30, 2017, the Company derived approximately 86% of its revenue from its direct selling segment and approximately 14% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the nine months ended September 30, 2018 of $11,332,000 and $5,857,000 for the nine months ended September 30, 2017. Net cash used in operating activities was $4,732,000 for the nine months ended September 30, 2018 compared to net cash used in operating activities of $1,783,000 for the nine months ended September 30, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates revenues to continue to grow and it intends to make necessary cost reductions related to international operations that are not performing and reduce non-essential expenses.

The Company also believes with the recent increase in the Company’s trading volume of its common stock and increase in stock price, it should be able to raise additional funds through equity financings and/or debt restructuring.

Between August 31, 2018 and September 28, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with five (5) investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold, in a private placement, (the “August 2018 Private Placement”) an aggregate of 210,527 shares of common stock and received gross proceeds of $1,000,003. The net proceeds to the Company from the August 2018 Private Placement were $985,000 after deducting advisory fees, closing and issuance costs.

Between August 17, 2018 and September 28, 2018, the Company entered into Securities Purchase Agreements (the “Preferred Purchase Agreements”) with 11 investors, pursuant to which the Company sold in a private placement (the “Preferred Offering”) an aggregate of 354,704 shares of Series C convertible preferred stock and received gross proceeds of $3,369,729. The net proceeds to the Company from the Preferred Offering were approximately $3,197,000 after deducting commissions, closing and issuance costs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under the Company’s stock-based compensation plan, fair value of assets and liabilities acquired in business combinations, capital leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

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

The outstanding principal balance of the Agreement bears interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

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

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,500,000 and $3,808,000 as of September 30, 2018 and December 31, 2017, respectively.

Short-term Notes Payable

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three separate entities and received loans in the total amount of $2,000,000 to be paid back over an eight-month period on a monthly basis. Payments are comprised of principal and accrued interest with an effective interest rate between 29% and 35%. The Company’s outstanding balance related to the Lending Agreements is approximately $1,303,000 as of September 30, 2018 and is included in other current liabilities on the Company’s balance sheet as of September 30, 2018.

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $34,000 and $61,000 from WVNP Inc., for the three months ended September 30, 2018 and 2017, respectively, and $151,000 and $142,000 for the nine months ended September 30, 2018 and 2017, respectively. In addition, Mr. Renton is a distributor of the Company and earns commissions on product sales.

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and owns a note (the “2014 Note”) issued in the Company’s private placement consummated in 2014 (the “2014 Private Placement”) in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued in the 2014 Private Placement exercisable for 14,673 shares of common stock. Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $37,615 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued, in the 2017 Private Placement, exercisable for 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the “2015 Note” he owned, acquired in the Company’s private placement consummated in 2015 (the “2015 Private Placement”), a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. He also owns 58,129 shares of common stock and an option to purchase 5,000 shares of common stock that are immediately exercisable. On March 30, 2018, the Company completed its Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of the Company’s common stock.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company

The Company’s coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $1,896,000 and $3,533,000 from this supplier for the three months ended September 30, 2018 and 2017, respectively and $8,969,000 and $8,707,000 for the nine months ended September 30, 2018 and 2017, respectively.

In addition, CLR sold approximately $117,000 and $2,387,000 for the three months ended September 30, 2018 and 2017, respectively and $3,419,000 and $3,934,000 for the nine months ended September 30, 2018 and 2017, respectively, of green coffee beans to H&H Coffee Group Export, a Florida based company which is affiliated with H&H.

H&H Coffee Group Export also participated in the Company’s Series B Offering and purchased 126,316 shares of Series B Convertible Preferred Stock at $9.50 per share for an aggregate investment of $1,200,000. As of September 30, 2018, the Series B Convertible Preferred Stock held by H&H Coffee Group Export remains outstanding.

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

Deferred Revenues and Costs

As of September 30, 2018, and December 31, 2017, the balance in deferred revenues was approximately $4,516,000 and $3,386,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events. In addition, the Company recognizes deferred revenue from the commercial coffee segment.

Deferred revenue related to Heritage Makers was approximately $2,356,000 and $1,882,000, as of September 30, 2018, and December 31, 2017, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of September 30, 2018, and December 31, 2017, the balance in deferred costs was approximately $447,000 and $433,000, respectively, and is included in prepaid expenses and current assets.

Deferred revenue related to CLR as of September 30, 2018 and December 31, 2017 was approximately $2,015,000 and $1,291,000, respectively, and represents deposits on customer orders that have not yet been completed and shipped.

Deferred revenue related to pre-enrollment in upcoming conventions and distributor events of approximately $145,000 and $213,000, as of September 30, 2018 and December 31, 2017, respectively, relate primarily to the Company’s 2018 events. The Company does not recognize this revenue until the event occurs.

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

During the Company’s second quarter ended June 30, 2018 the Company completed its 2018 harvest and recognized $439,000 in inventory costs.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the, “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses public entities that issue warrants, convertible debt or convertible preferred stock that contain down round features.  Part II of this update recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is expected to adopt the standard no later than January 1, 2019. The Company is currently assessing the impact that the new standard will have on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. ASU 2016-09 was effective for the Company beginning January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 for public companies, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company is currently assessing the impact that the new standard will have on its condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of the Company’s operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2018. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact of this ASU, and related subsequent updates, will have on its condensed consolidated financial statements. As of September 30, 2018, the Company is in the process of reviewing the guidance to identify how this ASU will apply to the Company's revenue reporting process in 2019. The final impact of this ASU on the Company's condensed consolidated financial statements will not be known until the assessment is complete. The Company will update disclosures in future periods as the analysis is completed.

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

Potentially dilutive securities were 8,053,426 for the three and nine months ended September 30, 2018. Potentially dilutive securities were 7,506,283 for the three and nine months ended September 30, 2017.

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Finished goods	$11,366	$10,994
Raw materials	14,241	12,143
	25,607	23,137
Reserve for excess and obsolete	(1,829)	(1,064)
Inventory, net	$23,778	$22,073

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

During the nine months ended September 30, 2018, the Company entered into two acquisitions, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network within the direct selling segment, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and acquired company’s distributors and clients will gain access to products offered by the Company.

As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

During the nine months ended September 30, 2018 the Company adjusted the preliminary purchase price for one of its 2017 acquisitions and two 2018 acquisitions which, resulted in an adjustment to the related intangibles and contingent debt in the amount of $1,933,000. In addition, during the nine months ended September 30, 2018 the Company removed the contingent debt associated with the Nature’s Pearl Corporation acquisition from 2016 due to a breach of the asset purchase agreement by Nature's Pearl and amended certain terms of the existing agreement. As a result, the Company is no longer obligated under the related asset purchase agreement to make payments. The Company recorded a reduction to the acquisition debt for Nature’s Pearl Corporation in the amount of approximately $1,246,000 with a corresponding credit to general and administrative expense in the Statement of Operations.

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

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the current quarter, the Company reviewed the initial valuation of $1,375,000 and reduced it by $778,000 based on information that existed as of the acquisition date but was not known to the Company at that time. The contingent liability was also reduced by $778,000.

The revenue impact from the ViaViente acquisition, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was approximately $362,000 and $1,053,000, respectively.

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

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the current quarter, the Company reviewed the initial valuation of $1,085,000 and reduced it by $526,000 based on information that existed as of the acquisition date but was not known to the Company at that time. The contingent liability was also reduced by $526,000.

The revenue impact from the Nature Direct acquisition, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was approximately $307,000 and $962,000, respectively.

The pro-forma effect assuming the business combination with Nature Direct discussed above had occurred at the beginning of the year is not presented as the information was not available.

2017 Acquisition of BeautiControl (impairment of intangible assets)

On December 13, 2017, the Company entered into an agreement with BeautiControl whereby the Company acquired certain assets of the BeautiControl cosmetic company. BeautiControl was a direct sales company specializing in cosmetics and skincare products.

The contingent consideration’s estimated fair value at the date of acquisition was $2,625,000. The purchase price allocation was as follows (in thousands):

Distributor organization	$1,275
Customer-related intangible	765
Trademarks and trade name	585
Total purchase price	$2,625

In determining the fair value of the assets acquired and the purchase price, initially it was based on a number of products to be made available to the Company through collaboration with the seller, and ensuring active participation by BeautiControl’s distributor organization. Delays in the Company’s ability to access many key products have substantially reduced the potential to deliver the revenues initially anticipated. As a result of this, when the Company re-assessed the contingent liability as of September 30, 2018 the Company recorded an adjustment to reduce the contingent liability by approximately $2,200,000 and a corresponding reduction to the contingent liability revaluation expense included in general and administrative expense. The Company also determined that the underlying intangible assets were impaired and recorded an adjustment to reduce the intangible assets of approximately $2,200,000 resulting in a corresponding loss on impairment on the Company’s condensed statements of operations for the three and nine months ended September 30, 2018, which reduced the corresponding intangible assets to the following:

Distributor organization	$197
Customer-related intangible	127
Trademarks and trade name	101
Total	$425

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

Intangible assets consist of the following (in thousands):

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$15,050	$9,394	$5,656	$16,204	$8,363	$7,841
Trademarks and trade names	7,553	1,669	5,884	7,779	1,229	6,550
Customer relationships	10,673	5,578	5,095	10,966	4,711	6,255
Internally developed software	720	533	187	720	458	262
Intangible assets	$33,996	$17,174	$16,822	$35,669	$14,761	$20,908

Amortization expense related to intangible assets was approximately $724,000 and $712,000 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to intangible assets was approximately $2,416,000 and $2,047,000 for the nine months ended September 30, 2018 and 2017, respectively.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of September 30, 2018 and December 31, 2017, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

During the three months ended September 30, 2018, the Company also determined that the underlying intangible assets associated with its BeautiControl acquisition were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 4, above).

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of September 30, 2018 and December 31, 2017 was $6,323,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three and nine months ended September 30, 2018 and 2017, other than discussed above and in Note 4 above.

Goodwill consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Total goodwill	$6,323	$6,323

Note 6. Convertible Notes Payable

Total convertible notes payable as of September 30, 2018 and December 31, 2017, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	September 30, 2018	December 31, 2017
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$4,750	$4,750
Debt discounts	(873)	(1,659)
Carrying value of 2014 Notes	3,877	3,091

8% Convertible Notes due October and November 2018 (2015 Notes), principal	3,000	3,000
Debt discounts	(17)	(172)
Carrying value of 2015 Notes	2,983	2,828

8% Convertible Notes due July and August 2020 (2017 Notes), principal	-	7,254
Fair value of bifurcated embedded conversion option of 2017 Notes	-	200
Debt discounts	-	(2,209)
Carrying value of 2017 Notes	-	5,245
Total carrying value of convertible notes payable	$6,860	$11,164

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements related to the 2014 Private Placement with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. As of September 30, 2018 and December 31, 2017 the principal amount of $4,750,000 remains outstanding.

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

The Company recorded debt discounts of $4,750,000 related to the beneficial conversion feature of $1,053,000 and $3,697,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 Notes. As of September 30, 2018 and December 31, 2017, the remaining balance of the debt discounts is approximately $793,000 and $1,504,000, respectively. The quarterly amortization of the debt discounts is approximately $237,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2014 Notes. As of September 30, 2018 and December 31, 2017 the remaining balance of the issuance costs is approximately $80,000 and $155,000, respectively. The quarterly amortization of the issuance costs is approximately $25,000 and is recorded as interest expense.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

November 2015 Private Placement

Between October 13, 2015 and November 25, 2015, the Company entered into Note Purchase Agreements related to the 2015 Private Placement with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,187,500 in the offering and converted $4,000,000 of debt from the Company’s private placement consummated in January 2015 to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible notes in the aggregate principal amount of $7,187,500, convertible into 1,026,784 shares of common stock, at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year warrants (the “2015 Warrants”) exercisable to purchase 479,166 shares of the Company’s common stock at a price per share of $9.00. The 2015 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018. See Note 11, below.

In connection with the 2017 Private Placement, three (3) investors from the 2015 Private Placement, converted their 2015 Notes in the aggregate amount of $4,200,349 including principal and accrued interest thereon into 2017 Notes for an equal principal amount in the 2017 Private Placement. The remaining principal balance in the 2015 Note of $3,000,000 remains outstanding as of September 30, 2018. The Company accounted for the conversion of the 2015 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50 as such the related debt discounts and issuance costs were adjusted appropriately.

The Company recorded debt discounts associated with the 2015 Notes of $309,000 related to the beneficial conversion feature of $15,000 and $294,000 related to the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2015 Notes. As of September 30, 2018 and December 31, 2017 the remaining balances of the debt discounts is approximately $3,000 and $36,000 respectively. The quarterly amortization of the remaining debt discount is approximately $11,000 and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2015 Notes. As of September 30, 2018 and December 31, 2017, the remaining balance of the issuance cost is approximately $8,000 and $92,000, respectively. The quarterly amortization of the remaining issuance costs is approximately $28,000 and is recorded as interest expense.

In addition, the Company issued warrants to the placement agent in connection with the 2015 Notes which were valued at approximately $384,000. As of September 30, 2018 and December 31, 2017, the remaining balance of the warrant issuance cost is approximately $6,000 and $45,000, respectively. The quarterly amortization of the remaining warrant issuance costs is approximately $13,000 and is recorded as interest expense.

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

The Company accounted for the automatic conversion of the 2017 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50, and as such the related debt discounts, issuance costs and bifurcated embedded conversion feature were adjusted as part of accounting for the conversion. The Company recorded a non-cash extinguishment loss on debt of $1,082,000 during the nine months ended September 30, 2018 as a result of the conversion of the 2017 Notes. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion.

The Company paid a placement fee of $321,248, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

The Company recorded debt discounts associated with the 2017 Notes of $330,000 related to the bifurcated embedded conversion feature. The embedded conversion feature was being amortized to interest expense over the term of the 2017 Notes. During the nine months ended September 30, 2018 the Company recorded $28,000 of amortization related to the debt discount cost.

Upon issuance of the 2017 Notes, the Company recognized issuance costs of approximately $1,601,000, resulting from the allocated portion of offering proceeds to the separable warrant liabilities. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the nine months ended September 30, 2018 the Company recorded $136,000 of amortization related to the warrant issuance cost.

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the nine months ended September 30, 2018 the Company recorded $53,000 of amortization related to the issuance costs.

Note 7. Derivative Liability

The Company recognizes and measures the warrants and the embedded conversion features issued in conjunction with the Company’s August 2018, July 2017, November 2015 and July 2014 Private Placements in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in the Company’s private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

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

Warrants

In August and September of 2018, the Company issued 421,051 three-year warrants to investors in the August 2018 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $822,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo pricing model, with the following assumptions: stock price volatility range of 61.42% - 65.79%, risk-free rate 2.70% - 2.88%, annual dividend yield 0% and expected life 3.0 years.

The estimated fair value of the outstanding warrant liabilities was $8,537,000 and $3,365,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in an increase of $5,538,000 and a decrease of $1,519,000 for the three months ended September 30, 2018 and 2017, respectively. The changes to the derivative liability for warrants resulted in an increase of $4,634,000 and a decrease of $788,000 for the nine months ended September 30, 2018 and 2017, respectively.

The estimated fair value of the warrants was computed as of September 30, 2018 and December 31, 2017 using a Monte Carlo pricing model, with the following assumptions:

	September 30, 2018	December 31, 2017
Stock price volatility	65.77% -76.69%	61.06%
Risk-free interest rates	2.51% - 2.88%	1.96%
Annual dividend yield	0%	0%
Expected life	0.83-3.00 years	1.58-2.78 years

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$702	$-	$-	$702
Contingent acquisition debt, less current portion	10,116	-	-	10,116
Warrant derivative liability	8,537	-	-	8,537
Total liabilities	$19,355	$-	$-	$19,355

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$587	$-	$-	$587
Contingent acquisition debt, less current portion	13,817	-	-	13,817
Warrant derivative liability	3,365	-	-	3,365
Embedded conversion option derivative	200	-	-	200
Total liabilities	$17,969	$-	$-	$17,969

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2018, 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2017	$3,365
Issuance	822
Adjustments to estimated fair value	4,634
Adjustment related to the modification of warrants (Note 7)	(284)
Balance at September 30, 2018	$8,537

The following table reflects the activity for the Company’s embedded conversion feature derivative liability associated with the Company’s 2017 Private Placement Notes measured at fair value using Level 3 inputs (in thousands):

Embedded Conversion Feature Derivative Liability
Balance at December 31, 2017	$200
Issuance	-
Adjustment related to the conversion of the 2017 Notes	(200)
Balance at September 30, 2018	$-

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2017	$14,404
Level 3 liabilities acquired	2,460
Level 3 liabilities settled	(137)
Adjustments to liabilities included in earnings	(4,076)
Adjustment to purchase price	(1,833)
Balance at September 30, 2018	$10,818

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. In some cases, there is no maximum amount of contingent consideration that can be earned by the sellers. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and nine months ended September 30, 2018 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $2,618,000 and $4,076,000, respectively, and is included in adjustments to liabilities in the table above. During the nine months ended September 30, 2018 the Company recorded a decrease of $1,246,000 as a result of the removal of the contingent debt associated with its Nature’s Pearl Corporation acquisition from 2016 whereby the Company was no longer obligated under the related asset purchase agreement to make payments (see Note 4, above).

During the three and nine months ended September 30, 2017 the net adjustment to the fair value of the contingent acquisition debt was a decrease of $340,000 and a decrease of $1,020,000, respectively.

Note 9.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “Common Stock” and “Preferred Stock”.

The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock (“Series A Convertible Preferred”), 1,052,631 has been designated as Series B convertible preferred stock (“Series B Convertible Preferred”), and 700,000 has been designated as Series C convertible preferred stock (“Series C Convertible Preferred”).

Common Stock

As of September 30, 2018, and December 31, 2017 there were 21,956,869 and 19,723,285 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2018, and December 31, 2017 and accrued dividends of approximately $133,000 and $124,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election.  Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of .10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

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

The Company has 315,967 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2018, and zero at December 31, 2017. During the nine months ended September 30, 2018, the Company received notice of conversion for 65,206 shares of Series B Convertible Preferred Stock which converted to 130,412 shares of common stock.

The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of $7,254,349 automatically converted into 1,577,033 shares of common stock (see Note 6, above.)

Upon liquidation, dissolution or winding up of the Company, each holder of Series B Preferred Stock shall be entitled to receive a distribution, to be paid in an amount equal to $9.50 for each and every share of Series B Preferred Stock held by the holders of Series B Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of Common Stock, the Series A Preferred Stock, or any other class or series of stock ranking junior to the Series B Preferred Stock.

Pursuant to the Certificate of Designation, the Company has agreed to pay cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Series B Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series B Convertible Preferred Stock have no voting rights. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and automatically converts into two (2) shares of common stock on its two-year anniversary of issuance.

Series C Convertible Preferred Stock

Between August 17, 2018 and September 28, 2018, the Company closed the first and second tranche of its Series C Offering, pursuant to which the Company sold 354,704 shares of Series C Convertible Preferred Stock at an offering price of $9.50 per share and agreed to issue two-year warrants (the “Preferred Warrants”) to purchase up to 709,408 shares of the Company’s common stock at an exercise price of $4.75 per share to Series C Preferred holders that voluntary convert their shares of Series C Preferred to the Company’s common stock within two-years from the issuance date. The shares of Series C Convertible Preferred Stock issued in the Series C Offering were sold pursuant to the Company’s Registration Statement, which was filed with the SEC on October 17, 2018.

Upon liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock shall be entitled to receive a distribution, to be paid in an amount equal to $9.50 for each and every share of Series C Preferred Stock held by the holders of Series C Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of Common Stock, the Series A Preferred Stock, the Series B Preferred Stock or any other class or series of stock ranking junior to the Series C Preferred Stock.

Pursuant to the Certificate of Designation, the Company has agreed to pay cumulative dividends on the Series C Convertible Preferred Stock from the date of original issue at a rate of 6.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. The Series C Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series C Convertible Preferred Stock have no voting rights. Each share of Series C Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and automatically converts into two (2) shares of common stock on its two-year anniversary of issuance.

The Company received gross proceeds in aggregate of $3,369,729. The net proceeds to the Company from the Series C Offering were approximately $3,197,000 after deducting commissions, closing and issuance costs.

The contingent obligation to issue warrants is considered an outstanding equity-linked financial instrument and was therefore recognized as equity classified warrants, initially measured at relative fair value of approximately $945,000, resulting in an initial discount to the carrying value of the Series C Preferred Stock.

The Series C Preferred Stock is automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption is outside of the Company’s control, the Series C Preferred Stock is classified in temporary equity. The discount to the Series C Preferred Stock liquidation preference is not being accreted as a deemed dividend, as it is not currently probable that the Series C Preferred Stock will become redeemable.

Due to the reduction of allocated proceeds to the contingently issuable common stock warrants and Series C Preferred Stock, the effective conversion price of the Series C Preferred Stock was less than the Company’s common stock price on each commitment date, resulting in an aggregate beneficial conversion feature of approximately $1,386,000, which reduced the carrying value of the Series C Preferred Stock. Since the conversion option of the Series C Preferred Stock was immediately exercisable, the beneficial conversion feature was immediately accreted as a deemed dividend, resulting in an increase in the carrying value of the C Preferred Stock of approximately $1,386,000.

As of September 30, 2018, there have been no conversions of Series C Preferred and no warrants have been issued. As of September 30, 2018, the 354,704 shares of Series C Convertible Preferred Stock remain outstanding.

Distributions to Preferred Stockholders

The following table presents cash dividends declared by the Company’s board of directors during the three and nine months ended September 30, 2018.

Declaration Date	Record Date	Payment Date	Cash Dividend Per Preferred Share
Series B Preferred Stock:
June 20, 2018	June 27, 2018	July 2, 2018	$0.12
June 20, 2018	September 26, 2018	October 2, 2018	$0.12

Amendments to Certificate of Incorporation or Bylaws

On August 16, 2018, the Company filed a Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock with the Secretary of State of the State of Delaware. On September 28, 2018 the Company filed a Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock with the Secretary of State of the State of Delaware increasing the number of authorized shares of Series C Convertible Preferred Stock from the original authorized issuance of 315,790 to 700,000.

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

Private Placement – Securities Purchase Agreement

Between August 31, 2018 and September 28, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with 5 investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold in the August 2018 Private Placement an aggregate of 210,527 shares of common stock at an offering price of $4.75 per share and the Investors agreed to purchase an aggregate of 210,527 shares of common stock at an offering price of $4.75 per share on or before the date (the “Second Closing Date”) that is three days from the effectiveness of the registration statement filed by the Company with the Securities Exchange Commission relating to the Offering (the “Registration Statement”), which Registration Statement was filed by the Company on October 17, 2018. Pursuant to the Purchase Agreements, the Company issued the Investors an aggregate of 75,000 additional shares of common stock as an advisory fee and issued Investors Warrants (the “Investor Warrants”) to purchase an aggregate of 421,051 shares of common stock (at an exercise price of $4.75 per share, of which 210,527 are exercisable upon issuance and the remaining 210,527 shares are exercisable any time after the Second Closing Date). The net proceeds to the Company from the August 2018 Private Placement were $985,000 after deducting advisory fees, closing and issuance costs. The Investor Warrants are ineligible for equity classification due to anti-dilution provisions contained therein (see Note 7, above).

The Purchase Agreement requires the Company to issue the Investor additional shares of the Company’s common stock in the event that the average of the 15 lowest closing prices for the Company’s common stock during the period beginning on August 31, 2018 and ending on the date 90 days from the effective date of the Registration Statement (the “Subsequent Pricing Period”) is less than $4.75 per share. The additional common shares to be issued are calculated as the difference between the common stock that would have been issued using the average price of such lowest 15 closing prices during the Subsequent Pricing Period less shares of common stock already issued pursuant to the August 2018 Private Placement. Notwithstanding the foregoing, in no event may the aggregate number of shares issued by the Company, including shares of common stock issued, shares of common stock underlying the warrants, the shares of common stock issued as advisory shares and True-up Shares exceed 2.9% of the Company’s issued and outstanding common stock as of August 31, 2018 for each $1,000,000 invested in the Company.

The True-up Share feature is considered to be embedded in the specific common shares purchased by each Investor, by way of the Purchase Agreement. As the economic characteristics and risks of the True-up Share feature are clearly and closely related to the common stock host contract, the True-up Share feature was not separately recognized in the private placement transaction.

The gross proceeds from each closing of the August 2018 Private Placement were first allocated to the Investor Warrants, with an aggregate initial fair value of approximately $822,000, with the residual amount allocated to the common stock issued in the offering, including the common stock issued to each Investor as an advisory fee.

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock and the shares to be issued as True-up Shares and the shares of common stock issuable upon exercise of the Investor Warrants, which registration statement was filed with the Securities and Exchange Commission on October 17, 2018.

On May 18, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of the Company’s common stock for sale, giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. On May 29, 2018, the SEC declared this registration statement effective.

Advisory Agreements

ProActive Capital Resources Group, LLC

On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to the September 1, 2015 initial agreement, the agreement was extended through August 2018 under six-month incremental service agreements under the same terms with the monthly cash payment remaining at $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of September 30, 2018, the Company has issued 30,000 shares of restricted common stock in connection with this agreement. During the three months ended September 30, 2018 and 2017, the Company recorded expense of approximately $7,000 and $14,000, respectively, and $31,000 and $42,000, during the nine months ended September 30, 2018 and 2017 in connection with amortization of the stock issuance.

Ignition Capital, LLC

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $29,000 and $59,000, respectively in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock compensation expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018.

Greentree Financial Group, Inc.

On March 27, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $44,000 and $88,000, respectively, in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock compensation expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018.

Capital Market Solutions, LLC.

On July 1, 2018, the Company entered into an agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services for a period of eighteen (18) months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay in cash a base fee of $300,000, payable as follows; $50,000 paid in August 2018, and the remaining balance shall be paid monthly in the amount of $25,000 through January 1, 2019. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $70,000, in connection with amortization of the stock issuance. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $75,000, in connection with the base fee. The stock issuance expense associated with the amortization of advisory fees is recorded as stock compensation expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of September 30, 2018 at a weighted-average cost of $5.30. There were no repurchases during the nine months ended September 30, 2018. The remaining number of shares authorized for repurchase under the plan as of September 30, 2018 is 553,406.

Warrants

As of September 30, 2018, warrants to purchase 3,169,234 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. As of September 30, 2018, 2,958,708 warrants are exercisable and expire at various dates through February 2023 and have a weighted average remaining term of approximately 1.60 years and are included in the table below as of September 30, 2018.

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

Warrants – Preferred Stock Offering

During the nine months ended September 30, 2018, the Company issued the selling agent in connection with the Series B Offering 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used the Black-Scholes option-pricing model (“Black-Scholes”) to estimate the fair value of the warrants issued to the selling agent of $75,000 as of the issuance date March 30, 2018.  The warrants remain outstanding as of September 30, 2018.

Warrants – August 2018 Private Placement

During the three months ended September 30, 2018, the Company issued the investors warrants to purchase an aggregate of 421,051 shares of common stock (at an exercise price of $4.75 per share, of which 210,525 were exercisable upon issuance and the remaining 210,526 shares are exercisable any time after the Second Closing Date) The Company determined that the warrants should be classified as derivative liabilities and used the Monte-Carlo option-pricing model to estimate the fair value of the warrants issued to the investors of $822,000 as of the issuance dates. The warrants remain outstanding as of September 30, 2018.

Warrants Activity

A summary of the warrant activity for the nine months ended September 30, 2018 is presented in the following table:

Number of Warrants
Balance at December 31, 2017	2,710,066
Issued	459,168
Expired / cancelled	-
Exercised	-
Balance at September 30, 2018	3,169,234

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 4,000,000 shares of common stock.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At September 30, 2018, the Company had 1,063,373 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the nine months ended September 30, 2018 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2017	1,584,523	$4.76	6.16	$126
Issued	894,295	4.02
Canceled / expired	(59,379)	5.75
Exercised	(612)	5.19		-
Outstanding September 30, 2018	2,418,827	$4.46	7.14	$5,484
Exercisable September 30, 2018	1,021,648	$4.51	4.53	$2,270

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2018 and 2017 was approximately $2.39 and $3.05, respectively.

Stock-based compensation expense included in the condensed consolidated statements of operations was $373,000 and a credit of $46,000 for the three months ended September 30, 2018 and 2017, respectively, and $618,000 and $440,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was approximately $3,062,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.31 years.

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

Number of Shares
Balance at December 31, 2017	500,000
Issued	-
Canceled	(12,500)
Balance at September 30, 2018	487,500

Stock-based compensation expense for restricted stock units included in the condensed consolidated statements of operations was $97,000 and $32,000 for the three months ended September 30, 2018 and 2017, respectively, and $304,000 and $32,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,909,000, which will be recognized over a weighted average period of 4.86 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Direct selling	$34,280	$37,954	$106,437	$106,734
Commercial coffee	4,802	6,441	19,894	17,921
Total revenues	$39,082	$44,395	$126,331	$124,655
Gross profit
Direct selling	$23,622	$25,472	$73,444	$71,522
Commercial coffee	90	292	662	210
Total gross profit	$23,712	$25,764	$74,106	$71,732
Operating income (loss)
Direct selling	$(487)	$(1,233)	$1,670	$(2,392)
Commercial coffee	(919)	(584)	(2,399)	(2,501)
Total operating loss	$(1,406)	$(1,817)	$(729)	$(4,893)
Net (loss) income
Direct selling	$(2,788)	$(1,311)	$(2,656)	$(2,958)
Commercial coffee	(5,622)	243	(8,676)	(2,899)
Total net loss	$(8,410)	$(1,068)	$(11,332)	$(5,857)
Capital expenditures
Direct selling	$132	$223	$247	$697
Commercial coffee	414	110	1,144	391
Total capital expenditures	$546	$333	$1,391	$1,088

	As of
	September 30, 2018	December 31, 2017
Total assets
Direct selling	$41,796	$44,082
Commercial coffee	32,607	28,307
Total assets	$74,403	$72,389

Total tangible assets, net located outside the United States were approximately $5.2 million as of September 30, 2018 and December 31, 2017.

The Company conducts its operations primarily in the United States. For the three months ended September 30, 2018 and 2017 approximately 14% and 12%, respectively, of the Company’s sales were derived from sales outside the United States. For the nine months ended September 30, 2018 and 2017 approximately 14% and 11%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
United States	$33,600	$39,013	$108,973	$111,524
International	5,482	5,382	17,358	13,131
Total revenues	$39,082	$44,395	$126,331	$124,655

Note 11.  Subsequent Events

On October 23, 2018, the Company entered into an agreement with Mr. Carl Grover to exchange (the “Debt Exchange”), subject to stockholder approval, all amounts owed under a 2014 Note held by him in the principal amount of $4,000,000 which matures on July 30, 2019, for 747,664 shares of the Company’s common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. A FINRA broker dealer, acted as the Company’s advisor in connection with the Debt Exchange. Upon a closing of the Debt Exchange, the Company has agreed to issue to the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. By a written consent dated October 29, 2018, the holders of a majority of the Company’s issued and outstanding common stock, Stephan Wallach and Michelle Wallach, approved the issuance of the foregoing securities.

On October 19, 2018, Carl Grover, an investor in the Company’s 2014 and 2015 Private Placements, exercised his right to convert all amounts owed under the note issued to him in the 2015 Private Placement in the principal amount of $3,000,000 which matured on October 12, 2018, into 428,571 shares of Common Stock (at a conversion rate of $7.00 per share), in accordance with its stated terms.

On October 5, 2018, the Company closed the final tranche of the August 2018 Private Placement and entered into Purchase Agreements with seven (7) investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold an aggregate of 104,738 shares of common stock at an offering price of $4.75 per share and the Investors agreed to purchase an aggregate of 104,738 shares of common stock at an offering price of $4.75 per share on or before the date (the “Second Closing Date”) that is three days from the effectiveness of the registration statement filed by the Company with the Securities Exchange Commission relating to the Offering (the “Registration Statement”), which Registration Statement was filed by the Company on October 17, 2018. In addition, the Company issued 209,475 three-year warrants exercisable at $4.75 of which 104,738 are immediately exercisable and the remaining 104,738 are exercisable after the Second Closing Date. The Company received gross proceeds of $497,505.

On October 4, 2018, the Company closed the final tranche of the Series C Preferred Stock Offering and entered into the Purchase Agreement with 24 accredited investors pursuant to which the Company sold 342,659 shares of Series C Preferred Stock, initially convertible into 685,318 shares of the Company’s common stock, at an offering price of $9.50 per share. Pursuant to the Purchase Agreement, the Company has agreed to issue a two-year warrant to purchase shares of common stock at an exercise price of $4.75 (the “Warrant”) to each investor that voluntarily converts their Series C Preferred Stock to common stock within two years from the issuance date of the Series C Preferred Stock. The Company received gross proceeds of $3,255,260.

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

In the direct selling segment, we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products, other service-based products on a global basis and more recently our Hemp FXTM hemp-derived cannabinoid product line and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,500 products to support a healthy lifestyle.

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

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. CLR acquired the Siles Plantation Family Group in 2014, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

We conduct our operations primarily in the United States. For the three months ended September 30, 2018 and 2017 approximately 14% and 12%, respectively, of our sales were derived from sales outside the United States. For the nine months ended September 30, 2018 and 2017 approximately 14% and 11%, respectively, of our sales were derived from sales outside the United States.

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

The World Federation of Direct Selling Association (“WFDSA”) reported in its “2017 Global Sales by Product Category” that the fastest growing product was Wellness followed by Cosmetics & Personal Care, representing 66% of retail sales. Top product categories that continue to gain market share: home and family care/durables, personal care, jewelry, clothing, leisure/educations. Wellness products include weight-loss products and dietary supplements. In the United States, as reported by The Direct Selling Association (“DSA”), 18.6 million people were involved in direct selling in 2017, a decrease of 1.8% compared to 2016. Estimated direct retail sales for 2017 was reported by the DSA’s 2018 Growth & Outlook Report to be $34.9 billion compared to $35.54 billion in 2017.

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

The United States Department of Agriculture (“USDA”) reported in its June 2018 “Coffee: World Markets and Trade” report for 2018/2019 that world coffee production is forecasted to be 11.4 million bags higher than the previous year at a record of 171.2 million bags, and that global consumption is forecasted at a record of 163.2 million bags. The report further indicated that for 2019, Central America and Mexico are forecasted to contribute 20.3 million bags of coffee beans and more than 45% of the exports are destined to the European Union and approximately 33% to the United States. The United States imports the second-largest amount of coffee beans worldwide and is forecasted at 27 million bags in 2019. In addition, in the USDA’s June 2017 report, it was anticipated that world exports of green coffee would remain steady totaling 111 million bags in 2018.

Recent Events

At our August 2018 Convention held in San Diego, California, we announced our new Hemp FXTM hemp-derived cannabinoid product line.  We are currently selling five products in this product line, all of which contain a proprietary hemp-derived cannabinoid oil as well as herbs, minerals and antioxidants and each of which contains less than 0.3% THC. The products are manufactured domestically and sold by our distributors in the 46 states that have not prohibited sales of hemp-derived products. See the risk factor “New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects” for a discussion regarding certain risks specific to these products.

On July 25, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. Revenue for this contract covers the period 2019 through 2023 with first shipments expected to begin in January of 2019.

New Acquisitions During the nine months ended September 30, 2018

Pursuant to an agreement dated March 1, 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in Anti-Oxidants and naturally-occurring vitamins and minerals. The maximum consideration payable by us is $3,000,000, subject to adjustments. We agreed to make monthly payments based on a percentage of ViaViente distributor revenue and royalty revenue until the earlier of the date that is five (5) years from the closing date or such time as we have paid ViaViente aggregate cash payments of ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

Pursuant to an agreement dated February 12, 2018, we acquired certain assets and certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. The maximum consideration payable by us is $2,600,000, subject to adjustments. We agreed to make monthly payments based on a percentage of Nature Direct distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Nature Direct aggregate cash payments of Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price. The final purchase price allocation has not been determined as of the filing of this report. See Note 4 to the condensed consolidated financial statements.

Overview of Significant Financing Events

Common Stock Private Placement

Between August 31, 2018 and September 28, 2018, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with 5 investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold in a private placement (the “2018 Private Placement”) an aggregate of 210,527 shares of common stock at an offering price of $4.75 per share and the Investors agreed to purchase an aggregate of 210,527 shares of common stock at an offering price of $4.75 per share on or before the date (the “Second Closing Date”) that is three days from the effectiveness of the registration statement filed by the Company with the Securities Exchange Commission relating to the Offering (the “Registration Statement”), which Registration Statement was filed by the Company on October 17, 2018. Pursuant to the Purchase Agreements, the Company issued the Investors an aggregate of 75,000 additional shares of common stock as an advisory fee and issued Investors Warrants (the “Investor Warrants”) to purchase an aggregate of 421,051 shares of common stock (at an exercise price of $4.75 per share, of which 210,527 are exercisable upon issuance and the remaining 210,527 shares are exercisable any time after the Second Closing Date). The Company received gross proceeds of $1,000,003. The net proceeds to the Company from the August 2018 Private Placement were $985,000 after deducting advisory fees, closing and issuance costs.

On October 5, 2018, we closed the final tranche of the August 2018 Private Placement and entered into Purchase Agreements with seven (7) investors with whom we had a substantial pre-existing relationship (the “Investors”) pursuant to which we sold an aggregate of 104,738 shares of common stock at an offering price of $4.75 per share. In addition, we issued 209,475 three-year warrants exercisable at $4.75 of which 104,738 are immediately exercisable and the remaining 104,738 are exercisable after the Second Closing Date. We received gross proceeds of $497,505.

Preferred Offerings

Series C convertible preferred stock

Between August 17, 2018 and September 28, 2018, we entered into a Securities Purchase Agreements (the “Preferred Purchase Agreements”) with 11 investors, pursuant to which we sold in a private placement (the “Preferred Offering”) an aggregate of 354,704 shares of Series C convertible preferred stock, par value $.001 (the Series C Preferred”) and agreed to issue warrants (the “Preferred Warrants”) to purchase up to 709,408 shares of our common stock at an exercise price of $4.75 per share to Series C Preferred holders that voluntarily convert their shares of Series C Preferred to the Company’s common stock prior to their two-year anniversary of issuance. As of September 30, 2018, there have been no conversions of Series C Preferred and no warrants have been issued. We received gross proceeds of $3,369,729. The net proceeds to us from the Preferred Offering were approximately $3,197,000 after deducting commissions, closing and issuance costs.

On October 4, 2018, we closed the final tranche of the Series C Preferred Stock Offering and entered into the Purchase Agreement with 24 accredited investors pursuant to which we sold 342,659 shares of Series C Preferred Stock, initially convertible into 685,318 shares of the Company’s common stock, at an offering price of $9.50 per share. We received gross proceeds of $3,255,260.

Note Conversion and Exchange

Effective October 19, 2018, Carl Grover, an investor in our 2014 and 2015 Private Placements, exercised his right to convert all amounts owed under the note issued to him in the 2015 Private Placement in the principal amount of $3,000,000 which matured in October 2018, into 428,571 shares of Common Stock (at a conversion rate of $7.00 per share), in accordance with its stated terms.

On October 23, 2018, we entered into an agreement with Mr. Grover to exchange, subject to stockholder approval, all amounts owed under a 2014 Note held by him in the principal amount of $4,000,000 which matures on July 30, 2019, for 747,664 shares of the Company’s common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. A FINRA broker dealer, acted as our advisor in connection with the Debt Exchange. Upon a closing of the Debt Exchange, we have agreed to issue to the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. By a written consent dated October 29, 2018, the holders of a majority of our issued and outstanding common stock, Stephan Wallach and Michelle Wallach, approved the issuance of the foregoing securities.

Results of Operations

The comparative financials discussed below show the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues

For the three months ended September 30, 2018, our revenues decreased 12.0% to $39,082,000 as compared to $44,395,000 for the three months ended September 30, 2017. During the three months ended September 30, 2018, we derived approximately 88% of our revenue from our direct selling sales and approximately 12% of our revenue from our commercial coffee sales. For the three months ended September 30, 2018, direct selling segment revenues decreased by $3,674,000 or 9.7% to $34,280,000 as compared to $37,954,000 for the three months ended September 30, 2017. This decrease was primarily attributed to a decrease of $4,622,000 in revenues from existing business, offset by revenues from new acquisitions of $948,000. We attribute the decrease from existing business primarily to a general weakness in North America direct selling business and supply chain challenges that predominantly negatively impacted revenues in the international markets. In addition, the Company changed its promotion strategy whereby it has significantly reduced promotions that impacted top line revenues through discounting while maintaining commission levels. The promotion in the current quarter targeted products with higher gross margins and utilized incentives that had less costly impact on profitability. For the three months ended September 30, 2018, commercial coffee segment revenues decreased by $1,639,000 or 25.4% to $4,802,000 as compared to $6,441,000 for the three months ended September 30, 2017. This decrease was primarily attributed to a decrease of $2,458,000 in green coffee sales, offset by an increase of $819,000 in roasted coffee sales. The decrease in green coffee sales was primarily due to our domestic financing company no longer willing to fund the green coffee business, which caused a temporary disruption in sales.

The following table summarizes our revenue in thousands by segment:

	For the three months ended September 30,		Percentage
Segment Revenues	2018	2017	change
Direct selling	$34,280	$37,954	(9.7)%
As a % of Revenue	88%	85%	3.0%
Commercial coffee	4,802	6,441	(25.4)%
As a % of Revenue	12%	15%	(3.0)%
Total Revenues	$39,082	$44,395	(12.0)%

Cost of Revenues

For the three months ended September 30, 2018, overall cost of revenues decreased approximately 17.5% to $15,370,000 as compared to $18,631,000 for the three months ended September 30, 2017. The direct selling segment cost of revenues decreased 14.6% to $10,658,000 when compared to the same period last year, primarily as a result of the lower revenues and decreases in shipping costs, royalty expense and product mix. The commercial coffee segment cost of revenues decreased 23.4% to 4,712,000 when compared to the same period last year. This was primarily attributable to the decrease in cost of sales of green coffee due to lower revenues in the green coffee business, offset by a slight increase in costs in the roasted coffee business.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended September 30, 2018, gross profit decreased approximately 8.0% to $23,712,000 as compared to $25,764,000 for the three months ended September 30, 2017. Overall gross profit as a percentage of revenues increased to 60.7%, compared to 58.0% in the same period last year.

Gross profit in the direct selling segment decreased by 7.3% to $23,622,000 from $25,472,000 in the prior period primarily as a result of the decrease in revenues, and the decrease in shipping costs and royalties expense discussed above. Gross profit as a percentage of revenues in the direct selling segment increased to 68.9% for the three months ended September 30, 2018, compared to 67.1% in 2017, primarily due to the price increases on certain products that went into effect on January 1, 2018 and changes to our product sales mix.

Gross profit in the commercial coffee segment decreased to $90,000 compared to $292,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to lower green coffee revenues. Gross profit as a percentage of revenues in the commercial coffee segment decreased to 1.9% for the three months ended September 30, 2018, compared to 4.5% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the three months ended September 30,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$23,622	$25,472	(7.3)%
Gross Profit % of Revenues	68.9%	67.1%	1.8%
Commercial coffee	90	292	(69.2)%
Gross Profit % of Revenues	1.9%	4.5%	(2.6)%
Total	$23,712	$25,764	(8.0)%
Gross Profit % of Revenues	60.7%	58.0%	2.7%

Operating Expenses

For the three months ended September 30, 2018, our operating expenses decreased 8.9% to $25,118,000 as compared to $27,581,000 for the three months ended September 30, 2017.

For the three months ended September 30, 2018, the distributor compensation paid to our independent distributors in the direct selling segment decreased 13.3% to $15,076,000 from $17,391,000 for the three months ended September 30, 2017. This decrease was primarily due to the lower revenues. Distributor compensation as a percentage of direct selling revenues decreased to 44.0% for the three months ended September 30, 2018 as compared to 45.8% for the three months ended September 30, 2017. This was primarily attributable to the price increases reflected in revenues, which did not impact commissionable base revenues.

For the three months ended September 30, 2018, the sales and marketing expense decreased 2.7% to $3,962,000 from $4,074,000 for the three months ended September 30, 2017. In the direct selling segment, sales and marketing costs decreased by 3.6% to $3,747,000 in the current quarter from $3,887,000 for the same period last year. This was primarily due to lower compensation costs and lower convention costs in the current quarter compared to the same quarter last year. In the commercial coffee segment, sales and marketing costs increased by $28,000 to $215,000 in the current quarter from $187,000 for the same period last year, primarily due to increased compensation costs.

For the three months ended September 30, 2018, the general and administrative expense decreased 36.6% to $3,880,000 from $6,116,000 for the three months ended September 30, 2017 primarily due to a benefit of $2,618,000 from the contingent liability revaluation for the three months ended September 30, 2018 compared to a benefit of $340,000 for the three months ended September 30, 2017. This benefit included a $2,200,000 adjustment to our contingent liability related to our acquisition of BeautiControl (see Note 4, to the condensed consolidated financial statements). Other changes include lower legal expense, IT related costs and workers compensation expense also decreased for the three months ended September 30, 2018. These decreases in general and administrative expense were offset by increases in depreciation and amortization costs, investor relations, stock-based compensation, accounting costs and increases in costs related to operations in Russia, Mexico, Taiwan, Colombia and New Zealand.

For the three months ended September 30, 2018, we recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl whereby the underlying intangible assets were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 4, to the condensed consolidated financial statements).

Operating Loss

For the three months ended September 30, 2018, operating loss decreased $411,000 to an operating loss of $1,406,000 as compared to an operating loss of $1,817,000 for the three months ended September 30, 2017. This was primarily due to the decrease in operating expenses discussed above, offset by the loss on impairment of intangible assets and a reduction in gross profit.

Total Other Expense

For the three months ended September 30, 2018, total other expense increased to $6,945,000 as compared to $541,000 for the three months ended September 30, 2017. Total other expense includes net interest expense and the change in the fair value of derivative liabilities.

Net interest expense decreased by $345,000 for the three months ended September 30, 2018 to $1,407,000 compared to $1,752,000 for the three months ended September 30, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $493,000, interest payments to investors associated with our Private Placement transactions of $155,000 and interest paid for other operating debt of $441,000. Non-cash interest primarily related to amortization costs of $314,000 and $4,000 of other non-cash interest.

Change in fair value of derivative liabilities increased by $7,057,000 for the three months ended September 30, 2018 to a $5,538,000 expense compared to a benefit of $1,519,000 for the three months ended September 30, 2017, as a result of the increase in our stock price when compared to the prior period. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $272,400 in AMT refundable credits, and we expect that $136,200 will be refunded in 2018. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized income tax expense of $59,000, which is our estimated federal, state and foreign income tax adjustment for the three months ended September 30, 2018 to reflect the proper estimated tax provision year-to-date.

Net Loss

For the three months ended September 30, 2018, we reported a net loss of $8,410,000 as compared to net loss of $1,068,000 for the three months ended September 30, 2017. The increase in net loss was a result of the increases in other expense discussed above and the decrease in gross profit, off-set by a decrease in operating expense. In addition, we recorded an income tax expense of $59,000 in the current quarter compared to an income tax benefit of $1,290,000 for the same period in the prior year.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues

For the nine months ended September 30, 2018, our revenues increased 1.3% to $126,331,000 as compared to $124,655,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we derived approximately 84% of our revenue from our direct selling sales and approximately 16% of our revenue from our commercial coffee sales. For the nine months ended September 30, 2018, direct selling segment revenues decreased by $297,000 or 0.3% to $106,437,000 as compared to $106,734,000 for the nine months ended September 30, 2017. This decrease was primarily attributed to a decrease of $6,889,000 in revenues from existing business, offset by revenues from new acquisitions of $6,592,000. We attribute the decrease from existing business primarily to a general weakness in North America direct selling business and supply chain challenges that predominantly negatively impacted revenues in the international markets. In addition, the Company changed its promotion strategy whereby it has significantly reduced promotions that impacted top line revenues through discounting while maintaining commission levels. The promotion in the current quarter targeted products with higher gross margins and utilized incentives that had less costly impact on profitability. For the nine months ended September 30, 2018, commercial coffee segment revenues increased by $1,973,000 or 11.0% to $19,894,000 as compared to $17,921,000 for the nine months ended September 30, 2017. This increase was primarily attributed to increased revenues from our roasted coffee business and green coffee business.

The following table summarizes our revenue in thousands by segment:

	For the nine months ended September 30,		Percentage
Segment Revenues	2018	2017	change
Direct selling	$106,437	$106,734	(0.3)%
As a % of Revenue	84%	86%	(2.0)%
Commercial coffee	19,894	17,921	11.0%
As a % of Revenue	16%	14%	2.0%
Total Revenues	$126,331	$124,655	1.3%

Cost of Revenues

For the nine months ended September 30, 2018, overall cost of revenues decreased by $698,000 or approximately 1.3% to $52,225,000 as compared to $52,923,000 for the nine months ended September 30, 2017. The direct selling segment cost of revenues decreased by $2,219,000 or 6.3% to $32,993,000 when compared to the same period last year, primarily as a result of the lower revenues, lower cost of product due to product mix, lower royalties, shipping costs and compensation expense offset by increase in inventory reserve. The commercial coffee segment cost of revenues increased by $1,521,000 or 8.6% when compared to the same period last year. This was primarily attributable to the increases in revenues related to the green coffee and roasted coffee business, additional costs related to green coffee procurement and increased inventory reserve, depreciation and wages expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the nine months ended September 30, 2018, gross profit increased approximately 3.3% to $74,106,000 as compared to $71,732,000 for the nine months ended September 30, 2017. Overall gross profit as a percentage of revenues increased to 58.7%, compared to 57.5% in the same period last year.

Gross profit in the direct selling segment increased by 2.7% to $73,444,000 from $71,522,000 in the prior period primarily as a result of the slight increase in revenues and the lower cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by 2.0% to 69.0% for the nine months ended September 30, 2018, compared to 67.0% in the same period last year. This increase was primarily due to the price increases on certain products that went into effect on January 1, 2018 and changes to our product sales mix.

Gross profit in the commercial coffee segment increased to $662,000 compared to $210,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to improved green coffee margins on larger volume sales. Gross profit as a percentage of revenues in the commercial coffee segment increased by 2.1% to 3.3% for the nine months ended September 30, 2018, compared to 1.2% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the nine months ended September 30,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$73,444	$71,522	2.7%
Gross Profit % of Revenues	69.0%	67.0%	2.0%
Commercial coffee	662	210	215.2%
Gross Profit % of Revenues	3.3%	1.2%	2.1%
Total	$74,106	$71,732	3.3%
Gross Profit % of Revenues	58.7%	57.5%	1.2%

Operating Expenses

For the nine months ended September 30, 2018, our operating expenses decreased 2.3% to $74,835,000 as compared to $76,625,000 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, the distributor compensation paid to our independent distributors in the direct selling segment decreased 4.8% to $47,141,000 from $49,496,000 for the nine months ended September 30, 2017. Distributor compensation as a percentage of direct selling revenues decreased to 44.3% for the nine months ended September 30, 2018 as compared to 46.4% for the nine months ended September 30, 2017. This decrease was primarily attributable to the price increases reflected in revenues, which did not impact commissionable base revenues.

For the nine months ended September 30, 2018, the sales and marketing expense decreased by $113,000 to $10,537,000 from $10,650,000 for the nine months ended September 30, 2017. In the direct selling segment, sales and marketing costs decreased by 3.0% to $9,888,000 for the nine months ended September 30, 2018 compared to $10,191,000 for the same period last year. This was primarily due to reduction in distributor events and convention costs for the nine months ended September 30, 2018 as compared to the same period last year. In the commercial coffee segment, sales and marketing costs increased by $190,000 to $649,000 for the nine months ended September 30, 2018 compared to $459,000 for the same period last year, primarily due to increased advertising and promotion costs and compensation expense.

For the nine months ended September 30, 2018, the general and administrative expense decreased 9.2% to $14,957,000 from $16,479,000 for the nine months ended September 30, 2017 primarily due to a benefit of $4,076,000 from the contingent liability revaluation for the nine months ended September 30, 2018 compared to a benefit of $1,020,000 for the nine months ended September 30, 2017. The revaluation in the current year included a $2,200,000 adjustment to our contingent liability in the current quarter related to our acquisition of BeautiControl and a $1,246,000 benefit in the second quarter of the current year as a result of eliminating the contingent liability related to an acquisition due to breach of the asset purchase agreement by the seller. Legal expense, IT related costs and workers compensation expense also decreased for the nine months ended September 30, 2018. These decreases in general and administrative expense were offset by increases in depreciation and amortization costs, investor relations, stock-based compensation, accounting costs and increases in costs related to operations in Russia, Mexico, Taiwan, Colombia and New Zealand.

For the nine months ended September 30, 2018, we recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 4, to the condensed consolidated financial statements).

Operating Loss

For the nine months ended September 30, 2018, operating loss decreased by $4,164,000 to an operating loss of $729,000 as compared to an operating loss of $4,893,000 for the nine months ended September 30, 2017. This was primarily due to the increase in gross profit of $2,374,000 and a decrease in operating expenses of $1,790,000 discussed above.

Total Other Expense

For the nine months ended September 30, 2018, total other expense increased by $6,657,000 to $10,384,000 as compared to $3,727,000 for the nine months ended September 30, 2017. Total other expense includes net interest expense and the change in the fair value of derivative liabilities.

Net interest expense increased by $461,000 for the nine months ended September 30, 2018 to $4,668,000 compared to $4,207,000 for the nine months ended September 30, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $1,681,000, interest payments to investors associated with our Private Placement transactions of $661,000 and interest paid for other operating debt of $1,176,000. Non-cash interest primarily related to amortization costs of $1,158,000 and $15,000 of other non-cash interest, offset by interest income of $25,000.

Change in fair value of derivative liabilities increased by $5,422,000 for the nine months ended September 30, 2018 to a $4,634,000 expense compared to a benefit of $788,000 for the nine months ended September 30, 2017, as a result of the increase in our stock price when compared to the prior period. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of derivative liabilities. As such, we expect future changes in the fair value of the warrants that may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

We recorded a non-cash extinguishment loss on debt of $1,082,000 for the nine months ended September 30, 2018 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued was based on the stock price on the date of the conversion. (See Note 6, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $272,400 in AMT refundable credits, and we expect that $136,200 will be refunded in 2018. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of $219,000 which is our estimated federal, state and foreign income tax expense for the nine months ended September 30, 2018. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the nine months ended September 30, 2018, we reported a net loss of $11,332,000 as compared to net loss of $5,857,000 for the nine months ended September 30, 2017. The primary reason for the increase in net loss when compared to the prior period was due to the increase in other expense discussed above, offset by increases in gross profit and decreases in operating expense. In addition, we recorded an income tax expense of $219,000 for the nine months ended September 30, 2018 as compared to an income tax benefit of $2,763,000 for the same period last year.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense and the non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased to $2,670,000 for the three months ended September 30, 2018 compared to a negative $359,000 in 2017 and increased to $6,393,000 for the nine months ended September 30, 2018 compared to a negative $851,000 in 2017.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, non-cash loss on impairment of intangibles, non-cash loss on extinguishment of debt and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three and nine months ended September 30, 2018 and 2017 is included in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(8,410)	$(1,068)	$(11,332)	$(5,857)
Add/Subtract:
Interest, net	1,407	1,752	4,668	4,207
Income taxes (benefit) provision	59	(1,290)	219	(2,763)
Depreciation	463	419	1,365	1,183
Amortization	724	712	2,416	2,047
EBITDA	(5,757)	525	(2,664)	(1,183)
Add/Subtract:
Stock based compensation - stock awards and warrant issuance	470	327	922	812
Stock based compensation - stock awards for advisory services	219	-	219	-
Loss on impairment of intangible assets	2,200	-	2,200	-
Loss on extinguishment of debt	-	308	1,082	308
Change in the fair value of warrant derivative	5,538	(1,519)	4,634	(788)
Adjusted EBITDA	$2,670	$(359)	$6,393	$(851)

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2018 we had cash and cash equivalents of approximately $2,298,000 as compared to cash and cash equivalents of $673,000 as of December 31, 2017.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2018 was $4,732,000 as compared to net cash used in operating activities of $1,783,000 for the nine months ended September 30, 2017. Net cash used in operating activities consisted of a net loss of $11,332,000 and $2,722,000 in changes in operating assets and liabilities offset by net non-cash operating activity of $9,322,000.

Net non-cash operating expenses included $3,781,000 in depreciation and amortization, $922,000 in stock-based compensation expense, $4,634,000 in change in fair value of derivative liability, $2,200,000 related to the loss on impairment of intangible assets, $1,158,000 related to the amortization of debt discounts and issuance costs associated with our Private Placements, $249,000 prepaid advisory fees, $1,082,000 extinguishment loss on debt and $137,000 in deferred tax assets, offset by $4,076,000 related to the change in the fair value of contingent acquisition debt and $765,000 related to increases in inventory reserves.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related changes in accounts receivable of $1,823,000, inventory of $940,000, prepaid expenses and other current assets of $263,000, changes in accounts payable of $1,642,000, accrued distributor compensation of $221,000 and changes in the income tax receivable of $34,000. Increases in working capital primarily related to changes in deferred revenues of $1,130,000 and accrued expenses and other liabilities of $1,071,000.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 was $302,000 as compared to net cash used in investing activities of $865,000 for the nine months ended September 30, 2017. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $6,325,000 for the nine months ended September 30, 2018 as compared to net cash provided by financing activities of $3,154,000 for the nine months ended September 30, 2017.

Net cash provided by financing activities consisted of the net proceeds of $3,289,000 related to the Preferred Series B offering, $3,197,000 related to the Preferred Series C offering, $985,000 related to the private placement stock offering, $1,907,000 from short-term debt, $3,000 from the exercise of stock options, offset by net payments related to the line of credit of $1,308,000, $732,000 in payments of notes payable, $137,000 in payments related to contingent acquisition debt, $840,000 in payments related to capital lease financing obligations and $39,000 in payments of dividends.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Net cash used in operating activities was $4,732,000 for the nine months ended September 30, 2018 compared to net cash used in operating activities of $1,783,000 for the nine months ended September 30, 2017. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and/or will need to further reduce our expenses from current levels.

We increased our Crestmark line of credit during the fourth quarter of 2017 and raised additional capital through our Preferred Series B offering that closed March 30, 2018 and Preferred Series C offering and private placement common stock offerings that closed in October of 2018; however, despite such actions, we do not believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We are also considering additional alternatives, including, but not limited to equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. Revenue for this contract covers the period 2019 through 2023 with first shipments expected to begin in January of 2019.

On July 18, 2018, we entered into lending agreements (the “Lending Agreements”) with three separate entities and received loans in the total amount of $2,000,000 million to be paid back by us with periodic payments, including accrued interest, over an 8-month period. The outstanding balance related to the Lending Agreement is approximately $1,303,000 as of September 30, 2018 and is included in other current liabilities on our balance sheet as of September 30, 2018.

We believe with the recent increase in our common stock trading volume and increase in stock price, that we should be able to raise additional funds through equity financings and/or debt restructuring.

Failure to raise additional funds from the issuance of equity securities and failure to implement cost reductions could adversely affect our ability to operate as a going concern. There can be no assurance that any cost reductions implemented will correct our going concern issue. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2018.

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

ITEM 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying condensed consolidated financial statements as of September 30, 2018 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the nine months ended September 30, 2018 of $11,332,000 and $5,857,000 for the nine months ended September 30, 2017. Net cash used in operating activities was $4,732,000 for the nine months ended September 30, 2018 compared to net cash used in operating activities of $1,783,000 for the nine months ended September 30, 2017. We do not currently believe our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of September 30, 2018, our current rate of cash requirements, we will need to raise additional capital and/or will need to reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can reduce our expenses.

The sale of additional common shares and advisory shares to the investors in our 2018 Private Placement, the exercise of the warrants issued with the 2018 Private Placement and warrants issued in connection with the conversion of the Series C Preferred Stock and the conversion of the Series C Preferred shares may cause dilution. The sale of the shares acquired by the investors, or the perception that such sales may occur, could cause the price of our common stock to fall.

In August, September and October 2018, we entered into the Purchase Agreements with the investors in our August 2018 Private Placement, pursuant to which the investors, have committed to purchase an aggregate of 630,526 common shares and an aggregate of 150,000 advisory shares. In addition, each Purchase Agreement provides that in the event that the average of the 15 lowest closing prices for our common stock during the period beginning on date of execution of such Purchase Agreement and ending on the date 90 days from the effective date of the registration statement that includes this prospectus is less than $4.75 per share, we will be required to issue additional common shares to the investors. The additional common shares and advisory shares that are to be sold pursuant to the Purchase Agreements in the future will be sold, commencing after the SEC has declared effective the registration statement that includes this prospectus.

In August, September and October 2018, we entered into the Series C Preferred Stock Purchase Agreement with 54 accredited investors pursuant to which we sold 697,363 Series C Preferred shares initially convertible into 1,394,726 shares of our common stock and agreed to issue warrants to purchase up to 1,394,726 shares of our common stock upon conversion of the Series C Preferred shares prior to the two-year anniversary of their issuance. In the event the average of the daily volume-weighted average price of the common stock for the 30 days preceding the two-year anniversary date of issuance is $6.00 or higher each Series C Preferred Shares automatically converts initially into two (2) shares of common stock. The issuance of additional shares of our common stock pursuant to the terms of the Purchase Agreements, exercise of the warrants from the August 2018 Private Placement and the warrants from the Series C offering and conversion of the Series C Preferred shares may cause dilution. Depending on market liquidity at the time, sales of the shares may cause the trading price of our common stock to fall.

The investors in our recent private placement and our Series C Preferred Stock offering may pay less than the then-prevailing market price for our Common Stock.

The common shares to be issued to the investors in our August 2018 Private Placement pursuant to the Purchase Agreements will be purchased at $4.75, which may be less than the prevailing prices. The warrants to be issued to the holders of the Series C Preferred Shares that convert their shares of Series C Preferred Shares prior to the two-year anniversary of their issuance will be issued for no additional consideration. If the price of the common stock is more than the price of the common shares, the exercise price of the August 2018 Private Placement warrants or the Preferred Stock Warrants or the conversion price of the Series C Preferred shares, the investors have a financial incentive to sell the shares immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the investors sell the shares, the price of our common stock could decrease.

The issuance of shares of the Series C Common Shares upon conversion of the Series C Preferred Shares would reduce the relative voting power of holders of our Common Stock, would dilute the ownership of such holders and may adversely affect the market price of our Common Stock.

The Series C Preferred shares have no voting rights, but each Series C Preferred share is currently convertible into two Series C Common shares. Conversion of the Series C Preferred Stock to Series C Common Shares would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series C Preferred Stock could adversely affect prevailing market prices of our Common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of Series C Preferred Shares have rights, preferences and privileges that are not held by, and are preferential to, the rights of our holders of Common Stock.

Upon our liquidation, dissolution or winding up, the holders of the Series C Preferred shares are entitled to receive dividends and payments upon our liquidation or winding up prior to any amounts paid to our holders of Series A Preferred Stock or Common stock and pari passu with the holders of our Series B Preferred Stock. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.

In addition, the holders of the Series C Preferred Shares also have certain redemption and conversion rights.

Our obligations to the holders of Series C Preferred Shares could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of the Series C Preferred Shares and holders of our common stock.

The redemption right of the holders of the Series C Preferred Shares may result in the use of our cash for purposes other than growing our business.

The terms of the Series C Preferred Shares provide the holders with the right to require us to redeem the stock at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00. This feature may have the effect of depleting our cash.

New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects.

Currently, we derive a small percent of our revenue from the sale of hemp-derived products. We believe that the sales of our hemp-derived products are in compliance with all applicable regulations since all of our products that contain hemp, contain less than 0.3% THC content and are sold only in states in the United States that have not prohibited the sale of hemp products. New legislation or regulations may be introduced at either the federal and/or state level which, if passed, could impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products, such as our Hemp FX™ CBD oil products. New legislation or regulations may also require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

“Marijuana” is illegal under the federal Controlled Substances Act (CSA). The federal Agricultural Act of 2014, along with the corresponding Consolidated Appropriations Act of 2016 provisions (as extended by resolution into 2018), provide for the cultivation of industrial hemp for purposes of research as part of agricultural pilot programs adopted by individual states. The uncertainty of conflicting interpretations of these legislative authorities, as they relate to the federal Controlled Substance Act’s provisions relating to the cultivation of “marijuana,” presents a substantial risk to the success and ongoing viability of the hemp industry in general and our ability to offer and market hemp-derived products. If federal or state regulatory authorities were to determine that industrial hemp and derivatives could be treated by federal and state regulatory authorities as “marijuana”, we could no longer offer our Hemp FX™ CBD oil products legally and could potentially be subject to regulatory action. Although we are unaware of any enforcement actions to date against the sale of hemp-related products, such as our products that contain less than 0.3% THC content, any enforcement action could be detrimental to our business. Violations of United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by the United States federal government including but not limited to disgorgement of profits, cessation of business activities or divestiture. Any such actions could have a material adverse effect on our business.

The U.S. Food and Drug Administration (the “ FDA ”), Federal Trade Commission (the “ FTC ”) and their state-level equivalents, also possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Border Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to the Company, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on the Company, its business and its results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the three months ended September 30, 2018 have been previously reported except for the sales of unregistered securities set forth below.

On July 1, 2018, we entered into an agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services for a period of eighteen (18) months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. During the three months ended September 30, 2018, we issued 100,000 shares of restricted common stock in connection with this agreement. The issuance of the stock was exempt from the registration provisions of the Securities Act under the exemption provided for by Section 4(a)(2) thereof for transactions not involving public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report:

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1
Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-54900)

3.2
Certificate of Increase to the Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2018 (File No. 000-54900)

4.1	Form of Warrant (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-54900)
4.2	Form of Warrant Agreement (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 000-54900)
4.3	Form of Warrant Agreement with Carl Grover (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (File No. 000-54900)
4.4
Form of $5.35 Warrant Agreement with Ascendant Alternative Strategies, LLC(Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (File No. 000-54900)

4.5
Form of $4.75 Warrant Agreement with Ascendant Alternative Strategies, LLC(Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (File No. 000-54900)

10.1
Form of Securities Purchase Agreement between Youngevity International, Inc. and Investor (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-54900)

10.2
Form of Registration Rights Agreement between Youngevity International, Inc. and Investor (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-54900)

10.3
Placement Agent Agreement, dated July 31, 2018, between Youngevity International, Inc. and Corinthian Partners, LLC (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 21, 2018 (File No. 000-54900)

10.4
Form of Securities Purchase Agreement by and between Youngevity International, Inc and the purchasers named therein (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 000-54900)

10.5
Form of Registration Rights Agreement by and between Youngevity International, Inc and the purchasers named therein (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 000-54900)

10.6
Exchange Agreement, dated October 23 2018, between Youngevity International, Inc. and Carl Grover (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (File No. 000-54900)

10.7
Advisory Agreement, dated October 23, 2018, between Youngevity International, Inc. and Ascendant Alternative Strategies, LLC (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 29, 2018 (File No. 000-54900)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: November 13, 2018	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)