Form 10-K
period 2018-12-31
Youngevity International, Inc.
filed 2019-04-15
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[X]
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

OR
[  ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from_______ to______

Commission file number 000-54900

 YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road,	91914
Chula Vista, CA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 619-934-3980

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.001 per share	Name of Each Exchange on which Registered: The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's recently completed second quarter, was approximately $29,347,000 based upon $4.13, the closing stock price reported on the NASDAQ Capital Market on that date.

The number of shares of registrant's common stock outstanding on April 12, 2019 was 28,818,471.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2018

-i-

YOUNGEVITY INTERNATIONAL, INC.
Annual Report (Form 10-K)
For Year Ended December 31, 2018

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

Overview

We are a leading multi-channel lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual main street of products and services under one corporate entity, we offer products from the six top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services.

During the year ended December 31, 2018, we operated in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2018, we derived approximately 85% of our revenue from our direct sales and approximately 15% of our revenue from our commercial coffee sales and during the year ended December 31, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. During 2019, we expanded our operations into a third segment, our commercial hemp segment, which includes field-to-finish hemp-CBD oil, isolate, and distillate market with our acquisition of the assets of Khrysos Global, Inc., a Florida corporation, that develops and sells equipment and related services to clients which enable them to extract cannabidiol (“CBD”) oils from hemp stock.

Direct Selling Segment - In the direct selling segment we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products on a global basis and more recently our Hemp FX™ hemp-derived cannabinoid product line and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,600 products to support a healthy lifestyle including:

Nutritional supplements	Gourmet coffee
Weight management	Skincare and cosmetics
Health and wellness	Packaged foods
Lifestyle products (spa, bath, home and garden)	Pet care
Digital products including scrap and memory books	Telecare health services
Apparel and fashion accessories	Business lending

Since 2012 we have expanded our operations through a series of acquisitions of the assets of other direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Set forth below is information regarding each of our acquisitions since 2012.

Business	Date of Acquisition	Product Categories

Khrysos Industries, Inc. (Khrysos Global)	February 12, 2019	CBD hemp extraction technology equipment manufacturer
ViaViente	March 1, 2018	Nutritional Supplements
Nature Direct	February 12, 2018	A manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use
BeautiControl, Inc.	December 13, 2017	Cosmetic and Skin Care Products
Future Global Vision, Inc.	November 6, 2017	Nutritional Supplements and Automotive Fuel Additive Products
Sorvana International, LLC (FreeLife International, Inc.)	July 1, 2017	Health and wellness products
Ricolife, LLC	March 1, 2017	Teas
Bellavita Group, LLC	March 1, 2017	Health and Beauty Products
Legacy for Life, LLC	September 1, 2016	Nutritional Supplements
Nature’s Pearl Corporation	September 1, 2016	Nutritional Supplements and Skin Care Products
Renew Interest, LLC (SOZO Global, Inc.)	July 29, 2016	Nutritional Supplements and Skin Care Products
South Hill Designs Inc.	January 20, 2016	Jewelry
PAWS Group, LLC	July 1, 2015	Pet treats
Mialisia & Co., LLC	June 1, 2015	Jewelry
JD Premium LLC	March 4, 2015	Dietary Supplement Company
Sta-Natural, LLC	February 23, 2015	Vitamins, Minerals and Supplements for families and their pets
Restart Your Life, LLC	October 1, 2014	Dietary Supplements
Beyond Organics, LLC	May 1, 2014	Organic Food and Beverages
Good Herbs, Inc.	April 28, 2014	Herbal Supplements
Biometics International, Inc.	November 19, 2013	Liquid Supplements
GoFoods Global, LLC	October 1, 2013	Packaged Foods
Heritage Markers, LLC	August 14, 2013	Digital Products
Livinity, Inc.	July 10, 2012	Nutritional Products
GLIE, LLC (DBA True2Life)	March 20, 2012	Nutritional Supplements

Set forth below is information regarding each of our 2018 and 2017 acquisitions.

Doctor’s Wellness Solutions Global LP (ViaViente)

Effective March 1, 2018, we acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in anti-oxidants and naturally-occurring vitamins and minerals. We are obligated to make monthly payments based on a percentage of the ViaViente distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of ViaViente’s products until the earlier of the date that is five (5) years from the closing date or such time as the Company has paid to ViaViente aggregate cash payments of the ViaViente distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

Nature Direct

Effective February 12, 2018, we acquired certain assets and assumed certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. We are obligated to make monthly payments based on a percentage of the Nature Direct distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Nature Direct products until the earlier of the date that is twelve (12) years from the closing date or such time as the Company has paid to Nature Direct aggregate cash payments of the Nature Direct distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

BeautiControl, Inc.

On December 13, 2017, we entered into an agreement with BeautiControl whereby we acquired certain assets of the BeautiControl cosmetic company. BeautiControl is a direct sales company specializing in cosmetics and skincare products. We are obligated to make monthly payments based on a percentage of BeautiControl’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid BeautiControl’s aggregate cash payments of BeautiControl’s distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

Future Global Vision, Inc.

Effective November 6, 2017, we acquired certain assets and assumed certain liabilities of Future Global Vision, Inc., a direct selling company that offers a unique line of products that include a fuel additive for vehicles that improves the efficiency of the engine and reduces fuel consumption. In addition, Future Global Vision, Inc., offers a line of nutraceutical products designed to provide health benefits that the whole family can use. We are obligated to make monthly payments based on a percentage of Future Global Vision, Inc.’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Future Global Vision Inc. aggregate cash payments of Future Global Vision Inc.’s distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

Sorvana International, LLC

Effective July 1, 2017, we acquired certain assets and assumed certain liabilities of Sorvana International “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. We are obligated to make monthly payments based on a percentage of Sorvana’s distributor revenue and royalty revenue until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid Sorvana’s aggregate cash payments of Sorvana’s distributor revenue and royalty revenue equal to the maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

BellaVita Group, LLC

Effective March 1, 2017, we acquired certain assets of BellaVita Group, LLC “BellaVita” a direct sales company and producer of health and beauty products with locations and customers primarily in the Asian market. We are obligated to make monthly payments based on a percentage of the BellaVita distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of BellaVita products until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid to BellaVita aggregate cash payments of the BellaVita distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

Ricolife, LLC

Effective March 1, 2017, we acquired certain assets of Ricolife, LLC “Ricolife” a direct sales company and producer of teas with health benefits contained within its tea formulas. We are obligated to make monthly payments based on a percentage of the Ricolife distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of Ricolife products until the earlier of the date that is twelve (12) years from the closing date or such time as we have paid to Ricolife aggregate cash payments of the Ricolife distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2, to the consolidated financial statements.)

Coffee Segment - We engage in the commercial sale of one of our products, our coffee, through our subsidiary CLR Roasters, LLC (“CLR”). We own a traditional coffee roasting business that produces coffee under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our distributor network. CLR was established in 2001 and is our wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers. In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the "Official Cafecito of the Miami Marlins" at Marlins Park in Miami, Florida. The current agreement with the Miami Marlins continues through the 2019 baseball season with an option to renew.

In January 2019, we acquired the Café Cachita Brand of espresso and in February we announced the expansion of our recently acquired Café Cachita Brand of espresso into over 500 retail stores throughout Southeastern Grocers.  The new distribution footprint now includes all Winn Dixie, Bi-Lo, Fresco Y Mas, Save Mart and Harvey stores.

Our roasting facility is located in Miami, Florida, is a 50,000 square foot plant and is SQF Level 2 certified, which is a stringent food safety process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

In March 2014, we expanded our commercial coffee segment and started our green coffee business with CLR’s acquisition of Siles Plantation Family Group, which is a wholly-owned subsidiary of CLR located in Matagalpa, Nicaragua. Siles Plantation Family Group includes “La Pita,” a dry-processing facility on approximately 26 acres of land and “El Paraiso,” a coffee plantation consisting of approximately 500 acres of land and thousands of coffee plants which produces 100 percent Arabica coffee beans that are shade grown, organic, Rainforest Alliance Certified™ and Fair Trade Certified™.

Mill Construction Agreement

On January 15, 2019 to accommodate CLR’s 2019 green coffee purchase contract, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of our common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of December 31, 2018, we have made deposits of $900,000 towards the Mill, which is included in construction in process in property and equipment, net in our consolidated balance sheet.

The plantation and dry-processing facilities allows CLR to control the coffee production process from field to cup. The dry-processing plant allows CLR to procure, produce and sell green coffee to major coffee suppliers in the United States and around the world. CLR has engaged a husband and wife team to operate the Siles Plantation Family Group by way of an operating agreement. The agreement provides for the sharing of profits and losses generated by the Siles Plantation Family Group after certain conditions are met. CLR has made substantial improvements to the land and facilities since 2014.

Commercial Hemp Segment - Through our February 2019 newly formed subsidiary, Khrysos Industries, Inc.(“KII”) (see below in 2019 Acquisitions), we are now engaged in the field-to-finish hemp-CBD oil, isolate, and distillate market. KII is a manufacturer of hemp-based CBD extraction equipment that enables clients to extract CBD oils from hemp stock. In addition, through INX Laboratories, Inc. (“INXL”), a wholly owned subsidiary of KII we own a laboratory testing facility that provides us with capabilities in regard to formulation, quality control, and testing standards with its CBD products.

2019 Acquisitions

The Acquisition of Khrysos Global, Inc. and INX Laboratories, Inc.

On February 15, 2019, pursuant to an Asset and Equity Purchase Agreement (the “AEPA”), dated February 11, 2019, by and among us, our wholly owned subsidiary, KII, Khrysos Global, Inc., a Florida corporation (“KGI”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”), KII acquired substantially all the assets (the “Assets”) of KGI and all the outstanding equity of INXL, a Florida corporation and INX Holdings, Inc., a Florida corporation (“INXH”). At closing, we issued to KGI, LD and the Representing Party an aggregate of 1,794,972 shares of our common stock which had a deemed value of $14,000,000 for the purposes of the AEPA and $500,000 in cash. Thereafter, KGI, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. In addition, we agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of our common stock and the approval of The Nasdaq Stock Market:

(i) a six-year warrant to purchase an aggregate 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $25,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(ii) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $75,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024; and

(iii) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $150,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(iv)  a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $10,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(v) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $30,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024; and

(vi) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $60,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

Products

Direct Selling Segment - Youngevity®

We offer more than 5,600 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into six verticals. (Health & Nutrition, Home & Family, Food & Beverage, Spa & Beauty, Apparel & Jewelry, and Services.)

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

Our acquisition of Heritage Makers in August of 2013 allowed customers and distributors to create and publish a number of products utilizing their personal photos. Soon after, we introduced Our Memories For Life, a scrapbooking and memory keeping line of products, and Anthology DIY by Lisa Bearnson, a creative new approach to start to finish DIY projects. Heritage Makers provides ongoing access to Studio, a user friendly, online program, where a person can make one of a kind keepsake; storybooks, photo gifts and more, using Heritage Makers rich library of digital art and product templates. Products available include Storybooks, Digital Scrapbooking, Cards, and Photo Gifts.

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

At our August 2018 Convention held in San Diego, California, we announced our new Hemp FX™ hemp-derived cannabinoid product line. We are currently selling five products in this product line, all of which contain a proprietary hemp-derived cannabinoid oil as well as herbs, minerals and anti-oxidants and each of which contains less than 0.3% THC. The products are manufactured domestically and sold by our distributors in the 46 states that have not prohibited sales of hemp-derived products. See the risk factor “New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects” for a discussion regarding certain risks specific to these products.

Coffee Segment - CLR

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

In connection with this merger, CLR, which had been a wholly owned subsidiary of Javalution prior to the merger, continued to be our wholly owned subsidiary. CLR operates a traditional coffee roasting business, and through the merger we were provided access to additional distributors, as well as added the JavaFit® product line to our network of direct marketers. Javalution, through its JavaFit Brand, develops products in the relatively new category of fortified coffee. JavaFit fortified coffee is a blend of roasted ground coffee and various nutrients and supplements.

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

In addition, CLR produces coffee under several company owned brands including: Café La Rica, Café Alma, Josie’s Java House, Javalution Urban Grind, Javalution Daily Grind, and Javalution Royal Roast. These brands are sold to various internet and traditional brick and mortar retailers including WalMart®, WinnDixie, Jetro, American Grocers, Publix, Home Goods, Marshalls, Bi-Lo, Fresco Y Mas, Harvey, Save Mart and T.J. Maxx®.

During 2015 CLR invested in the KCup® coffee equipment and capabilities and began the production of the KCup® line of singleserve coffee products. In addition, we registered our own YCup® trademark for Youngevity identification to expand the business brand name.

CLR’s green coffee business provides for the sale of green coffee beans to other importer and distributors who sell to the roasters of coffee beans from Nicaragua.

For the years ended December 31, 2018 and 2017, CLR had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in the aggregate approximated 52% of total revenue from our commercial coffee segment, respectively.

Our CLR products offered include:

●	100% Colombian Premium Blend.	●	Italian Espresso.
●	House Blend.	●	Decaffeinated Coffee.
●	Dark Roast.	●	Halfcaff 50/50 blend Espresso.
●	Donut Shop.	●	Green Coffee Beans.
●	Flavored Coffees.	●	Organic Coffees. and
●	Espresso.	●	Select Water Decaffeinated.

Distribution

Direct Selling Segment - We presently sell products domestically in 50 states and internationally, with operations in the U.S. and currently fourteen international distribution centers. For the years ended December 31, 2018 and 2017 approximately 14% and 12% of our sales were derived from sales outside the U.S., respectively. We primarily sell our products to the ultimate consumer through the direct selling channel. Our distributors are required to pay a onetime enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below.

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

In the U.S. and selected other markets, we also market our products through the following consumer websites:

●	www.youngevity.com	●	www.clrroasters.com
●	www.ygyi.com	●	www.cafelarica.com
●	www.heritagemakers.com	●	www.javalution.com
●	www.hempfx.com

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

Suppliers

We purchase our inventory from multiple third-party suppliers at competitive prices. For the year ended December 31, 2018, we made purchases from two vendors, H&H Coffee Group Export Corp. and Global Health Labs, Inc., that individually comprised more than 10% of total purchases and in aggregate approximated 45% of total purchases for the two segments.

Direct Selling Segment - We purchase raw materials from numerous domestic and international suppliers. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers. Other than the coffee products produced through CLR, all our products are manufactured by independent suppliers.

Sufficient raw materials were available during the year ended December 31, 2018 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed.

Coffee Segment - We primarily source green coffee from Nicaragua. We utilize a combination of outside brokers and direct relationships with farms for our supply of green coffee. Outside brokers provide the largest supply of our green coffee. For large contracts, CLR works to negotiate a price lock with its suppliers to protect CLR and its customers from price fluctuations that take place in the commodities market.

We also produce green coffee from CLR’s own plantation it acquired in Nicaragua in 2014. We do not believe that CLR is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the United States currency and economics in the producing countries. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers, namely: Rothfos Corporation and H&H Coffee Group Export Corp.

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

The World Federation of Direct Selling Association reported in its “2017 Global Sales by Product Category” that the fastest growing product category was wellness followed by cosmetics & personal care, representing 66% of retail sales. Top product categories that continue to gain market share: home and family care/durables, personal care, jewelry, clothing, leisure/educations. Wellness products include weight-loss products and dietary supplements. In the United States, as reported by The Direct Selling Association (“DSA”), 18.6 million people were involved in direct selling in 2017 compared to 20.5 million people in 2016, a decrease of approximately 9.27%. Estimated direct retail sales for 2017 was reported by the DSA’s 2018 Growth & Outlook Report to be $34.9 billion compared to $35.54 billion in 2016.

Coffee Industry

Our coffee segment includes coffee bean roasting and the sales of green coffee beans. Our roasting facility, located in Miami, Florida, procures coffee primarily from Central America. Our green coffee business primarily procures coffee from Nicaragua by way of growing our own coffee beans and purchasing green coffee beans directly from other farmers. CLR sells coffee to domestic and international customers, both green and roasted coffee.

The United States Department of Agriculture (“USDA”) reported in its December 2018 “Coffee: World Markets and Trade” report for 2018/2019 that world coffee production is forecasted to be 174.5 million bags, up 15.6 million from previous year. Global consumption is forecasted at a record of 163.6 million bags. The report further indicated that for 2019, Central America and Mexico are forecasted to contribute 20.6 million bags of coffee beans and more than 45% of the exports are destined to the European Union, followed by about one-third to the United States. The United States imports the second-largest amount of coffee beans worldwide and is forecasted at 26.5 million bags in 2019.

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

The regulatory landscape regarding the sale of hemp-derived products is rapidly changing. The 2018 Farm Bill modified the definition of “marijuana” in the Controlled Substances Act so that the definition of “marijuana” no longer includes hemp. The 2018 Farm Bill defines hemp as the “plant Cannabis sativa L” and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis. All of our hemp-derived products contain less than 0.3% delta-9 tetrahydrocannabinol concentration content. As such, we believe that the manufacture, packaging, labeling, advertising, distribution and sale of our hemp-derived products are permissible under the laws of the United States and such activities do not violate the Controlled Substances Act. Further, we believe that the sale of our hemp-derived products is in compliance with all applicable state regulations since our hemp-derived products are only sold in states in the United States that have not prohibited the sale of hemp products. We believe that we are in compliance with the U.S. Food and Drug Administration marketing and labeling requirements imposed on dietary supplements. New legislation or regulations may be introduced at either the federal and/or state level which, if passed, could impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products, such as our Hemp FX™ CBD oil products. New legislation or regulations may also require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material. The rapidly changing regulatory landscape regarding hemp-derived products presents a substantial risk to the success and ongoing viability of the hemp industry in general and our ability to offer and market hemp-derived products. Any violation of United States federal laws and regulations and/or state laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings. Any such actions could have a material adverse effect on our business.

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

Employees

As of April 10, 2019, we had 469 employees worldwide. We believe that our current personnel can meet our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts.

Our Corporate History

Youngevity International, Inc., formerly AL International, Inc., founded in 1996, operates in the following three segments (which includes our new segment added in February 2019), through the subsidiaries listed below:

●
our commercial coffee business is operated through CLR and its wholly owned subsidiary, the Siles Plantation Family Group S.A. located in Nicaragua.

●
our domestic direct selling network is operated through the following (i) domestic subsidiaries: AL Global Corporation, 2400 Boswell LLC, MK Collaborative LLC, and Youngevity Global LLC and (ii)  foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). We also operate through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. We also operate subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

●
our recently added in February 2019, commercial hemp segment is operated through KII and its wholly owned subsidiary INXL.

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

Emerging Growth Company

As of December 31, 2018, we are no longer an emerging growth company under the JOBS ACT. However, we were an emerging growth company during 2018 and 2017 until December 31, 2018. Under the JOBS ACT, which was enacted in April 2012 a company should be deemed an emerging growth company until the earliest of:

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

As an emerging growth company, we were subject to reduced public company reporting requirements and were exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we were also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval, on an advisory basis, of executive compensation and golden parachutes.

We had elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements for the year ended December 31, 2017 may not be comparable to companies that comply with public company effective dates. However, our financial statements for the year ended December 31, 2018 as presented in this annual report are in compliance with the public company effective dates.

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

Available Information

Since June 21, 2017, our common stock has been traded on the NASDAQ Capital Market under the symbol “YGYI.” From June 2013 until June 2017, the common stock has been traded on the OTCQX Marketplace operated by the OTC Markets Group under the symbol “YGYI”.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below and, the other information in the documents incorporated by reference herein when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATING TO OUR BUSINESS

Because we have recently acquired several businesses and significantly increased our investment in our green coffee business, it is difficult to predict to what extent we will be able to maintain or improve our current level of revenues and profitability.

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity® health products. In the last five years, we completed 18 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity® health and wellness product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, in February 2019 we entered into a new business segment, our commercial hemp segment, which includes field-to-finish hemp-CBD oil, isolate, and distillate market. In addition, we continue to expand our coffee business product line with the single-serve K-Cup® manufacturing capabilities and our investment in the green coffee business. It is too early to predict the results of these investments. In addition, since each acquisition involves the addition of new distributors and new products, it is difficult to assess whether initial product sales of any new product acquired will be maintained, and if sales by new distributors will be maintained.

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying consolidated financial statements as of December 31, 2018 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained a significant loss of approximately $20,070,000 during the year ended December 31, 2018 compared to net losses during the year ended December 31, 2017 of $12,677,000. The losses for the year ended December 31, 2018 were primarily due to lower than anticipated revenues and significant costs related to financing events. Net cash used in operating activities was $12,352,000 for the year ended December 31, 2018. Based on our current cash levels as of December 31, 2018, our current rate of cash requirements, we will need to raise additional capital and we will need to increase revenues and significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

We are dependent upon access to external sources of capital to grow our business.

Our business strategy contemplates future access to debt and equity financing to fund the expansion of our business. The inability to obtain sufficient capital to fund the expansion of our business could have a material adverse effect on us. During the year ended December 31, 2018 and January, February and March of 2019, we raised an aggregate of approximately $24,000,000 from debt and equity financings. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more.

Our failure to comply with the terms of our outstanding Notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

We currently have outstanding $750,000 in principal amount related to the balance of our 2014 Notes from the Company’s 2014 Private Placement. The 2014 Notes are secured by CLR’s pledge of the Nicaragua green coffee beans acquired with the proceeds, the contract rights under a letter of intent and all proceeds of the foregoing (which lien is junior to CLR’s Crestmark agreement and certain equipment leases but senior to all of its other obligations). Stephan Wallach, our Chief Executive Officer, has also personally guaranteed the repayment of the 2014 Notes, and has agreed not to sell, transfer or pledge 1,500,000 shares of our common stock that he owns so long as his personal guaranty is in effect. The 2014 Notes mature in 2019. The 2014 Notes require us, among other things, to maintain the security interest given by CLR for the notes and require us to make quarterly installments of interest, reserve a sufficient number of our shares of common stock for conversion requests and honor any conversion requests made by the investors to convert their notes into shares of our common stock. If we fail to comply with the terms of the notes, the note holders could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets or our assets would likely have a serious disruptive effect on our coffee and direct selling operations.

On December 13, 2018, CLR, entered into a Credit Agreement with one lender (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). In addition, Stephan Wallach and Michelle Wallach, pledged 1,500,000 shares of our common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Mr. Grover. The Credit Agreement requires us to make quarterly installments of interest. The $5,000,000 is payable in December 2020.

In connection with our preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). During the preparation of our financial statements for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

The material weakness we identified was that during the fourth quarter of the year ended December 31, 2018 our commercial coffee segment did not have proper processes and controls in place to require sufficient documentation of significant agreements and arrangements with respect to certain operations in Nicaragua. We plan to update our current policies and implement procedures and controls over the documentation of significant agreements and arrangements with respect to certain operations in Nicaragua. There can be no assurances that additional material weaknesses in addition to the material weakness recently discovered will not occur in the future.

If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our business is difficult to evaluate because we have recently expanded our product offering and customer base.

We have recently expanded our operations, engaging in the sale of new products through new distributors and new lines of business. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current management and structure. Although we are based in California, several of the businesses we acquired are based in other places such as Utah and Florida, making the integration of our newly acquired businesses difficult. In addition, our dry-processing plant and coffee plantation is located overseas in the country of Nicaragua. and we further expanded our Nicaragua operations by entering into a construction agreement with our Siles Plantation Family Group operators to transfer a 45-acre tract of land in Matagalpa and an agreement to build a second mill to accommodate CLR’s 2019 green coffee contract commitments. Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with. Our management has limited direct experience in operating a business of our current size as well as one that is publicly traded.

Our ability to generate profit will be impacted by payments we are required to make under the terms of our acquisition agreements, the extent of which is uncertain.

Since many of our acquisition agreements are based on future consideration, we could be obligated to make payments that exceed expectations. Many of our acquisition agreements require us to make future payments to the sellers based upon a percentage of sales of products. The fair value of the contingent acquisition debt, which requires re-measurement each reporting period, is based on our estimates of future sales and therefore is difficult to accurately predict. Profits could be adversely impacted in future periods if adjustment of the fair value of the contingent acquisition debt is required.

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

A significant portion of our revenue during the years ended December 31, 2018 and 2017, approximately 41%, was derived from sales of our Beyond Tangy Tangerine line, Osteo-fx line and Ultimate EFA line of products. Any disruption in the supply of the raw materials used for these problems, any negative press associated with these products or manufacture and sale of competitive products, could have a material adverse effect on our business.

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

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Any economic downturn could result in customers having less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things.

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

For the year ended December 31, 2018 approximately 14% of our sales were derived from sales outside the United States. For the year ended December 31, 2017 approximately 12% of our sales were derived from sales outside the United States. Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. We anticipate increasing our operations in Nicaragua and recently further expanded our Nicaragua operations by entering into a construction agreement with our Siles Plantation Family Group operators to purchase a 45-acre tract of land in Matagalpa and an agreement to build a second mill to accommodate CLR’s up-and-coming 2019 green coffee contract commitments. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

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

For the year ended December 31, 2018, approximately 14% of our sales were derived from sales outside the United States. For the year ended December 31, 2017 approximately 12% of our sales were derived from sales outside the United States. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

RISKS RELATED TO OUR COMMERCIAL COFFEE BUSINESS

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

Because our green coffee operations are concentrated within Nicaragua, we are subject to greater risks than if our green coffee business was internationally diversified.

Due to the fact that our green coffee operations are concentrated within Nicaragua, we are subject to greater risks than a company with coffee operations that are more geographically and internationally diversified. Political or financial instability, currency fluctuations, trade restrictions, the outbreak of pandemics, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters or other events in Nicaragua could slow or disrupt our coffee operations, disrupt our supply of our green coffee and/or adversely affect our results of operations.

Interruptions in our supply chain of green coffee or changes in our relationships with our vendors could adversely affect our gross margins, expenses and results of operations.

All of our coffee is sourced, directly or indirectly, from outside the United States, and primarily from Nicaragua. For the year ended December 31, 2018, approximately 52% of our coffee segment revenue was derived from the sale of green coffee, all of which was procured in Nicaragua. During the year ended December 31, 2018, all of our green coffee was procured from one vendor from producers in Nicaragua. We are dependent on this vendor to supply green coffee to us in a timely and efficient manner. As we continue to increase our green coffee revenue and as our green coffee represents a larger portion of our coffee segment revenue, our dependency upon our vendor and Nicaraguan producers is expected to increase. We have also increased our operations in Nicaragua and recently further expanded our Nicaragua operations by entering into a construction agreement with our Nicaraguan Partner to transfer a 45-acre tract of land in Matagalpa and an agreement to build a second mill to accommodate CLR’s 2019 green coffee contract commitments.  If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience delivery delays or an inability to meet required commitments which could adversely affect our gross margins, expenses and results of operations.

Our estimates of revenue derived from the sale of green coffee have been based upon revenue recognition policies that if changed could result in decreased revenue recognition.

During the year ended December 31, 2018, all of the revenue derived from our sale of green coffee was recognized on a gross basis without giving effect to deductions for expenses directly attributed to the procurement and processing of such green coffee.  Our coffee commitments could result in us being required to recognize revenue related to our relationship with H&H in Nicaragua and H&H Export, in Florida on a net basis as opposed to a gross basis, which could result in a substantial decrease in revenue despite having no impact on our net income/loss.

A significant portion of our coffee segment revenue and purchases has been generated from sales to two customers and one supplier.

The termination of our relationship with either H&H Export or Rothfos Corporation would adversely affect our business. For the years ended December 31, 2018 and 2017, our commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of our commercial coffee segment revenue and in the aggregate approximated 52% of total revenue of our commercial coffee segment.

For the years ended December 31, 2018 and 2017, we sold approximately $3,938,000 and $6,349,000 of green coffee beans to H&H Export, respectively.

In addition, for the years ended December 31, 2018 and 2017, we made purchases of approximately $9,891,000 and $10,394,000 from H&H Export that individually comprised more than 10% of our total commercial coffee segment purchases and in the aggregate approximated 45% and 72% of total coffee segment purchases, respectively.

RISKS RELATED TO OUR COMMERCIAL HEMP BUSINESS

New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects.

Currently, we derive a small percent of our revenue from the sale of hemp-derived products. We believe that the sale of our hemp-derived products are in compliance with all applicable regulations since all of our hemp products contain less than 0.3% THC and are sold only in states in the United States that have not prohibited the sale of hemp products. The rapidly changing regulatory landscape regarding hemp-derived products presents a substantial risk to the success and ongoing viability of the hemp industry in general and our ability to offer and market hemp-derived products. New legislation or regulations may be introduced at either the federal and/or state level which, if passed, could impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products, such as our Hemp FX™ CBD oil products. New legislation or regulations may also require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

“Marijuana” is illegal under the federal Controlled Substances Act (“CSA”). The 2018 Farm Bill modified the definition of “marijuana” in the CSA so that the definition of “marijuana” no longer includes hemp. The 2018 Farm Bill defines hemp as the “plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis.” All of our hemp-derived products contain less than 0.3% delta-9 tetrahydrocannabinol concentration content. As such, we believe that the manufacture, packaging, labeling, advertising, distribution and sale of our hemp-derived products do not violate the CSA. If federal or state regulatory authorities, however, were to determine that industrial hemp and derivatives could be treated by federal and state regulatory authorities as “marijuana”, we could no longer offer our Hemp FX™ CBD oil products legally and could potentially be subject to regulatory action. Although we are unaware of any enforcement actions to date against the sale of hemp-related products, any enforcement action could be detrimental to our business. Violations of United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by the United States federal government including but not limited to disgorgement of profits, cessation of business activities or divestiture. Any such actions could have a material adverse effect on our business.

The U.S. Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”) and their state-level equivalents, also possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Border Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to the Company, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on our business and its results of operations.

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY AND OUR SECURITIES

The issuance of additional common shares to the investors in our 2018 Private Placement, exercise of the warrants issued with the 2018 Private Placement and warrants issued in connection with the conversion of the Series C Preferred Stock, as well as the exercise of the earn out warrants to be issued to the Representing Party may cause dilution.

In August, September and October 2018, we entered into the Purchase Agreements with nine accredited investors in our August 2018 Private Placement, that provides that in the event that the average of the 15 lowest closing prices of our common stock falls below $4.75 per share, during the period beginning on the date of execution of such Purchase Agreement and ending on the date 90 days from the effective date of the registration statement, we will be required to issue additional common shares to the investors.

In August, September and October 2018, we entered into the Series C Preferred Stock Purchase Agreement with 54 accredited investors pursuant to which we sold 697,363 Series C Preferred shares initially convertible into 1,394,726 shares of our common stock and agreed to issue warrants to purchase up to 1,394,726 shares of our common stock upon conversion of the Series C Preferred shares prior to the two-year anniversary of their issuance. During December 2018 all the Series C Preferred shares were converted to common stock and the warrants were issued.

In February 2019, we entered into the Asset and Equity Purchase Agreement (“AEPA”) with Khrysos Industries, Inc., which provides that subject to approval of the holders of at least a majority of the issued and outstanding shares of our Common Stock and the approval of The Nasdaq Stock Market, we will issue to the Representing Party warrants to purchase up to a maximum of 3,000,000 shares of our Common Stock (collectively, the “Contingent Consideration Warrants.)

The issuance of additional shares of our common stock pursuant to the terms of the Purchase Agreements, exercise of the warrants from the August 2018 Private Placement and the warrants from the Series C offering and the exercise of the Contingent Consideration Warrants may cause dilution. Depending on market liquidity at the time, sales of the shares may cause the trading price of our common stock to fall.

On March 13, 2019, we determined that three of the investors in our August 2018 Private Placement became eligible to receive additional shares of our common stock as it was referred to in their respective Purchase Agreement as True-up Shares and noted above. Total number of additional shares issued to those three investors is 44,599 shares of restricted shares of our common stock, par value $0.001. In addition, the exercise price of the warrants issued at their respective closings is reset pursuant to the terms of the warrants to exercise prices ranging from $4.06 to $4.44 from the exercise price at issuance of $4.75.

There is no public market for our Series A Convertible Preferred Stock or, Series B Convertible Preferred Stock and prospective investors may not be able to resell their shares at or above the offering price, if at all.

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

Upon the two-year anniversary of issuance, each share of Series B Convertible Preferred Stock automatically converts into two shares of common stock. If the common stock price is less 50% of the price paid for each share of Series B Convertible Preferred Stock, the value of the Series B Convertible Preferred Stock will be less than the price paid for the Series B Convertible Preferred Stock.

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

Our two principal stockholders who are also our Chief Executive Officer and Chairman and Chief Operating Officer and directors have significant influence over us.

Through their voting power, each of Stephan Wallach, our Chief Executive Officer and Chairman, and Michelle Wallach, our Chief Operating Officer and Director has the ability to significantly influence the election of our directors and to control all other matters requiring the approval of our stockholders. Stephan Wallach and Michelle Wallach, his wife, together beneficially own approximately 49.7% of our total equity securities (assuming exercise of the options to purchase common stock held by Stephan Wallach and Michelle Wallach) as of April 5, 2019. As our Chief Executive Officer, Stephan Wallach has the ability to control our business affairs.

For the years ended December 31, 2018 and 2017 we reported under an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

As of December 31, 2018, we are no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (“JOBS ACT”). However, for the years ended December 31, 2018 and 2017 we were an emerging growth company up until December 31, 2018.

An “emerging growth company,” as defined under the JOBS ACT, and, for as long as we continued to be an emerging growth company, we could choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS ACT, a company is deemed an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

We ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings.

We ceased to be an “emerging growth company,” as defined in the JOBS Act, on December 31, 2018. As a result, we anticipate that costs and compliance initiatives will increase as a result of the fact that we ceased to be an “emerging growth company.” In particular, we are now, or will be, subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an emerging growth company. These requirements include:

●
compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer;

●
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●
full disclosure and analysis obligations regarding executive compensation; and

●
compliance with regulatory requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

Our financial statements may not be comparable to companies that comply with public company effective dates.

For the year ended December 31, 2017, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements for the year ended December 31, 2017 may not be comparable to companies that comply with public company effective dates. However, our financial statements for the year ended December 31, 2018 as presented in this annual report are in compliance with the public company effective dates.

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

We may issue preferred stock with rights senior to the common stock, Series A Convertible Preferred Stock and, Series B Convertible Preferred Stock.

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

A majority of our directors are not "independent" and several of our directors and officers have other business interests.

Until February 2019, we qualified as a "controlled company" for listing purposes on the NASDAQ Capital Market because Stephan Wallach and Michelle Wallach held in excess of 50.0% of our voting securities. Stephan Wallach and Michelle Wallach, his wife, together beneficially own approximately 49.7% of our total equity securities (assuming exercise of the options to purchase common stock held by Stephan Wallach and Michelle Wallach) as of March 26, 2019. As a controlled company, we qualified for certain exemptions to the NASDAQ Capital Market listing requirements, including the requirement that a majority of our directors be independent, and the requirements to have a compensation committee and a nominating/corporate governance committee, each composed of entirely independent directors. Since ceasing to be a controlled company we have one year in which to comply with the requirement that a majority of our directors be “independent” under the NASDAQ Capital Market independence standards. A majority of our directors are not currently "independent" under the NASDAQ Capital Market. This lack of "independence" may interfere with our directors' judgment in carrying out their responsibilities as directors.

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

The shares of common stock offered under Sales Agreement with The Benchmark Company, LLC (“Benchmark”), may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Investors who purchase shares that are sold under our Sales Agreement with Benchmark at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Shareholders may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

Our corporate headquarters building is owned by our subsidiary 2400 Boswell, LLC, a limited liability company that we acquired from the step parent of Stephan Wallach, our Chief Executive Officer. On March 15, 2013, we acquired 2400 Boswell, LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over five years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years, interest rate of 5.75%. As of December 31, 2018, the balance on the long-term mortgage was $3,217,000 and the balance on the promissory note was zero.

Our Commercial Coffee Segment, CLR Roasters headquarters, is a coffee roaster processing facility, warehouse, and distribution center located in Miami, Florida, consisting of 50,000 square feet. Our lease for this space expires in May 2023. During the years ended December 31, 2018 and 2017 we incurred lease expense of approximately $467,000 and $442,000, respectively.

KII owns a laboratory testing facility located in Clermont, Florida that provides us with capabilities in regard to formulation, quality control, and testing standards with CBD products. In addition, KII owns a production shop in Mascotte, Florida. In February 2019, KII purchased a 45-acre tract of land in Groveland, Florida, in central Florida, which we intend to build a R&D facility, greenhouse and allocate a portion for farming.

Below is a summary of our facilities by location:

Location	Approximate Square Footage of Facilities	Land in Acres	Own/Lease	Approximate Rent Expense $
Facilities for our Direct Selling Segment
Chula Vista, CA, United States	59,000	-	Own	$-
Boise, ID, United States	1,248	-	Lease	$8,000
Fort Lauderdale, FL, United States	2,380	-	Lease	$69,000
Tempe, AZ, United States	3,096	-	Lease	$17,000
Provo, UT, United States	7,156	-	Lease	$118,000
Auckland, New Zealand	3,570	-	Lease	$102,000
Moscow, Russia	1,669	-	Lease	$89,000
Singapore, Singapore	3,222	-	Lease	$206,000
Guadalajara, Mexico	6,830	-	Lease	$62,000
Manila, Philippines	4,473	-	Lease	$74,000
Bogota, Colombia	2,153	-	Lease	$56,000
Lai Chi Kok Kin, Hong Kong	1,296	-	Lease	$53,000
Taipei, Taiwan	3,955	-	Lease	$92,000
Jakarta, Indonesia	1,884	-	Lease	$16,000
Kuala Lumpur, Malaysia	3,945	-	Lease	$32,000
Chiba Chiba, Japan	98	-	Lease	$14,000

Facilities for our Commercial Coffee Segment:
Miami, FL, United States	50,110	-	Lease	$467,000
Matagalpa, Nicaragua	60,505	500	Own (1)	$-
Matagalpa, Nicaragua	-	45	Own	$-

Facilities for our Commercial Hemp Segment:
Clermont, FL	2,000	-	Own	$-
Mascotte, FL	14,000	-	Own	$-
Groveland, FL	-	45	Own	$-

(1) Arabica coffee bean plantation and dry-processing facility and mill.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 21, 2017, our common stock has been traded on the NASDAQ Capital Market under the symbol “YGYI.” From June 2013 until June 20, 2017, our common stock was traded on the OTCQX Marketplace operated by the OTC Markets Group under the symbol “YGYI”. Previously, the common stock was quoted on the OTC Markets OTC Pink Market system under the symbol “JCOF”.

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

The last reported sale price of our common stock on the NASDAQ Capital Market on April 12, 2019, was $5.45 per share.

Holders

As of the close of business on April 12, 2019, there were 561 holders of record of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Series B Convertible Preferred Stock

On March 2, 2018 our Board of Directors designated 1,052,631 shares as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Convertible Preferred”).

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

Series C Convertible Preferred Stock

On September 28, 2018 our Board of Directors designated 700,000 shares as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Convertible Preferred”).

The Series C Convertible Preferred Stock paid cumulative dividends from the date of issuance at a rate of 6% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year beginning September 30, 2018. As of December 31, 2018, all Series C Convertible Preferred Stock has been converted to common stock and all unpaid dividends paid through that date.

Sales of Unregistered Securities

All sales of our common stock that were not registered under the Securities Act have been previously disclosed in our filings with the Securities and Exchange Commission except for the sales of unregistered securities set forth below during the three months ended December 31, 2018;

On July 1, 2018, we entered into an agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services. Subsequent to the initial agreement, we extended the July 1, 2018 agreement for an additional 24 months through December 31, 2021 and issued Capital Market 100,000 shares of restricted common stock in accordance with the agreement on November 1, 2018.

On December 13, 2018, we engaged Ascendant Alternative Strategies, LLC, a FINRA broker dealer, to act as our advisor in connection with a debt exchange transaction (the “Debt Exchange”). Upon the closing of the Debt Exchange, we issued to Ascendant Alternative Strategies, LLC, (or its designees) 30,000 shares of common stock in accordance with an advisory agreement.

Repurchases of common stock

On December 11, 2012, we authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of December 31, 2018 at a weighted-average cost of $5.30. There were no repurchases during the years ended December 31, 2018 and 2017. The remaining number of shares authorized for repurchase under the plan as of December 31, 2018 is 553,406.

Equity Compensation Plan Information

The 2012 Stock Option Plan, or the Plan, is our only active equity incentive plan pursuant to which options and restricted stock units to acquire common stock have been granted and are currently outstanding.

As of December 31, 2018, the number of stock options and restricted stock units outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by stockholders	2,881,879	$4.45	1,077,297
Equity compensation plan not approved by stockholders	-	$-	-
Total	2,881,879	$4.45	1,077,297

On February 23, 2017, our Board of Directors received the approval of our stockholders, to amend the 2012 Stock Option Plan (the “Plan”) to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the Plan from 2,000,000 to 4,000,000 (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017).

On January 9, 2019, our Board of Directors granted to David Briskie an option to purchase 541,471 shares of our common stock. The stock option granted to Mr. Briskie has an exercise price of $5.56 per share, which is the closing price of the common stock on the date of the grant (January 9, 2019), vested upon issuance and expires ten (10) years from the date of the grant, unless terminated earlier. The stock option was granted pursuant to the Plan.

On January 9, 2019, our Board of Directors also granted to each non-executive member of our Board of Directors an option to purchase 50,000 shares of our common stock. The stock options granted have an exercise price of $5.56 per share, which is the closing price of the common stock on the date of the grant (January 9, 2019), vest upon issuance and expire ten (10) years from the date of the grant, unless terminated earlier. The stock options were granted pursuant to the Plan.

In addition, on January 9, 2019, our Board of Directors approved an amendment (the “Amendment”) to the Plan to increase the number of shares available for issuance thereunder from 4,000,000 shares of common stock to 9,000,000 shares of common stock. The Amendment was also approved on January 9, 2019 by the stockholders holding a majority of our outstanding voting securities and become effective on the 21st day following the mailing of a definitive information statement to our stockholders regarding the Amendment (the “Approval Date”).

On January 9, 2019, our Board of Directors also agreed effective as of the Approval Date, to award an option to Stephan Wallach to purchase 500,000 shares of our common stock, an option to Michelle Wallach to purchase 500,000 shares of our common stock and an option to David Briskie to purchase 458,529 shares of our common stock, each having an exercise price equal to the fair market value of the common stock on the Approval Date, vesting upon grant date and expiring ten (10) years thereafter.

On January 10, 2019, our Board of Directors received approval of our stockholder to further amend our Plan to increase the number of shares of our common stock that may be delivered pursuant to awards granted during the life of the Plan from 4,000,000 to 9,000,000 shares authorized. shares authorized. The Plan as amended allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the Plan. No stock option is exercisable later than ten years after the date it is granted.

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

Overview

During the years ended December 31, 2018 and 2017, we operated in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. During the year ended December 31, 2018, we derived approximately 85% of our revenue from direct sales and approximately 15% of our revenue from our commercial coffee sales. During the year ended December 31, 2017, we derived approximately 86% of our revenue from our direct sales and approximately 14% of our revenue from our commercial coffee sales. During 2019, we expanded our operations into a third segment, our commercial hemp segment, which includes field-to-finish hemp-CBD oil, isolate, and distillate market with our acquisition of the assets of Khrysos Global, Inc., a Delaware corporation located in Florida, that develops and sells equipment and related services to clients which enable them to extract CBD oils from hemp stock.

In the direct selling segment, we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products, other service-based products on a global basis and more recently our Hemp FX™ hemp-derived cannabinoid product line and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,600 products to support a healthy lifestyle.

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

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. CLR acquired the Siles Plantation Family Group (“Siles”) in 2014, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

We conduct our operations primarily in the United States. For the years ended December 31, 2018 and 2017 approximately 14% and 12%, respectively, of our revenues were derived from sales outside the United States.

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

The World Federation of Direct Selling Association (“WFDSA”) reported in its “2017 Global Sales by Product Category” that the fastest growing product was Wellness followed by Cosmetics & Personal Care, representing 66% of retail sales. Top product categories that continue to gain market share: home and family care/durables, personal care, jewelry, clothing, leisure/educations. Wellness products include weight-loss products and dietary supplements. In the United States, as reported by The Direct Selling Association (“DSA”), 18.6 million people were involved in direct selling in 2017, a decrease of 1.8% compared to 2016. Estimated direct retail sales for 2017 was reported by the DSA’s 2018 Growth & Outlook Report to be $34.9 billion compared to $35.54 billion in 2016.

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

Recent Significant Financing Events

Convertible Debt Offering

On February 15, 2019 and on March 10, 2019, we closed the first and second tranches of our 2019 January Private Placement debt offering, pursuant to which we offered for sale notes in the principal amount of minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “2019 Note” or “2019 Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $2,440,000 and issued 2019 Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each 2019 Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, is issued at a 5% original issue discount and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Note Payable

On March 18, 2019, we entered into a two-year Secured Promissory Note (the “March 2019 Note” or “March 2019 Notes”) with two (2) accredited investors that we had a substantial pre-existing relationship with to which we raised cash proceeds of $2,000,000. In consideration of the March 2019 Notes, we issued 20,000 shares of common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares common stock at a price per share of $6.00. The March 2019 Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

Series C Convertible Preferred Stock Offering

Between August 17, 2018 and October 4, 2018, we raised aggregate net proceeds of approximately $3,043,000, after giving effect to approximately $345,000 of commissions paid to the placement agent and approximately $3,000 of other closing fees, when we closed our best efforts offering (the “Series C Offering”) of Series C convertible preferred stock, par value $0.001 per share (the “Series C Preferred Stock”), and issued to 54 accredited investors an aggregate of 697,363 shares of Series C Preferred Stock, initially convertible into 1,394,726 shares of our common stock, par value $0.001 per share at an offering price of $9.50 per share and a two-year warrant to purchase shares of common stock at an exercise price of $4.75 (the “Warrant”) to each investor that voluntarily converts their Series C Preferred Stock to common stock. The Warrant contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization of the Company. During December 2018 all the investors converted their Series C Preferred Stock to common stock and we issued 1,394,726 warrants in accordance with the Purchase Agreement and we issued 116,867 warrants to the placement agent in accordance with the Placement Agent Agreement.

We entered into a Placement Agent Agreement with Corinthian Partners, LLC, dated July 31, 2018 pursuant to which we paid the placement agent, subject to certain exclusions, a fee of 5.0% of the gross proceeds of the Offering and a non-accountable expense allowance of 2.0% of the gross proceeds. In addition, we agreed to issue to the placement agent, warrants equal to ten percent (10%) of any warrants issued to investors that the placement agent represented pursuant to the Offering, if and when any such warrants are issued to the investors.

Private Placement - Securities Purchase Agreement - common stock Offering

Between August 31, 2018 and October 5, 2018, we raised net proceeds in the aggregate of approximately $2,962,000 from our private placement common stock offering (the “August 2018 Private Placement”) pursuant to which we sold to nine (9) investors with whom we had a substantial pre-existing relationship (the “Investors”) an aggregate of 630,526 shares of common stock at an offering price of $4.75 per share. In addition, we issued the Investors an aggregate of 150,000 additional shares of common stock as an advisory fee.

Pursuant to the purchase agreement that we entered into with the investors in the August 2018 Private Placement, we issued the Investors Warrants to purchase an aggregate of 630,526 shares of common stock (at an exercise price of $4.75 per share, all of which are exercisable.

Each purchase agreement provides that in the event that the average of the 15 lowest closing prices for our common stock (the average of such lowest closing prices being herein referred to, the “True-up Price”)  during the period beginning on the execution date of such Purchase Agreement (the “Effective Date”) and ending on the date 90 days from the effective date of the Registration Statement (the “Subsequent Pricing Period”) is less than $4.75 per share, then we will issue the Investors additional shares of its common stock (the “True-up Shares”) within three days from the expiration of the Subsequent Pricing Period, according to the following formula: X= [Purchase Price Paid- (A*B)]/B, where:

X= number of True-up Shares to be issued
A= the number of purchased shares acquired by Investor
B= the True-up Price

Notwithstanding the foregoing, in no event may the aggregate number of shares under such purchase agreement, including shares of common stock purchased, shares of common stock underlying the Warrant, the shares of common stock issued as advisory shares and True-up Shares exceed 2.9% of our issued and outstanding common stock as of the effective date for each $1,000,000 invested.

On March 13, 2019, we determined that three of the investors in our August 2018 Private Placement became eligible to receive additional shares of our common stock as it was referred to in their respective purchase agreement as True-up Shares and noted above. Total number of additional shares issued to those three investors is 44,599 shares of restricted shares of our common stock, par value $0.001. In addition, the exercise price of the warrants issued at their respective closings is reset pursuant to the terms of the warrants to exercise prices ranging from $4.06 to $4.44 from the exercise price at issuance of $4.75. (See Note 9, to the consolidated financial statements.)

Notes Payable

On December 13, 2018, CLR, entered into a Credit Agreement with Carl Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s wholly-owned subsidiary, Siles, as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). We issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover.

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

On October 23, 2018, we entered into an agreement with Mr. Grover to exchange (the “Debt Exchange”), subject to stockholder approval which was received on December 6, 2018, all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matures on July 30, 2019, for 747,664 shares of our common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. Upon the closing we issued Ascendant (or its designees), which acted as our advisor in connection with a Debt Exchange transaction, 30,000 shares of common stock in accordance with an advisory agreement and four-year warrants to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and four-year warrants to purchase 70,000 shares of common stock at an exercise price of $4.75 per share.

Recent Operational Events

Hemp FX™

At our August 2018 Convention held in San Diego, California, we announced our new Hemp FX™ hemp-derived cannabinoid product line. We are currently selling five products in this product line, all of which contain a proprietary hemp-derived CBD as well as herbs, minerals and anti-oxidants and each of which contains less than 0.3% THC. The products are manufactured domestically and sold by our distributors in the 46 states that have not prohibited sales of hemp-derived products. See the risk factor “New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects” for a discussion regarding certain risks specific to these products.

We further expanded our hemp-CBD operations when we acquired the assets of Khrysos Global, Inc., (“Khrysos”) a Florida corporation that develops and sells equipment and related services to clients which enable them to extract CBD oils from hemp stock on February 15, 2019. The consideration payable for the assets and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the Asset and Equity Purchase Agreement (the “AEPA”) and allocated between the Sellers and Leigh Dundore (“LD”) and Dwayne Dundore (the Representing Party”) in such manner as they determine in their discretion. At closing, we issued to KGI, LD and the Representing Party an aggregate of 1,794,972 shares of our common stock which had a deemed value of $14,000,000 for the purposes of the AEPA and $500,000 in cash. Thereafter, KGI, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. In addition, we agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of our common stock and the approval of The Nasdaq Stock Market:

(i) a six-year warrant to purchase an aggregate 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $25,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(ii) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $75,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024; and

(iii) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $150,000,000 in cumulative revenue during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(iv) a six-year warrant to purchase an aggregate 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $10,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024;

(v) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $30,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024; and

(vi) a six-year warrant to purchase 500,000 shares of common stock at an exercise price of $10 per share exercisable upon the generation by the business of $60,000,000 in cumulative net income before taxes during any of the years ended December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

On April 1, 2019, we announced that Khrysos executed a one-year $11,000,000 supply and processing agreement to produce 99% pure CDB Isolate. Shipping under the agreement is expected to begin this month and continue in equal amounts through March of 2020.

CLR Coffee Contract

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. This contract covers the period 2019 through 2023.

New Acquisitions During the Years Ended 2018 and 2017

Effective March 1, 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in anti-oxidants and naturally-occurring vitamins and minerals. (See Note 2 to the consolidated financial statements.)

Effective February 12, 2018, we acquired certain assets and certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential-oil based nontoxic cleaning and care products for personal, home and professional use. (See Note 2 to the consolidated financial statements.)

Effective December 13, 2017, we acquired certain assets of BeautiControl cosmetic company. BeautiControl is a direct sales company specializing in cosmetics and skincare products. (See Note 2 to the consolidated financial statements.)

Effective November 6, 2017, we acquired certain assets and assumed certain liabilities of Future Global Vision, Inc., a direct selling company that offers a unique line of products that include a fuel additive for vehicles that improves the efficiency of the engine and reduces fuel consumption. In addition, Future Global Vision, Inc., offers a line of nutraceutical products designed to provide health benefits that the whole family can use. (See Note 2 to the consolidated financial statements.)

Effective July 1, 2017, we acquired certain assets and assumed certain liabilities of Sorvana International, LLC “Sorvana”. Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. (See Note 2 to the consolidated financial statements.)

Effective March 1, 2017, we acquired certain assets of Bellavita Group, LLC, a direct sales company and producer of health and beauty products primarily in the Asian market and Ricolife, LLC, a direct sales company and producer of teas with health benefits contained within its tea formulas. (See Note 2 to the consolidated financial statements.)

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

Emerging Growth Company

As of December 31, 2018, we are no longer an emerging growth company under the JOBS ACT. However, we were an emerging growth company during 2018 and 2017 up until December 31, 2018. For the year ended December 31, 2017 we elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements for the year ended December 31, 2017 may not be comparable to companies that comply with public company effective dates. However, our financial statements for the year ended December 31, 2018 as presented in this annual report are in compliance with the public company effective dates.

Revenue Recognition

We recognize revenue from product sales when the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied (see Note 3, to the consolidated financial statements.)

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

Results of Operations

During the years ended December 31, 2018 and 2017, we operated in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses.

Segment revenue as a percentage of total revenue is as follows (in thousands):

	For the Years ended
	December 31,
	2018	2017
Revenues
Direct selling	$138,855	$142,450
As a % of Revenue	85%	86%
Commercial coffee	23,590	23,246
As a % of Revenue	15%	14%
Total revenues	$162,445	$165,696

In the direct selling segment, we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired Siles, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, organic, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup. For the year ended December 31, 2018, approximately 52% of our coffee segment revenue was derived from the sale of green coffee, all of which was procured in Nicaragua. We anticipate that sales of our green coffee will increase during the years ending December 31, 2019 through 2023 due to the revenue we anticipate generating from the 5-year contract that we entered into in July 2018 for the sale and processing of over 41 million pounds of green coffee on an annual basis.

We conduct our operations primarily in the United States. For the years ended December 31, 2018 and 2017 approximately 14% and 12%, respectively, of our sales were derived from outside the United States.

The comparative financials discussed below show the consolidated financial statements of Youngevity International, Inc. as of and for the years ended December 31, 2018 and 2017.

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues

For the year ended December 31, 2018, our revenues decreased approximately $3,251,000 or 2.0% to $162,445,000 as compared $165,696,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we derived approximately 85% of our revenue from our direct sales and approximately 15% of our revenue from our commercial coffee sales. Direct selling segment revenues decreased by approximately $3,595,000 or 2.5% to $138,855,000 as compared to $142,450,000 for the year ended December 31, 2017. This decrease was primarily attributed to a decrease of approximately $11,002,000 in revenues from existing business, offset by revenues from new acquisitions of approximately $7,457,000. We attribute the decrease from existing business primarily to a general decline in net sales in North America in the direct selling business as well as a decline in new distributors. The Company also changed its promotion strategy by targeting products with higher gross margins and utilized incentives that had less costly impact on profitability. For the year ended December 31, 2018, commercial coffee segment revenues increased by approximately $344,000 or 1.5% to $23,590,000 as compared to $23,246,000 for the year ended December 31, 2017. This increase was primarily attributed to an increase of approximately $1,048,000 in revenues from our roasted coffee business, offset by a decrease of approximately $704,000 in green coffee business.

The following table summarizes our revenue by segment (in thousands):

	For the years ended December 31,
Segment Revenues	2018	2017	Percentage change
Direct selling	$138,855	$142,450	(2.5)%
As a % of Revenue	85%	86%	(1.0)%
Commercial coffee	23,590	23,246	1.5%
As a % of Revenue	15%	14%	1.0%
Total	$162,445	$165,696	(2.0)%

Cost of Revenues

For the year ended December 31, 2018, overall cost of revenues decreased approximately 3.9% to $67,413,000 as compared to $70,131,000 for the year ended December 31, 2017. The direct selling segment cost of revenues decreased by $3,126,000 or 6.6% to $43,945,000 when compared to the same period last year, primarily as a result of the lower revenues, lower cost of product due to product mix, lower royalties, shipping costs, credit card processing fees and compensation expense offset by an increase in the inventory reserve. The commercial coffee segment cost of revenues increased by $408,000 or 1.8% when compared to the same period last year. This was primarily attributable to the increase in revenues related to the roasted coffee business and additional costs related to the roasted coffee business, depreciation, wages expense and inventory reserve expense, offset by reduction in green coffee expense.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the year ended December 31, 2018, gross profit decreased approximately 0.6% to approximately $95,032,000 as compared to approximately $95,565,000 for the year ended December 31, 2017. Overall gross profit as a percentage of revenues increased to approximately 58.5%, compared to approximately 57.7% in the same period last year.

Gross profit in the direct selling segment decreased by 0.5% to $94,910,000 from $95,379,000 in the prior period primarily as a result of the lower revenues in the current year offset by the 6.6% decrease in cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.4% to 68.4% for the year ended December 31, 2018, compared to 67.0% in the same period last year. This increase was primarily due to the price increases on certain products that went into effect on January 1, 2018 and changes to our product sales mix.

Gross profit in the commercial coffee segment decreased by 34.4% to $122,000 compared to $186,000 in the prior period. The decrease in gross profit in the commercial coffee segment was primarily due to additional costs related to the roasted coffee business and inventory reserve expense. Gross profit as a percentage of revenues in the commercial coffee segment decreased by 0.3% to 0.5% for the year ended December 31, 2018, compared to 0.8% in the same period last year.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	For the years ended December 31,		Percentage
Segment Gross Profit	2018	2017	change
Direct selling	$94,910	$95,379	(0.5)%
Gross Profit % of Revenues	68.4%	67.0%	1.4%
Commercial coffee	122	186	(34.4)%
Gross Profit % of Revenues	0.5%	0.8%	(0.3)%
Total	$95,032	$95,565	(0.6)%
Gross Profit % of Revenues	58.5%	57.7%	0.8%

Operating Expenses

For the year ended December 31, 2018, our operating expenses decreased approximately $3,778,000 or 3.7% to $97,669,000 as compared to $101,447,000 for the year ended December 31, 2017.

For the year ended December 31, 2018, the distributor compensation paid to our independent distributors in the direct selling segment decreased 7.2% to $61,087,000 from $65,856,000 for the year ended December 31, 2017. Distributor compensation as a percentage of direct selling revenues decreased to 44.0% for the year ended December 31, 2018 as compared to 46.2% for the year ended December 31, 2017. This decrease was primarily attributable to the price increases reflected in 2018 revenues, which did not impact commissionable base revenues.

For the year ended December 31, 2018, the sales and marketing expense decreased by $310,000 to $13,398,000 from $13,708,000 for the year ended December 31, 2017. In the direct selling segment, sales and marketing costs decreased by 4.7% to $12,460,000 for the year ended December 31, 2018 compared to $13,076,000 for the same period last year. This was primarily due to reduction in compensation expense, distributor events and convention costs for the year ended December 31, 2018 as compared to the same period last year. In the commercial coffee segment, sales and marketing costs increased by $306,000 to $938,000 for the year ended December 31, 2018 compared to $632,000 for the same period last year, primarily due to increased advertising and promotion costs and compensation expense.

For the year ended December 31, 2018, the general and administrative expense decreased 8.6% to $20,009,000 from $21,883,000 for the year ended December 31, 2017. In the direct selling segment, general and administrative expense decreased 13.3% to $16,454,000 for the year ended December 31, 2018, compared to $18,973,000 for the same period last year. This was primarily due to a benefit of $6,600,000 from the contingent liability revaluation for the year ended December 31, 2018 compared to a benefit of $1,664,000 for the year ended December 31, 2017. The revaluation in the current year included a $2,520,000 adjustment to our contingent liability during the year ended December 31, 2018 related to our acquisition of BeautiControl and a $1,246,000 benefit during the year ended December 31, 2018 as a result of eliminating the contingent liability related to our acquisition of Nature’s Pearl due to breach of the asset purchase agreement by the seller. Legal expense, IT related costs and consulting costs also decreased for the year ended December 31, 2018. These decreases in general and administrative expense were offset by increases in depreciation and amortization costs, investor relations, stock-based compensation, accounting costs and increases in costs related to operations in Mexico, Russia, New Zealand, Taiwan and Colombia. In the commercial coffee segment, general and administration costs increased by $645,000 to $3,555,000 for the year ended December 31, 2018 compared to $2,910,000 for the same period last year, primarily due to increased repairs and maintenance costs, investor relations, bad debt expense and compensation expense offset by a decrease in amortization cost.

For the year ended December 31, 2018, we recorded a loss on impairment of intangible assets related to our acquisitions of BeautiControl and Future Global Vision, Inc. and recorded a loss on impairment of intangible assets of approximately $2,550,000 and $625,000, respectively. (See Note 2, to the consolidated financial statements.)

Operating Loss

For the year ended December 31, 2018, operating loss decreased by $3,245,000 to an operating loss of $2,637,000 as compared to an operating loss of $5,882,000 for the year ended December 31, 2017. This was primarily due to the decrease in operating expenses of $3,778,000 offset by the decrease in gross profit of $533,000 discussed above. For the year ended December 31, 2018, the direct selling segment had an operating income of $1,733,000 and the commercial coffee segment had an operating loss of $4,370,000.

Total Other Expense

For the year ended December 31, 2018, total other expense increased by $12,949,000 to $17,017,000 as compared to $4,068,000 for the year ended December 31, 2017. Total other expense includes net interest expense loss on induced debt conversion, extinguishment loss on debt, and the change in the fair value of derivative liabilities.

Net interest expense increased by $799,000 for the year ended December 31, 2018 to $6,584,000 compared to $5,785,000 for the year ended December 31, 2017. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $2,175,000, interest payments to investors associated with our Private Placement transactions of $696,000, $511,000 related to our short-term note, $621,000 related to our Crestmark agreement and interest paid for other operating debt of $620,000. Non-cash interest primarily related to amortization costs of $1,975,000 and $18,000 of other non-cash interest, offset by interest income of $33,000.

We recorded a non-cash loss on induced debt conversion for the year ended December 31, 2018 as a result of one of the investors in our July 2014 Private Placement that held a $4,000,000 2014 Note which matures on July 30, 2019, exchanged their 2014 Note for 747,664 shares of common stock on October 23, 2018. We concluded that the 2014 Note should be recognized as a debt modification for an induced conversion of convertible debt and we recognized all remaining unamortized discounts of approximately $679,000 immediately subsequent to October 23, 2018 as interest expense and recorded a Loss on the debt exchange in the amount of $4,706,000 with the corresponding entry through equity. (See Note 6, to the consolidated financial statements.)

Change in fair value of derivative liabilities increased by $6,670,000 for the year ended December 31, 2018 to a $4,645,000 expense compared to a benefit of $2,025,000 for the year ended December 31, 2017, as a result of the change in our stock price when compared to the prior period. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of derivative liabilities. As such, we expect future changes in the fair value of the warrants that may vary significantly from period to period. (See Notes 8 & 9, to the consolidated financial statements.)

We recorded a non-cash extinguishment loss on debt of $1,082,000 for the year ended December 31, 2018 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued was based on the stock price on the date of the conversion. (See Note 6, to the consolidated financial statements.)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. As of December 31, 2018, we have evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and through consideration of all positive and negative evidences and have determined that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $146,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of approximately $416,000 which is our estimated federal, state and foreign income tax expense for the year ended December 31, 2018. Income tax provision for the year ended December 31, 2018 was $416,000 as compared to $2,727,000 for the year ended December 31, 2017. The income tax provision in the fourth quarter ended December 31, 2017 included an increase of $3,550,000 in the deferred tax valuation allowance. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the year ended December 31, 2018, the Company reported a net loss of approximately $20,070,000 as compared to net loss of $12,677,000 for the year ended December 31, 2017. The primary reason for the increase in net loss when compared to the prior period was due to the non-cash increase in fair value of derivative liabilities by $6,670,000 discussed above, the non-cash loss on induced debt conversion from the conversion of convertible note of $4,706,000, increase of $774,000 in non-cash loss on extinguishment of debt and the increase of $799,000 in interest expense, offset by the decrease of $3,245,000 in operating loss and the decrease of $2,311,000 in income tax expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense and the non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt, change in the fair value of the derivatives and non-cash loss on induced debt conversion or "Adjusted EBITDA," increased to $7,013,000 for the year ended December 31, 2018 compared to negative $549,000 in 2017.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, non-cash loss on impairment of intangibles, non-cash loss on extinguishment of debt, change in the fair value of the warrant derivative, and non-cash loss on induced debt conversion, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the years ended December 31, 2018 and 2017 is included in the table below (in thousands):

	Years Ended
	December 31,
	2018	2017
Net loss	$(20,070)	$(12,677)
Add/Subtract:
Interest, net	6,584	5,785
Income tax provision	416	2,727
Depreciation	1,819	1,556
Amortization	2,879	2,782
EBITDA	(8,372)	173
Add/Subtract:
Stock based compensation – stock awards and warrant issuance	1,453	654
Stock based compensation – stock awards for advisory services	324	-
Fair value of warrants	-	341
Loss on impairment of intangible assets	3,175	-
Loss on extinguishment of debt	1,082	308
Change in the fair value of warrant derivatives	4,645	(2,025)
Loss on induced debt conversion	4,706	-
Adjusted EBITDA	$7,013	$(549)

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2018 we had cash and cash equivalents of approximately $2,879,000 as compared to cash and cash equivalents of $673,000 as of December 31, 2017.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2018 was $12,352,000 as compared to net cash used in operating activities of $2,773,000 for the year ended December 31, 2017. Net cash used in operating activities consisted of a net loss of approximately $20,070,000 and $9,434,000 in changes in operating assets and liabilities, offset by net non-cash operating activity of $17,152,000.

Net non-cash operating expenses included $4,698,000 in depreciation and amortization, $1,453,000 in stock-based compensation expense, $393,000 stock issuance costs for services, $4,645,000 in change in fair value of derivative liability, $4,706,000 loss on induced debt conversion of convertible notes, $3,175,000 related to the loss on impairment of intangible assets, $2,033,000 related to the amortization of debt discounts and issuance costs associated with our Private Placements, $1,204,000 related to increases in inventory reserves, $225,000 related to increase in allowance for uncollectible trade receivable, $1,082,000 extinguishment loss on debt and $138,000 in deferred tax assets, offset by $6,600,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities were attributable to increases in inventory of $907,000, accrued expenses and other liabilities of $1,534,000, and advances of $5,000,000, and decreases in accounts payable of $3,250,000, accrued distributor compensation of $988,000, deferred revenue of $1,074,000, prepaid expenses and other current assets of $158,000, accounts receivable of $61,000, and income tax receivable of $32,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2018 was $1,387,000 as compared to net cash used in investing activities of $982,000 for the year ended December 31, 2017. Net cash used in investing activities consisted of purchases of property and equipment, leasehold improvements, new construction on a coffee mill, and cash expenditures related to business acquisitions.

Cash provided by financing activities. Net cash provided by financing activities was $15,709,000 for the year ended December 31, 2018 as compared to net cash provided by financing activities of $3,622,000 for the year ended December 31, 2017.

Net cash provided by financing activities consisted of aggregate net proceeds of $3,289,000 related to the Preferred Series B offering, $6,236,000 related to the Preferred Series C offering, $2,962,000 related to the private placement common stock offering, $4,825,000 related to a newly issued notes payable, $1,907,000, net of loan fees, from short-term debt, $1,241,000 from the exercise of stock options and warrants, offset by net payments related to the line of credit of $1,552,000, payments of short-term debt of $1,461,000, $164,000 in payments of notes payable, $165,000 in payments related to contingent acquisition debt, $1,282,000 in payments related to capital lease financing obligations and $127,000 in payments of dividends.

Contractual Obligations - Payments Due by Period

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2018 (in thousands):

		Current	Long-Term
	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$ 5,321	$ 1,261	$ 984	$ 770	$ 658	$ 624	$ 1,024
Capital Leases	2,275	1,168	728	365	9	5	-
Purchase Obligations	1,849	1,849	-	-	-	-	-
Convertible Notes Payable (*)	750	750	-	-	-	-	-
Convertible Notes Payable – 2019 Convertible Debt Offering (**)	2,440	-	-	2,440	-	-	-
Short-term Debt	504	504	-	-	-	-	-
Notes Payable	9,384	141	5,148	167	172	165	3,591
Notes Payable – 2019 Promissory Notes (**)	2,000	-	-	2,000	-	-	-
Notes Payable – Khrysos Mortgages (***)	977	14	18	368	19	406	152
Acquisition Debt – Khrysos (**)	2,000	1,750	250	-	-	-	-
Construction Obligations – Mill (**)	3,850	3,850	-	-	-	-	-
Contingent Acquisition Debt	8,261	795	813	335	375	514	5,429
Total	$ 39,611	$ 12,082	$ 7,941	$ 6,445	$ 1,233	$ 1,714	$ 10,196

(*) The Convertible Notes Payable includes the principal balances associated with our 2014 Private Placement.
(**) See Note 13 to the consolidated financial statements – Subsequent Events
(***) Assumed mortgages related to our February 2019 acquisition of Khrysos Global Inc. See Note 13 to the consolidated financial statements – Subsequent Events

“Operating leases” generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above.

“Purchase obligations” are minimum future purchase commitments for green coffee to be used in our commercial coffee segment. Each individual contract requires us to purchase and take delivery of certain quantities at agreed upon prices and delivery dates. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product. The fees can average approximately $0.01 per pound for every month of delay. To-date we have not incurred such fees.

In September 2014, we completed the 2014 Private Placement and entered into Note Purchase Agreements with seven (7) accredited investors pursuant to which we sold units consisting of five (5) year senior secured convertible 2014 Notes in the aggregate principal amount of $4,750,000, of which notes in the principal amount of $750,000 remain outstanding and are currently convertible into shares of common stock. The 2014 Notes are due in 2019 if the option to convert has not been exercised. The outstanding 2014 Notes are secured by certain of our pledged assets, bear interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due between July and September 2019. In December 2018, $4,000,000 of the principal notes was converted in an exchange agreement (see Note 6, to the to the consolidated financial statements.)

Notes Payable, includes our mortgage on our corporate office property 2400 Boswell building. On March 15, 2013, we acquired 2400 Boswell for approximately $4.6 million dollars. 2400 Boswell LLC is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years and with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.50%. As of December 31, 2018, the interest rate was 8%. The lender will adjust the interest rate on the first calendar day of each change period. As of December 31, 2018, the promissory note was paid off in full and the balance on the long-term mortgage was approximately $3,217,000 which is included in notes payable.

On December 13, 2018, CLR, entered into a Credit Agreement with Carl Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). In addition, Stephan Wallach and Michelle Wallach, pledged 1,500,000 shares of our common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Mr. Grover. The Credit Agreement bears interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due December 2020. The remaining outstanding principal balance of the Credit Agreement is $5,000,000 as of December 31, 2018 which is included in notes payable remains outstanding. (See Note 5, to the consolidated financial statements.)

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

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. As of December 31, 2018, the interest rate was 8.0%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

The Company and the Company’s CEO, Stephan Wallach, have entered into a Corporate Guaranty and Personal Guaranty, respectively, with Crestmark guaranteeing payments in the event that the Company’s commercial coffee segment CLR were to default. In addition, the Company’s President and Chief Financial Officer, David Briskie, personally entered into a Guaranty of Validity representing the Company’s financial statements so long as the indebtedness is owing to Crestmark, maintaining certain covenants and guarantees.

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,256,000 and $3,808,000 as of December 31, 2018 and 2017, respectively.

Future Liquidity Needs

The accompanying consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. As of December 31, 2018, we had a significant accumulated deficit and we have experienced significant losses and incurred negative cash flows for the last few years. Net cash used in operating activities was $12,352,000 for the year ended December 31, 2018 compared to net cash used in operating activities of approximately $2,773,000 for the year ended December 31, 2017. Our cash and cash equivalents totaled $2,879,000 as of December 31, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and/or will need to further reduce our expenses from current levels. Historically, we have financed our operations primarily through revenue generated from sales of our products and the public and private sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be met, and we may not be able to fulfill our debt obligations.

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

On July 18, 2018, we entered into lending agreements (the “Lending Agreements”) with three separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back by us with periodic payments, including accrued interest, over an 8-month period. The outstanding balance related to the Lending Agreements is approximately $504,000 as of December 31, 2018 and is included in other current liabilities on our balance sheet as of December 31, 2018.

On July 31, 2018, CLR entered into a 5-year contract for the sale and processing of over 41 million pounds of green coffee on an annual basis. The contract covers the period 2019 through 2023.

On December 13, 2018, CLR, entered into a Credit Agreement with Carl Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). In addition, Stephan Wallach and Michelle Wallach, pledged 1,500,000 shares of our common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Mr. Grover. The Credit Agreement bears interest at a rate of eight percent (8%) per annum and paid quarterly in arrears with all principal and unpaid interest due December 2020. The remaining outstanding principal balance of the Credit Agreement is $5,000,000 as of December 31, 2018 which is included in notes payable remains outstanding.

On January 7, 2019, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which we may sell from time to time, at our option, shares of our common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of our common stock.

On February 15, 2019 and March 10, 2019, we closed our first and second tranches of our 2019 January Private Placement debt offering, respectively, pursuant to which we offered for sale a minimum of notes in the principal amount of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with 13 accredited investors that we had a substantial pre-existing relationship with pursuant to which we received total gross proceeds in the aggregate of $2,440,000 and issued Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each Note matures 24 months after issuance, bears interest at a rate of 6% per annum, is issued at a 5% original issue discount and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock.)

On February 7, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that we had a substantial pre-existing relationship with to which we sold 250,000 shares of our common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds were $1,750,000, consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of our common stock, par value $0.001 per share, and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

On March 18, 2019, we entered into a two-year Secured Promissory Note (the “Note or Notes”) with two accredited investors that we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. In consideration of the Notes, we issued 20,000 shares of our common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

We believe our legal fees related to litigation will decrease in the future from the levels spent in 2018 and 2017. We also expect costs related to distributor events will decrease in 2019 from costs in 2018 and 2017. Our costs in 2017 were unusually high due to the twentieth anniversary convention held in Dallas in August and events held at the beginning of the year to stabilize the sales force due to the departure of the previous president and high-level sales management and distributors. We anticipate revenues to start growing again and we intend to make necessary cost reductions related to our international programs that are not performing and also reduce non-essential expenses. Additionally, we believe with the recent increase in our common stock trading volume and increase in stock price, that we should be able to continue to raise additional funds through equity financings and/or debt restructuring.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2018 and 2017.

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

Item 8.  Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Youngevity International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Youngevity International, Inc. and Subsidiaries (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, under the modified retrospective method.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
April 15, 2019

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share amounts)
	As of December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,879	$673
Accounts receivable, trade	4,028	4,314
Income tax receivable	74	106
Inventory	21,776	22,073
Advance (Note 1)	5,000	-
Prepaid expenses and other current assets	5,263	3,999
Total current assets	39,020	31,165

Property and equipment, net	15,105	13,707
Deferred tax assets	148	286
Intangible assets, net	15,377	20,908
Goodwill	6,323	6,323
Total assets	$75,973	$72,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,478	$11,728
Accrued distributor compensation	3,289	4,277
Accrued expenses	6,582	5,437
Deferred revenues	2,312	3,386
Line of credit	2,256	3,808
Other current liabilities	1,912	1,144
Capital lease payable, current portion	1,168	983
Notes payable, current portion (Note 5)	141	176
Convertible notes payable, current portion (Note 6)	647	2,828
Warrant derivative liability	9,216	3,365
Contingent acquisition debt, current portion	795	587
Total current liabilities	36,796	37,719

Capital lease payable, net of current portion	1,107	694
Notes payable, net of current portion (Note 5)	7,629	4,372
Convertible notes payable, net of current portion (Note 6)	-	8,336
Contingent acquisition debt, net of current portion	7,466	13,817
Total liabilities	52,998	64,938

Commitments and contingencies (Note 10)

Convertible Preferred Stock, Series C –zero shares issued and outstanding at December 31, 2018 and 2017.	-	-
Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at December 31, 2018 and 2017.	-	-
Convertible Preferred Stock, Series B – 129,437 and zero shares issued and outstanding at December 31, 2018 and 2017, respectively. $1.2 million liquidation preference at December 31, 2018.	-	-
Common stock, $0.001 par value: 50,000,000 shares authorized; 25,760,708 and 19,723,285 shares issued and outstanding at December 31, 2018 and 2017, respectively.	26	20
Additional paid-in capital	206,757	171,405
Accumulated deficit	(183,763)	(163,693)
Accumulated other comprehensive loss	(45)	(281)
Total stockholders’ equity	22,975	7,451
Total liabilities and stockholders’ equity	$75,973	$72,389

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017

Revenues	$162,445	$165,696
Cost of revenues	67,413	70,131
Gross profit	95,032	95,565
Operating expenses
Distributor compensation	61,087	65,856
Sales and marketing	13,398	13,708
General and administrative	20,009	21,883
Loss on impairment of intangible assets	3,175	-
Total operating expenses	97,669	101,447
Operating loss	(2,637)	(5,882)
Other expenses
Interest expense, net	(6,584)	(5,785)
Loss on induced debt conversion	(4,706)	-
Extinguishment loss on debt	(1,082)	(308)
Change in fair value of derivative liabilities	(4,645)	2,025
Total other expenses	(17,017)	(4,068)
Net loss before income taxes	(19,654)	(9,950)
Income tax provision	416	2,727
Net loss	(20,070)	(12,677)
Deemed dividend on preferred stock	(3,276)	-
Preferred stock dividends	(151)	(12)
Net loss attributable to common stockholders	$(23,497)	$(12,689)

Net loss per share, basic	$(1.09)	$(0.65)
Net loss per share, diluted	$(1.09)	$(0.68)

Weighted average shares outstanding, basic	21,589,226	19,672,445
Weighted average shares outstanding, diluted	21,589,226	19,751,892

See accompanying notes to consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2018	2017

Net loss	$(20,070)	$(12,677)
Foreign currency translation	236	(63)
Total other comprehensive income (loss)	236	(63)
Comprehensive loss	$(19,834)	$(12,740)

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock Series C		Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	$-	$-	161,135	$-	-	$-	19,634,345	$20	$170,212	$(218)	$(151,016)	$18,998

Net loss	-	-	-	-	-	-	-	-	-	-	(12,677)	(12,677)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(63)	-	(63)
Issuance of common stock pursuant to the exercise of warrants	-	-	-	-	-	-	21,875	-	28	-	-	28
Issuance of common stock pursuant to the exercise of stock options	-	-	-	-	-	-	6,885	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	37,500	-	200	-	-	200
Dividends on preferred stock	-	-	-	-	-	-	-	-	(12)	-	-	(12)
Common stock issued related to debt financing	-	-	-	-	-	-	22,680	-	106	-	-	106
Deferred tax liability associated with beneficial conversion feature associated with Convertible Notes Payable	-	-	-	-	-	-	-	-	(124)	-	-	(124)
Fair value warrant issuance	-	-	-	-	-	-	-	-	341	-	-	341
Stock based compensation expense	-	-	-	-	-	-	-	-	654	-	-	654
Balance at December 31, 2017	-	-	161,135	-	-	-	19,723,285	20	171,405	(281)	(163,693)	7,451
Net loss	-	-	-	-	-	-	-	-	-	-	(20,070)	(20,070)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	236	-	236
Issuance of Series B preferred stock, net of issuance cost	-	-	-	-	381,173	-	-	-	3,289	-	-	3,289
Issuance of Series C preferred stock, net of issuance cost	697,363	6,236	-	-	-	-	-	-	-	-	-	-
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	-	-	780,526	1	1,272	-	-	1,273
Issuance of common stock pursuant to the exercise of stock options and warrants	-	-	-	-	-	-	235,431	-	1,241	-	-	1,241
Issuance of common stock for services	-	-	-	-	-	-	340,000	-	1,815	-	-	1,815
Issuance of common stock and warrants related to the 2014 Note exchange	-	-	-	-	-	-	777,664	1	8,705	-	-	8,706
Issuance of common stock for conversion of Series B preferred stock	-	-	-	-	(251,736)	-	503,472	-	-	-	-	-
Issuance of common stock for conversion of Series C preferred stock	(697,363)	(6,236)	-	-	-	-	1,394,726	2	6,234	-	-	6,236
Issuance of common stock for conversion of Notes – 2017 Notes	-	-	-	-	-	-	1,577,033	2	6,542	-	-	6,544
Issuance of common stock for conversion of Notes – 2015 Notes	-	-	-	-	-	-	428,571	-	3,000	-	-	3,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	(151)	-	-	(151)
Fair value warrant issuance	-	-	-	-	-	-	-	-	1,469	-	-	1,469
Warrant modification	-	-	-	-	-	-	-	-	284	-	-	284
Release of warrant liability upon warrant exercises	-	-	-	-	-	-	-	-	199	-	-	199
Stock based compensation expense	-	-	-	-	-	-	-	-	1,453	-	-	1,453
Balance at December 31, 2018	-	$-	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975

See accompanying notes.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands, except share amounts)

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (20,070)	$ (12,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,698	4,338
Stock-based compensation expense	1,453	654
Amortization of debt discounts and issuance costs	2,033	1,777
Stock issuance costs for services	393	256
Stock issuance related to debt financing	-	106
Issuance cost related to debt financing	-	125
Change in fair value of warrant derivative liability	4,645	(1,895)
Change in fair value of embedded conversion feature	-	(130)
Expenses allocated in profit sharing agreement	-	(195)
Change in fair value of contingent acquisition debt	(6,600)	(1,664)
Fair value of warrant issuance	-	341
Extinguishment loss on debt	1,082	308
Changes in inventory reserve	1,204	-
Non-cash loss on induced debt conversion of convertible notes	4,706	-
Loss on impairment of intangible assets	3,175	-
Increase in allowance for trade accounts receivable	225	-
Deferred income taxes	138	2,447
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	61	(2,165)
Inventory	(907)	(581)
Advance	(5,000)	-
Prepaid expenses and other current assets	158	(968)
Income taxes receivable	32	205
Accounts payable	(3,250)	3,554
Accrued distributor compensation	(988)	114
Deferred revenues	(1,074)	1,516
Accrued expenses and other liabilities	1,534	1,761
Net Cash Used in Operating Activities	(12,352)	(2,773)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(50)	(52)
Purchases of property and equipment	(1,337)	(930)
Net Cash Used in Investing Activities	(1,387)	(982)

Cash Flows from Financing Activities:
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	3,289	-
Proceeds from issuance of Series C convertible preferred stock, net of offering costs	6,236	-
Proceeds from private placement of common stock, net of offering costs	2,962	-
Proceeds from issuance of notes payable, net of related costs	4,825	-
Proceeds from the exercise of stock options and warrants, net	1,241	28
Proceeds from factoring company, net	-	1,558
Proceeds from other short-term debt, net of loan fees	1,907	-
Payments of other short-term debt	(1,461)	-
Payments net of proceeds on line of credit	(1,552)	960
Proceeds from issuance of convertible notes, net of offering costs	-	2,720
Payments of capital leases	(1,282)	(962)
Payments of notes payable	(164)	(220)
Payments of contingent acquisition debt	(165)	(462)
Dividends paid on preferred stock	(127)	-
Net Cash Provided by Financing Activities	15,709	3,622
Foreign Currency Effect on Cash	236	(63)
Net increase (decrease) in cash and cash equivalents	2,206	(196)
Cash and Cash Equivalents, Beginning of Year	673	869
Cash and Cash Equivalents, End of Year	$ 2,879	$ 673

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 4,623	$ 3,922
Income tax payments, net of refunds	$ 20	$ 168

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by capital leases	$ 1,880	$ 378
Acquisitions of net assets in exchange for contingent debt net of purchase price adjustments (Note 2)	$ 523	$ 8,724
Stock issued for services (Note 9)	$ 1,815	$ -
Beneficial conversion feature associated with the issuance of Series C Preferred Stock	$ 3,276	$ -
Fair value of stock issued upon the conversion of 2015 Notes (Note 6)	$ 3,000	$ -
Fair value of the warrants issued in connection with financing recorded as a derivative liability (Note 7 & 9)	$ 1,689	$ 2,344
Fair value of stock issued in connection with 2014 Note conversion (Note 6)	$ 4,000	$ -
Fair value of warrants issued in connection with credit agreement (Note 6)	$ 1,486	$ -
Conversion of factoring agreement to line of credit	$ -	$ 2,847
Fair value of stock issued upon conversion of 2017 Notes to common stock (Note 6)	$ 6,544	$ -
Dividends declared but not paid at the end of period (Note 9)	$ 24	$ -
Change in warrant derivative liability to equity classification, Warrant Modification (Note 7)	$ 284	$ -
Release of warrant liability upon exercise of warrants	$ 199	$ -

See accompanying notes.

Table of Content

Youngevity International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Basis of Presentation and Description of Business

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.  During the years ended December 31, 2018 and 2017 the Company operated in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to the Company or collectively to the Company and its subsidiaries. The Company's two segments are listed below:

●
Commercial coffee business is operated through CLR and its wholly owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
The Company’s domestic direct selling network is operated through the following (i) domestic subsidiaries: AL Global Corporation, 2400 Boswell LLC, MK Collaborative LLC, and Youngevity Global LLC and (ii) foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. We also operate subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

Reverse Stock Split

On June 5, 2017, the Company filed a certificate to amend its Articles of Incorporation to effect a reverse split on a one-for-twenty basis ( “Reverse Split”), whereby, every twenty shares of the Company’s common stock, par value $0.001 per share were exchanged for one share of its common stock. The Reverse Split became effective on June 7, 2017. The common stock began trading on a reverse split basis at the market opening on June 8, 2017. All common stock share and per share amounts have been adjusted to reflect retrospective application of the Reverse Split.

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

Segment Information

The Company has two reportable segments: direct selling and commercial coffee. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has two reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”  During the year ended December 31, 2018, the Company derived approximately 85% of its revenue from its direct selling segment and approximately 15% of its revenue from its commercial coffee segment. During the year ended December 31, 2017, the Company derived approximately 86% of its revenue from its direct selling segment and approximately 14% of its revenue from its commercial coffee segment.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the year ended December 31, 2018 of approximately $20,070,000 and $12,677,000 for the year ended December 31, 2017. Net cash used in operating activities was approximately $12,352,000 for the year ended December 31, 2018 compared to net cash used in operating activities of approximately $2,773,000 for the year ended December 31, 2017. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that revenues will grow and it intends to make necessary cost reductions related to international operations that are not performing well and reduce non-essential expenses.

The Company also believes with the recent increase in the Company’s trading volume of its common stock and increase in stock price, it should be able to raise additional funds through equity financings and/or debt restructuring.

On December 13, 2018, CLR, entered into a Credit Agreement with one lender (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Carl Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). In addition, Stephan Wallach and Michelle Wallach, pledged 1,500,000 shares of the Company’s common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Mr. Grover. The Credit Agreement requires us to make quarterly installments of interest. The $5,000,000 is payable in December 2020. (See Note 5, below.)

Between August 31, 2018 and October 5, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with nine (9) investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold, in the private placement, (the “August 2018 Private Placement”) an aggregate of 630,526 shares of common stock and the Company issued the Investors an aggregate of 150,000 additional shares of common stock as an advisory fee and received gross proceeds in the aggregate of approximately $2,995,000. The net proceeds to the Company from the August 2018 Private Placement were approximately $2,962,000 after deducting closing and issuance costs.

Between August 17, 2018 and October 4, 2018, the Company entered into Securities Purchase Agreements (the “Preferred Purchase Agreements”) with eleven (11) investors, pursuant to which the Company sold in a private placement (the “Preferred Offering”) an aggregate of 697,363 shares of Series C convertible preferred stock and received gross proceeds in the aggregate of approximately $6,625,000. The net proceeds to the Company from the Preferred Offering were approximately $6,236,000 after deducting commissions, closing and issuance costs.

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three separate entities and received loans in the aggregate amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments are comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the Lending Agreements is approximately $504,000 as of December 31, 2018 and is included in other current liabilities on the Company’s balance sheet as of December 31, 2018.

On March 30, 2018, the Company completed its best efforts offering of Series B Convertible Preferred Stock (“Series B Offering”), pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in the aggregate of approximately $3,621,000. The net proceeds to the Company from the Series B Offering were approximately $3,289,000 after deducting commissions, closing and issuance costs.

Depending on market conditions, there can be no assurance that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company or to its stockholders. (See Note 13 below.)

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts. Accounts receivable are considered delinquent when the due date on the invoice has passed. The Company records its allowance for doubtful accounts based upon its assessment of various factors including past experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay. Accounts receivable are written off against the allowance for doubtful accounts when all collection efforts by the Company have been unsuccessful. As of December 31, 2018 and 2017, the Company’s allowance for doubtful accounts associated with CLR outstanding receivables is $235,000 and $10,000, respectively.

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

Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Finished goods	$11,300	$10,994
Raw materials	12,744	12,143
Total inventory	24,044	23,137
Reserve for excess and obsolete	(2,268)	(1,064)
Inventory, net	$21,776	$22,073

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Advance

During the year ended December 31, 2018 the Company’s commercial coffee segment advanced $5,000,000 to H&H Coffee Group Export Corp. to provide capital in support of the 5-year contract for the sale and processing of 41 million pounds of green on an annual basis. On March 31, 2019, this advance was converted to a $5,000,000 Note Receivable and bears interest at 9% per annum and is due and payable by H&H Coffee Group Export Corp. at the end of the harvest season, but no later than October 31 for any harvest year. The loan is secured by cash held by H&H Coffee Group Export Corp.’s hedging account with INTL FC Stone, trade receivables, green coffee inventory owned by H&H Coffee Group Export Corp. and all green coffee contracts. (See Note 4, below.)

Deferred Issuance Costs

Deferred issuance costs include warrant issuance costs and debt discounts of approximately $1,717,000 and $4,040,000, as of December 31, 2018 and 2017, respectively, which are associated with our 2017, 2015 and 2014 Private Placement transactions and our Credit Agreement with Carl Grover. Issuance costs are included net of convertible notes payable and notes payable on the Company's consolidated balance sheets. Deferred issuance costs are amortized over the life of the notes to interest expense. (See Notes 5 and 6, below.)

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest as of December 31, 2018 and 2017 are approximately $400,000 and are included in prepaid expenses and other current assets on the Company’s balance sheets.

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

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred as of December 31, 2018 or 2017.

Property and equipment consist of the following (in thousands):
	December 31,
	2018	2017
Building	$3,879	$3,879
Leasehold improvements	3,024	2,779
Land	2,544	2,544
Land improvements	606	606
Producing coffee trees	553	553
Manufacturing equipment	5,825	5,022
Furniture and other equipment	1,885	1,707
Computer software	1,420	1,322
Computer equipment	2,665	767
Vehicles	222	225
Construction in process	1.966	1,986
	24.589	21,390
Accumulated depreciation	(9,484)	(7,683)
Total property and equipment	$15,105	$13,707

Depreciation expense totaled approximately $1,819,000 and $1,556,000 for the years ended December 31, 2018 and 2017, respectively.

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

Intangible assets consist of the following (in thousands):

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,559	$9,575	$4,984	$16,204	$8,363	$7,841
Trademarks and tradenames	7,337	1,781	5,556	7,779	1,229	6,550
Customer relationships	10,398	5,723	4,675	10,966	4,711	6,255
Internally developed software	720	558	162	720	458	262
Intangible assets	$33,014	$17,637	$15,377	$35,669	$14,761	$20,908

Amortization expense related to intangible assets was approximately $2,879,000 and $2,782,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future expected amortization expense related to definite lived intangible assets is as follows (in thousands):

Years ending December 31,
2019	$2,250
2020	2,085
2021	2,008
2022	1,984
2023	1,917
Thereafter	3,484
Total	$13,728

As of December 31, 2018, the weighted-average remaining amortization period for intangibles assets was approximately 4.97 years.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of December 31, 2018 and 2017, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives. During the year ended December 31, 2017, the Company considered the guidance of ASC 350 and concluded that certain intangible assets with indefinite lives should be changed to a definite life. As a result, the Company changed the classification of approximately $618,000 trademark/tradename intangible assets to a definite lived intangible asset.

During the year ended December 31, 2018, the Company also determined that the underlying intangible assets associated with its BeautiControl and Future Global Vision, Inc., acquisitions were impaired and recorded a loss on impairment of intangible assets of approximately $3,175,000 (see Note 2, below). No impairment occurred for its definite and indefinite lived intangible assets for the year ended December 31, 2017.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzed its goodwill balances separately for the commercial coffee reporting unit and the direct selling reporting unit. The goodwill balance as of December 31, 2018 and 2017 was $6,323,000.

The Company has determined that no impairment of its goodwill occurred for the years ended December 31, 2018 and 2017.

Goodwill activity for the years ended December 31, 2018 and 2017 by reportable segment consists of the following (in thousands):

	Direct selling	Commercial coffee	Total
Balance at December 31, 2016	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2017	$3,009	$3,314	$6,323
Goodwill recognized	-	-	-
Goodwill impaired	-	-	-
Balance at December 31, 2018	$3,009	$3,314	$6,323

Revenue Recognition

The Company recognizes revenue from product sales under the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied (see Note 3, below).

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The transaction price for all sales is based on the price reflected in the individual customer's contract or purchase order.  Variable consideration has not been identified as a significant component of the transaction price for any of our transactions.

Independent distributors receive compensation which is recognized as Distributor Compensation in the Company’s consolidated statements of operations. Due to the short-term nature of the contract with the customers, the Company accrues all distributor compensation expense in the month earned and pays the compensation the following month.

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

The Company has determined that most contracts will be completed in less than one year. For those transactions where all performance obligations will be satisfied within one year or less, the Company is applying the practical expedient outlined in ASC 606-10-32-18. This practical expedient allows the Company not to adjust promised consideration for the effects of a significant financing component if the Company expects at contract inception the period between when the Company transfers the promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those transactions that are expected to be completed after one year, the Company has assessed that there are no significant financing components because any difference between the promised consideration and the cash selling price of the good or service is for reasons other than the provision of financing.

Deferred Revenues and Costs

As of December 31, 2018 and 2017, the balance in deferred revenues was approximately $2,312,000 and $3,386,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and for future Company convention and distributor events. In addition, the Company recognizes deferred revenue from the commercial coffee segment.

Deferred revenues related to Heritage Makers were approximately $2,153,000 and $1,882,000, as of December 31, 2018, and 2017, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of December 31, 2018 and 2017, the balance in deferred costs was approximately $364,000 and $433,000, respectively, and was included in prepaid expenses and current assets.

Deferred revenues related to CLR as of December 31, 2018 was zero and as of December 31, 2017 was approximately $1,291,000 and represented deposits on customer orders that have not yet been completed and shipped.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $159,000 and $213,000 as of December 31, 2018 and 2017, respectively, relate primarily to the Company’s 2019 and 2018 events. The Company does not recognize this revenue until the conventions or distributor events occur.

Product Return Policy

All products, except food products and commercial coffee products are subject to a full refund within the first 30 days of receipt by the customer, subject to an advance return authorization procedure. Returned product must be in unopened resalable condition. Product returns as a percentage of our net sales have been approximately 2% of our monthly net sales over the last two years. As of December 31, 2018 and 2017 the Company has an allowance of $125,000 and $75,000, respectively, related to product returns. Commercial coffee products are returnable only if defective.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of sales. Shipping and handling fees charged to customers are included in sales. Shipping expense was approximately $8,801,000 and $9,101,000 for the years ended December 31, 2018 and 2017, respectively.

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

Potentially dilutive securities for the year ended December 31, 2018 were 9,128,489. For the year ended December 31, 2017, potentially dilutive securities were 6,565,529.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the year ended December 31, 2017, the Company recorded net of tax gain of $667,000 on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share.

	December 31,
	2018	2017
Loss per Share - Basic
Numerator for basic loss per share	$(23,497,000)	$(12,689,000)
Denominator for basic loss per share	21,589,226	19,672,445
Loss per common share – basic	$(1.09)	$(0.65)

Loss per Share - Diluted
Numerator for basic loss per share	$(23,497,000)	$(12,689,000)
Adjust: Fair value of dilutive warrants outstanding	-	(667,000)
Numerator for diluted loss per share	$(23,497,000)	$(13,356,000)

Denominator for basic loss per share	21,589,226	19,672,445
Plus: Incremental shares underlying “in the money” warrants outstanding	-	79,447
Denominator for diluted loss per share	21,589,226	19,751,892
Loss per common share - diluted	$(1.09)	$(0.68)

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using each foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for the years ended December 31, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Subtopic 350-40 clarifies the accounting for implementation costs of a hosting arrangement that is a service contract and aligns that accounting, regardless of whether the arrangement conveys a license to the hosted software. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. Topic 820 removes or modifies certain current disclosures and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in Topic 820 will need to be applied on a retrospective basis and others on a prospective basis. Topic 820 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company expects to adopt the provisions of this guidance on January 1, 2020 and is currently evaluating the impact that Topic 820 will have on its related disclosures.

In February 2018, the FASB issued Accounting Standards Update ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Topic 260 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in Topic 260 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact that Topic 260 will have on its consolidated financial statements.

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

In February 2016, FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendments are required to be adopted by the Company on January 1, 2019. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. The Company elects to use its effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direction costs. In addition, the Company expects to elect the practical expedient to use hindsight when determining lease terms.  The practicable expedient pertaining to land easement is not applicable to the Company. The Company expects that this standard will not have a material effect on its financial statements. The Company continues to assess all of the effects of adoption, with the most significant effect relating to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for real estate operating leases. The Company expects to recognize additional operating liabilities ranging from $5,200,000 to $5,900,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Recently Adopted Accounting Pronouncements

In June 2018, FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments granted to non-employees. Consistent with the requirement for employee share-based payment awards, non-employee share-based payment awards within the scope of Topic 718 will be measured at grant-date fair value of the equity instruments. The Company adopted the provisions of this guidance on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): “Scope Modification Accounting.” This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The Company adopted Topic 718 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes various provisions to simplify the accounting for share-based payments with the goal of reducing the cost and complexity of accounting for share-based payments. The amendments may significantly impact net income, earnings per share and the statement of cash flows as well as present implementation and administration challenges for companies with significant share-based payment activities. Topic 718 was effective for the Company beginning January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). Topic 805 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. Topic 805 is effective for annual periods beginning December 15, 2017. Early adoption is permitted for transactions, including acquisitions or dispositions, which occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Following the expiration of the Company’s Emerging Growth Company filing status (“EGC”) on December 31, 2018 the Company adopted the following accounting pronouncements effective January 1, 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. Topic 606 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provision of this guidance using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under Topic 606. The Company’s accounting policies did not change materially as a result of applying the principles of revenue recognition from Topic 606 and are largely consistent with existing guidance and current practices applied by the Company. (See Note 3, below)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to improve financial reporting in regard to how certain transactions are classified in the statement of cash flows. The ASU requires that (1) debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows, (2) the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles, and (3) each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. Topic 230 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2. Acquisitions and Business Combinations

During 2018 and 2017, the Company entered into two and five acquisitions, respectively, which are detailed below. The acquisitions were conducted in an effort to expand the Company’s distributor network within the direct selling segment, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and acquired company’s distributors and clients will gain access to products offered by the Company.

As such, the major purpose for all of the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

The preliminary fair value of intangible assets acquired with the Company’s acquisitions are determined through the use of a discounted cash flow methodology. The trademarks and trade name, customer-related intangible and distributor organization intangible are being amortized over their estimated useful life of ten (10) years using the straight-line method which is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

During the year ended December 31, 2018 the Company adjusted the preliminary purchase price for one of its 2017 acquisitions which resulted in an adjustment to the related intangibles and contingent debt in the amount of $629,000. In addition, during the year ended December 31, 2018 the Company removed the contingent debt associated with the Nature’s Pearl acquisition from 2016 due to a breach of the asset purchase agreement by Nature's Pearl and amended certain terms of the existing agreement. As a result, the Company is no longer obligated under the related asset purchase agreement to make payments. The Company recorded a reduction to the acquisition debt for Nature’s Pearl in the amount of approximately $1,246,000 with a corresponding credit to general and administrative expense in the statements of operations.

2018 Acquisitions

Doctor’s Wellness Solutions Global LP (ViaViente)

On March 1, 2018, the Company acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly-concentrated, energizing whole fruit puree blend that is rich in anti-oxidants and naturally-occurring vitamins and minerals.

The Company is obligated to make monthly payments based on a percentage of the ViaViente distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of ViaViente’s products until the earlier of the date that is five (5) years from the closing date or such time as the Company has paid to ViaViente aggregate cash payments of the ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $3,000,000. In addition, the Company entered into an inventory consignment agreement whereby the Company agreed to pay an additional royalty fee on specific inventory items up to $750,000. The $750,000 is in addition to the $3,000,000 aggregate purchase price and is included in the estimated fair value of the contingent debt. The inventory consignment royalty fees are applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $1,375,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the year ended December 31, 2018, the Company reviewed the initial valuation of $1,375,000 and reduced it by $749,000. The contingent liability was also reduced by $749,000.

The revenue impact from the ViaViente acquisition, included in the consolidated statements of operations for the year ended December 31, 2018 was approximately $1,542,000.

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

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the year ended December 31, 2018, the Company reviewed the initial valuation of $1,085,000 and reduced it by $560,000. The contingent liability was also reduced by $560,000.

The revenue impact from the Nature Direct acquisition, included in the consolidated statements of operations for the year ended December 31, 2018 was approximately $1,308,000.

The pro-forma effect assuming the business combination with Nature Direct discussed above had occurred at the beginning of the year is not presented as the information was not available.

2017 Acquisitions

BeautiControl

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

In determining the fair value of the assets acquired and the purchase price, initially it was based on a number of products to be made available to the Company through collaboration with the seller and ensuring active participation by BeautiControl’s distributor organization. Delays in the Company’s ability to access many key products have substantially reduced the potential to deliver the revenues initially anticipated. As a result of this, when the Company re-assessed the contingent liability during the year ended December 31, 2018 the Company recorded an adjustment to reduce the contingent liability by approximately $2,520,000 and a corresponding credit to the contingent liability revaluation expense included in general and administrative expense. The Company also determined that the underlying intangible assets were impaired and recorded an adjustment to reduce the intangible assets of approximately $2,550,000 resulting in a corresponding loss on impairment on the Company’s consolidated statements of operations for the year ended December 31, 2018, which reduced the corresponding intangible assets to the following:

Distributor organization	$22
Customer-related intangible	27
Trademarks and trade name	24
Total	$73

The revenue impact from the BeautiControl acquisition, included in the consolidated statements of operations for the year ended December 31, 2018 was approximately $123,000. There was no revenue earned as of December 31, 2017 for the BeautiControl acquisition.

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

The contingent consideration’s estimated fair value at the date of acquisition was $875,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company received approximately $53,000 of inventories and has agreed to pay for the inventory. This payment has been applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $875,000. The purchase price allocation was as follows (in thousands):

Distributor organization	$425
Customer-related intangible	250
Trademarks and trade name	200
Total purchase price	$875

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the year ended December 31, 2018, the Company reviewed the initial valuation of $875,000 and re-assessed the contingent liability. The Company recorded an adjustment to reduce the contingent liability by approximately $771,000 and a corresponding credit to the contingent liability revaluation expense included in general and administrative expense. The Company also determined that the underlying intangible assets were impaired and recorded an adjustment to reduce the intangible assets of approximately $625,000 resulting in a corresponding loss on impairment on the Company’s consolidated statements of operations for the year ended December 31, 2018, which reduced the corresponding intangible assets to the following:

Distributor organization	$113
Customer-related intangible	75
Trademarks and trade name	63
Total	$251

The revenue impact from the Future Global Vision, Inc., acquisition, included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was approximately $926,000 and $63,000, respectively.

The pro-forma effect assuming the business combination with Future Global Vision, Inc., discussed above had occurred at the beginning of the year is not presented as the information was not available.

Sorvana International, LLC

Effective July 1, 2017, the Company acquired certain assets and assumed certain liabilities of Sorvana International, LLC (“Sorvana”). Sorvana was the result of the unification of the two companies FreeLife International, Inc. “FreeLife”, and L’dara. Sorvana offers a variety of products with the addition of the FreeLife and L’dara product lines. Sorvana offers an extensive line of health and wellness product solutions including healthy weight loss supplements, energy and performance products and skin care product lines as well as organic product options. As a result of this business combination, the Company’s distributors and customers will have access to Sorvana’s unique line of products and Sorvana’s distributors and clients will gain access to products offered by the Company.

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

The Company received approximately $700,000 of inventories and has agreed to pay for the inventory. This payment is applied to the maximum aggregate purchase price. In addition, the Company assumed certain liabilities payable in the approximate amount of $68,000 which has been not applied to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $4,247,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the years ended December 31, 2018 and 2017, the Company reviewed the initial valuation of $4,247,000 and reduced it by $629,000 and $1,105,000, respectively, based on information that existed as of the acquisition date but was not known to the Company at that time. The contingent liability was also reduced by $629,000 and $1,105,000, during the years ended December 31, 2018 and 2017, respectively.

The revenue impact from the Sorvana acquisition, included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was approximately $6,232,000 and $3,891,000, respectively.

The pro-forma effect assuming the business combination with Sorvana discussed above had occurred at the beginning of the year is not presented as the information was not available.

BellaVita Group, LLC

Effective March 1, 2017, the Company acquired certain assets of BellaVita Group, LLC (“BellaVita”) a direct sales company and producer of health and beauty products with locations and customers primarily in the Asian market.

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

The Company assumed certain liabilities payable in the approximate amount of $100,000 and applied the payment to the maximum aggregate purchase price.

The contingent consideration’s estimated fair value at the date of acquisition was $1,650,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the year ended December 31, 2017, the Company determined that the initial estimated fair value of the assets acquired should be increased by $156,000 from $1,650,000 to $1,806,000 based on information that existed as of the acquisition date but was not known to the Company at that time. The contingent liability was also increased by $156,000 during the year ended December 31, 2017.

The revenue impact from the BellaVita acquisition, included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was approximately $2,879,000 and $2,390,000, respectively.

The pro-forma effect assuming the business combination with BellaVita discussed above had occurred at the beginning of the year is not presented as the information was not available.

Ricolife, LLC

Effective March 1, 2017, the Company acquired certain assets of Ricolife, LLC (“Ricolife”) a direct sales company and producer of teas with health benefits contained within its tea formulas.

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

The contingent consideration’s estimated fair value at the date of acquisition was $845,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company assumed certain liabilities payable in the approximate amount of $75,000 and applied the payment to the maximum aggregate purchase price.

The assets acquired were recorded at estimated fair values as of the date of the acquisition. During the year ended December 31, 2017, the Company determined that the initial estimated fair value of the assets acquired should be reduced by $372,000 from $845,000 to $473,000 based on information that existed as of the acquisition date but was not known to the Company at that time. The contingent liability was also reduced by $372,000 during the year ended December 31, 2017.

The revenue impact from the Ricolife acquisition, included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was approximately $789,000 and $896,000, respectively.

The pro-forma effect assuming the business combination with Ricolife discussed above had occurred at the beginning of the year is not presented as the information was not available.

Note 3. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

Following the expiration of the Company’s EGC status on December 31, 2018 the Company adopted ASC Topic 606, Revenue from Contracts with Customer (“Topic 606”) as of January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, Revenue Recognition.

There was no impact to retained earnings as of January 1, 2018, or to revenue for the year ended December 31, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.

Revenue Recognition

Direct Selling

Direct distribution sales are made through the Company’s network (direct selling segment), which is a web-based global network of customers and distributors. The Company’s independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. The Company considers itself to be an e-commerce company whereby personal interaction is provided to customers by its independent sales network. Sales generated from direct distribution includes; health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products.

Revenue is recognized when the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

Commercial Coffee - Coffee Roaster

The Company engages in the commercial sale of roasted coffee through its subsidiary CLR, which is sold under a variety of private labels through major national sales outlets and to customers including cruise lines and office coffee service operators, and under its own Café La Rica brand, Josie’s Java House Brand and Javalution brands as well as through its distributor network within the direct selling segment.

Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. At this point the customer has a present obligation to pay, takes physical possession of the product, takes legal title to the product, bears the risks and rewards of ownership, and as such, revenue will be recognized at this point in time. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

Commercial Coffee - Green Coffee

The commercial coffee segment includes the sale of green coffee beans, which is sourced from the Nicaraguan rainforest.

Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. At this point the customer has a present obligation to pay, takes physical possession of the product, takes legal title to the product, bears the risks and rewards of ownership, and as such, revenue will be recognized at this point in time. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

The Company operates in two primary segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where products are sold directly to businesses. The following table summarizes revenue disaggregated by direct selling and the coffee segment (in thousands):

	For the years ended December 31,
	2018	2017
Direct Selling Segment	$138,855	$142,450
Commercial Coffee - coffee roaster	11,309	10,261
Commercial Coffee - green coffee	12,281	12,985
Total	$162,445	$165,696

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records contract assets when performance obligations are satisfied prior to invoicing.

Contract liabilities are reflected as deferred revenues in current liabilities on the Company’s consolidated balance sheets and includes deferred revenue and customer deposits. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations, and are recognized as revenue upon the fulfillment of performance obligations. Contract Liabilities are classified as short-term as all performance obligations are expected to be satisfied within the next 12 months.

As of December 31, 2018 and 2017, the balance in deferred revenues was approximately $2,312,000 and $3,386,000, respectively. The Company records deferred revenue related to its direct selling segment which is primarily attributable to the Heritage Makers product line and represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. In addition, deferred revenues include future Company convention and distributor events.

Deferred revenue related to the commercial coffee segment represents deposits on customer orders that have not yet been completed and shipped. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement FOB shipping point. (See Note 1, above.)

Of the deferred revenue from the year ended December 31, 2017, the Company recognized revenue of approximately $895,000 from the Heritage Makers product line, $213,000 from the Company’s convention and distributor events, and $1,200,000 related to customer deposits from CLR during the year ended December 31. 2018.

As part of the adoption of the ASC Topic 606, the Company elected to use the practical expedient to account for shipping and handling activities as fulfillment costs, which are recorded in cost of sales.

Note 4. Agreements with Variable Interest Entities and Related Party Transactions

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

FDI Realty, LLC

FDI Realty, LLC (“FDI Realty”) is the owner and lessor of the building previously partially occupied by the Company for its sales and marketing office in Windham, NH until December 2015. A former officer of the Company is the single member of FDI Realty.

At December 31, 2017 the Company believed they held a variable interest in FDI Realty, for which the Company was not deemed to be the primary beneficiary. The Company concluded, based on its qualitative consideration of the terminated lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty and is obligated to fund the obligations of FDI Realty. The Company believed they were a co-guarantor of FDI Realty’s mortgages on the building, however, as of December 31, 2017, the Company determined that the fair value of the guarantees was not significant and therefore did not record a related liability.

During the year-ended December 31, 2018, the Company determined that based on the current circumstances as it relates to certain agreements existing among the Company and FDI Realty, including but not limited to an Amended and Restated Equity Purchase Agreement (“AREPA”) which was executed on October 25, 2011 and FDI Realty’s failure to meet its obligations under the AREPA, the Company no longer holds a variable interest in FDI Realty.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

The Company’s commercial coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. In March 2014, as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. The Company made purchases of approximately $9,891,000 and $10,394,000 from this supplier for the years ended December 31, 2018 and 2017, respectively.

In addition, CLR sold approximately $3,938,000 and $6,349,000 for the years ended December 31, 2018 and 2017, respectively, of green coffee beans to H&H Export, a Florida based company which is affiliated with H&H.

In March 2017, the Company entered a settlement agreement and release with H&H Export pursuant to which it was agreed that $150,000 owed to H&H Export, for services that had been rendered would be settled by the issuance of common stock. In May 2017, the Company issued to H&H Export, 27,500 shares of common stock in accordance with this agreement.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of December 31, 2018, the warrant remains outstanding.

During the year ended December 31, 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of the 5-year contract for the sale and processing of 41 million pounds of green on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  On March 31, 2019, this advance was converted to a $5,000,000 loan agreement and bears interest at 9% per annum and is due and payable by H&H Export at the end of the harvest season, but no later than October 31 for any harvest year. The loan is secured by H&H Export’s hedging account with INTL FC Stone, trade receivables, green coffee inventory in the possession of H&H Export and all green coffee contracts.

During the year ended December 31, 2018, the Company paid $900,000 towards construction of a mill, which is included in construction in process and equipment, net on the Company's consolidated balance sheet, (See Note 13, below.)

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases of approximately $151,000 and $182,000 from WVNP Inc., for the years ended December 31, 2018 and 2017, respectively.  In addition, Mr. Renton is a distributor of the Company and was paid distributor commissions for the years ended December 31, 2018 and 2017 of approximately $363,000 and $398,000, respectively.

Carl Grover

Mr. Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares and beneficial owner of 2,938,133 shares of common stock. Mr. Grover owns a 2014 Warrant exercisable for 782,608 shares of common stock, a 2015 Warrant exercisable for 200,000 shares of common stock, 2017 Warrants exercisable for 735,030 shares of common stock, and a 2018 Warrant exercisable for 631,579 shares of common stock, a 2018 Warrant exercisable for 250,000 shares of common stock and a second 2018 Warrant exercisable for 250,000 shares of common stock. He also owns 2,345,862 shares of common stock which includes 1,122,233 shares from the conversion of his 2017 Notes to common stock, 428,571 shares from the conversion of his 2015 Note to common stock, 747,664 shares issued from the conversion of his 2014 Notes to common stock and 47,394 shares of common stock. (See Notes 6, below.)

On December 13, 2018, CLR, entered into a Credit Agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). We issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. (See Notes 5 below.)

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and prior to joining the Company’s Board of Directors he acquired a note (the “2014 Note”) issued in the Company’s private placement consummated in 2014 (the “2014 Private Placement”) in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued in the 2014 Private Placement exercisable for 14,673 shares of common stock. Prior to joining the Company’s Board of Directors, Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $38,000 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued, in the 2017 Private Placement, to purchase 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the “2015 Note” that he acquired in the Company’s private placement consummated in 2015 (the “2015 Private Placement”), a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. On March 30, 2018, the Company completed its Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of the Company’s common stock. He also owns 67,393 shares of common stock and options to purchase an aggregate of 116,655 shares of common stock, of which options to purchase an aggregate of 55,000 shares of common stock have vested and are immediately exercisable.

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The current interest rate as of December 31, 2018 was 7.75%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2018, the balance on the long-term mortgage is approximately $3,217,000 and the balance on the promissory note is zero.

Note 5.  Notes Payable and Other Debt

Short-term Debt

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three (3) separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments are comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the Lending Agreements is approximately $504,000 as of December 31, 2018 and is included in other current liabilities on the Company’s balance sheet as of December 31, 2018.

Notes Payable

On December 13, 2018, the Company’s wholly owned subsidiary, CLR, entered into a Credit Agreement with Mr. Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 Credit Note secured by its green coffee inventory under a Security Agreement, dated December 13, 2018, with Mr. Grover and CLR’s subsidiary, Siles. In connection with the Credit Agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share (“Warrant 1”), and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share (“Warrant 2”), pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. The Company also entered into an Advisory Agreement with Ascendant Alternative Strategies, LLC (“Ascendant”), a third party not affiliated with Mr. Grover, in connection with the Credit Agreement, pursuant to which it agreed to pay to Ascendant a 3% fee on the transaction with Mr. Grover and issued to Ascendant (or it’s designees) a four-year warrant to purchase 50,000 shares of its common stock, exercisable at $6.33 per share.

Upon the occurrence of an event of default, the unpaid balance of the principal amount of this Credit Note together with all accrued but unpaid interest, may become, or may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Credit Agreement. The Company determined that the contingent call (put) option meets the definition of a derivative (i.e., has an underlying, a notional amount, requires no initial investment, and can be net settled). Therefore, it must be separately measured at fair value with changes in fair value impacting current earnings.

Management has assessed the probability of a trigger event (i.e., the occurrence an event of default, such amounts are declared due and payable or made automatically due and payable, in each case, in accordance with the terms of this Note) to be de minimis during the term of the Credit Note. As such, the fair value of the contingent put feature would have a de minimis value (i.e., there is no need to separately measure the contingent put feature, as assigning a probability of zero percent or near zero percent to the occurrence of an event of default would result in de minimis fair value for the feature). Management will reassess the probability of a trigger event at each reporting period during the term of the Credit Note. As of December 31, 2018, the Company determined that the event of default is null.

The Company recorded debt discounts of approximately $1,469,000 related to the fair value of warrants issued in the transaction and $175,000 of transaction issuance costs to be amortized to interest expense over the life of the Credit Agreement. As of December 31, 2018, the remaining balance of the debt discounts is approximately $1,614,000. The Company recorded approximately $30,000 amortization of the debt discounts during the year ended December 31, 2018 and is recorded as interest expense.

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years with interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. As of December 31, 2018 the interest rate was 7.75%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2018, the balance on the long-term mortgage is approximately $3,217,000 and the balance on the promissory note is zero.

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid. As of December 31, 2018 and 2017, the carrying value of the liability was approximately $1,071,000 and $1,113,000, respectively. The interest associated with the note for the years ended December 31, 2018 and 2017 was minimal.

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $96,000 as of December 31, 2018 which expire at various dates through 2023.

The following summarizes the maturities of notes payable, including convertible notes payable (see Note 6 below) (in thousands):

Years ending December 31,
2019	$891
2020	5,148
2021	167
2022	172
2023	165
Thereafter	3,591
Total	$10,134

Capital Lease

The Company leases certain manufacturing and operating equipment under non-cancelable capital leases. The total outstanding balance under the capital leases as of December 31, 2018 excluding interest is as follows (in thousands):

Years ending December 31,
2019	$ 1,311
2020	797
2021	378
2022	10
2023	6
Total	2,502
Amount representing interest	(227)
Present value of minimum lease payments	2,275
Less current portion	(1,168)
Long term portion	$1,107

Depreciation expense related to the capitalized lease obligations was approximately $221,000 and $110,000 for the years ended December 31, 2018 and 2017, respectively.

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

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. As of December 31, 2018, the interest rate was 8.0%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

The Company and the Company’s CEO, Stephan Wallach, have entered into a Corporate Guaranty and Personal Guaranty, respectively, with Crestmark guaranteeing payments in the event that the Company’s commercial coffee segment CLR were to default. In addition, the Company’s President and Chief Financial Officer, David Briskie, personally entered into a Guaranty of Validity representing the Company’s financial statements so long as the indebtedness is owing to Crestmark, maintaining certain covenants and guarantees.

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,256,000 and $3,808,000 as of December 31, 2018 and 2017, respectively.

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and evaluated each period for changes in the fair value and adjusted as appropriate. (See Note 7 below.)

The Company’s contingent acquisition debt as of December 31, 2018 and 2017 is $8,261,000 and $14,404,000, respectively, and is attributable to debt associated with the Company’s direct selling segment.

Note 6. Convertible Notes Payable

The Company’s total convertible notes payable as of December 31, 2018 and 2017, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	December 31, 2018	December 31, 2017
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$750	$4,750
Debt discounts	(103)	(1,659)
Carrying value of 2014 Notes	647	3,091

8% Convertible Notes due October and November 2018 (2015 Notes), principal	-	3,000
Debt discounts	-	(172)
Carrying value of 2015 Notes	-	2,828

8% Convertible Notes due July and August 2020 (2017 Notes), principal	-	7,254
Fair value of bifurcated embedded conversion option of 2017 Notes	-	200
Debt discounts	-	(2,209)
Carrying value of 2017 Notes	-	5,245

Total carrying value of convertible notes payable	$647	$11,164

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the consolidated balance sheets.

July 2014 Private Placement – 2014 Notes

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

The Company has the right to prepay the Notes at any time after the one-year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The Notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the common stock that he owns so long as his personal guaranty is in effect.

On October 23, 2018, the Company entered into an agreement with Carl Grover to exchange (the “Debt Exchange”), subject to stockholder approval which was received on December 6, 2018, all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matures on July 30, 2019, for 747,664 shares of the Company’s common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. Upon the closing the Company issued Ascendant Alternative Strategies, LLC, a FINRA broker dealer (or its designees), which acted as the Company’s advisor in connection with a Debt Exchange transaction, 30,000 shares of common stock in accordance with an advisory agreement and four-year warrants to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and four-year warrants to purchase 70,000 shares of common stock at an exercise price of $4.75 per share.

The Company considered the guidance of ASC 470-20, Debt: Debt with Conversion and Other Options and ASC 470-60, Debt: Debt Troubled Debt Restructuring by Debtors and concluded that the 2014 Note held by Mr. Grover should be recognized as a debt modification for an induced conversion of convertible debt under the guidance of ASC 470-20. The Company recognized all remaining unamortized discounts of approximately $679,000 immediately subsequent to October 23, 2018 as interest expense, and the fair value of the warrants and additional shares issued as discussed above were recorded as a loss on the Debt Exchange in the amount of $4,706,000 during the year ended December 31, 2018 with the corresponding entry recorded to equity.

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of December 31, 2018 and 2017 the remaining balance of the debt discounts is approximately $94,000 and $1,504,000, respectively. The Company recorded approximately $795,000 amortization of the debt discounts during the years ended December 31, 2018 and 2017, and is recorded as interest expense.

With respect to the 2014 Private Placement, the Company paid approximately $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. The unamortized issuance costs recognized with the Debt Exchange was approximately $63,000. As of December 31, 2018 and 2017 the remaining balance of the issuance costs is approximately $10,000 and $155,000, respectively. The Company recorded approximately $82,000 and $98,000 of the debt discounts amortization during the years ended December 31, 2018 and 2017, respectively, and is recorded as interest expense.

As of December 31, 2018 and 2017 the principal amount of $750,000 and $4,750,000, respectively, remains outstanding.

November 2015 Private Placement – 2015 Notes

Between October 13, 2015 and November 25, 2015 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“November 2015 Private Placement”) with three (3) accredited investors pursuant to which the Company raised cash proceeds of $3,188,000 in the offering and converted $4,000,000 of debt from the Company’s January 2015 Private Placement to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible Notes in the aggregate principal amount of $7,188,000, convertible into 1,026,784 shares of common stock, at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year Warrants exercisable to purchase 479,166 shares of the Company’s common stock at a price per share of $9.00. The Notes paid interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018.

During 2017, in connection with the July 2017 Private Placement, three (3) investors from the November 2015 Private Placement, converted their 2015 Notes in the aggregate amount of $4,200,000 including principal and accrued interest thereon into new convertible notes for an equal principal amount in the 2017 Private Placement as discussed below. The Company accounted for the conversion of the notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50.

The Company recorded a non-cash extinguishment loss on debt of $308,000 during the year ended December 31, 2017 as a result of the conversion of $4,200,000 in notes including accrued interest to the three investors from the November 2015 Private Placement through issuance of a new July 2017 Note. This loss represents the difference between the reacquisition value of the new debt to the holders of the notes and the carrying amount of the holders’ extinguished debt.

The Company recorded at issuance debt discounts associated with the 2015 Notes of $309,000 related to the beneficial conversion feature and the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. During the year ended December 31, 2017 the Company allocated approximately $75,000 for the remaining proportionate share of the unamortized debt discounts to the extinguished portion of the debt.

As of December 31, 2018 and 2017 the remaining balances of the debt discounts is zero and $36,000 respectively. The Company recorded approximately $36,000 and $78,000 of the debt discounts amortization during the years ended December 31, 2018 and 2017, respectively and is recorded as interest expense.

With respect to the aggregate offering, the Company paid $786,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. During the year ended December 31, 2017 the Company allocated approximately $190,000 for the remaining proportionate share of the unamortized issuance costs to the extinguished portion of the debt.

As of December 31, 2018 and 2017 the remaining balances of the issuance cost is zero and $92,000, respectively. The Company recorded approximately $92,000 and $199,000 of the issuance costs amortization during the years ended December 31, 2018 and 2017, respectively and is recorded as interest expense.

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

As of December 31, 2018 and 2017, the remaining balance of the warrant issuance cost is zero and $45,000, respectively. The Company recorded approximately $45,000 and $97,000 of the warrant issuance costs amortization during the years ended December 31, 2018 and 2017, respectively, and is recorded as interest expense.

On October 19, 2018, Carl Grover, an investor in the Company’s 2015 Private Placements, exercised his right to convert all amounts owed under the note issued to him in the 2015 Private Placement in the principal amount of $3,000,000 which matured on October 12, 2018, into 428,571 shares of common stock (at a conversion rate of $7.00 per share), in accordance with its stated terms. As of December 31, 2018, the 2015 Notes are fully converted, and no principal remains outstanding. The principal balance as of December 31, 2017 was $3,000,000.

July 2017 Private Placement – 2017 Notes

Between July and August 2017, the Company entered into Note Purchase Agreements with accredited investors in the 2017 Private Placement pursuant to which the Company raised aggregate gross cash proceeds of approximately $3,054,000 in the offering and converted $4,200,000 of debt from the 2015 Notes, including principal and accrued interest to the 2017 Private Placement for an aggregate principal amount of approximately $7,254,000. The Company's use of the proceeds from the 2017 Private Placement was for working capital purposes.

The 2017 Notes automatically converted to common stock prior to the maturity date, as a result of the Company completing a common stock, preferred stock or other equity-linked securities with aggregate gross proceeds of no less than $3,000,000 for the purpose of raising capital.

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

The Company paid a placement fee of $321,000, issued the placement agent three-year warrants to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share, and issued the placement agent 22,680 shares of the Company’s common stock.

The Company recorded debt discounts associated with the 2017 Notes of $330,000 related to the bifurcated embedded conversion feature. The embedded conversion feature was being amortized to interest expense over the term of the 2017 Notes. During the years ended December 31, 2018 and 2017, the Company recorded approximately $28,000 and $46,000, respectively, of amortization related to the debt discount cost.

Upon issuance of the 2017 Notes, the Company recognized issuance costs of approximately $1,601,000, resulting from the allocated portion of offering proceeds to the separable warrant liabilities. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the years ended December 31, 2018 and 2017, the Company recorded approximately $136,000 and $222,000, respectively, of amortization related to the warrant issuance cost.

With respect to the aggregate offering, the Company paid $634,000 in issuance costs. The issuance costs were being amortized to interest expense over the term of the 2017 Notes. During the years ended December 31, 2018 and 2017, the Company recorded approximately $53,000 and $88,000, respectively, of amortization related to the issuance costs.

On March 30, 2018, the Company completed the Series B Offering, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock and received aggregate gross proceeds of $3,621,000, which triggered the automatic conversion of the 2017 Notes to common stock. The 2017 Notes consisted of three-year senior secured convertible notes in the aggregate principal amount of approximately $7,254,000, which converted into 1,577,033 shares of common stock, at a conversion price of $4.60 per share, and three-year warrants exercisable to purchase 970,581 shares of the Company’s common stock at a price per share of $5.56 (the “2017 Warrants”). The 2017 Warrants were not impacted by the automatic conversion of the 2017 Notes.

The Company accounted for the automatic conversion of the 2017 Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50, and as such the related debt discounts, issuance costs and bifurcated embedded conversion feature were adjusted as part of accounting for the conversion. The Company recorded a non-cash extinguishment loss on debt of $1,082,000 during the year ended December 31, 2018 as a result of the conversion of the 2017 Notes. This loss represents the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued was based on the stock price on the date of the conversion.

As of December 31, 2018, the 2017 Notes are fully converted, and no principal remains outstanding. The principal balance as of December 31, 2017 was approximately $7,254,000.

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

Warrants

Between August and October of 2018, the Company issued 630,526 three-year warrants to investors in the August 2018 Private Placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $1,689,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo pricing model, with the following assumptions: stock price volatility range of 61.42% - 65.79%, risk-free rate 2.70% - 2.99%, annual dividend yield 0% and expected life 3.0 years.

In January 2018, the Company approved an amendment (the “Warrant Amendment”) to its warrant agreements issued to the placement agent, pursuant to which warrants were issued to purchase 179,131 shares of the Company’s common stock as compensation associated with the Company’s July 2017 Private Placement. (See Note 6 above.) The Warrant Amendment amended the transfer provisions of the warrants and removed the down-round price protection provision. As a result of this change in terms, the Company considered the guidance of ASC 815-40-35-8 in regard to the appropriate treatment related to the modification of these warrants that were initially classified as derivative liabilities. In accordance with the guidance, the warrants should now be classified as equity instruments.

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

The estimated fair value of the outstanding warrant liabilities was $9,216,000 and $3,365,000 as of December 31, 2018 and 2017, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in an increase of $4,645,000 and a decrease of $2,025,000 for the years ended December 31, 2018 and 2017, respectively.

The estimated fair value of the warrants was computed as of December 31, 2018 and 2017 using the Monte Carlo option pricing models, using the following assumptions:

	December 31, 2018	December 31, 2017
Stock price volatility	83.78%-136.76%	61.06%
Risk-free interest rates	2.465%-2.577%	1.96%
Annual dividend yield	0%	0%
Expected life	0.58-2.76 years	1.58-2.78 years

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Embedded Conversion Derivatives

Upon issuance of the 2017 Notes, the Company recorded an embedded conversion option which was classified as a derivative of $330,000.

The estimated fair value of the embedded conversion option was $200,000 as of December 31, 2017 and was a component of Convertible Notes Payable, net on the Company’s balance sheet.

Increases or decreases in fair value of the embedded conversion option derivative are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The change resulted in a decrease of $130,000 for the year ended December 31, 2017.

On March 30, 2018, the Company completed the Series B Offering and raised in excess of $3,000,000 of aggregate gross proceeds which triggered an automatic conversion of the 2017 Notes to common stock. As a result, the related embedded conversion option was extinguished with the 2017 Notes. (See Note 6 above.) The Company did not revalue the embedded conversion liability associated with the 2017 Notes as of March 30, 2018 as the change in the fair value was insignificant.

The Company estimated the fair value of the embedded conversion option, as of the issuance date and as of each balance sheet date using the Monte Carlo option pricing model using the following assumptions:

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

In connection with the Company’s Private Placements, the Company issued warrants to purchase shares of its common stock and recorded embedded conversion features which are accounted for as derivative liabilities. (See Note 7 above.) The estimated fair value of the derivatives is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$795	$ -	$-	$795
Contingent acquisition debt, less current portion	7,466	-	-	7,466
Warrant derivative liability	9,216	-	-	9,216
Total liabilities	$17,477	$-	$-	$17,477

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$587	$-	$-	$587
Contingent acquisition debt, less current portion	13,817	-	-	13,817
Warrant derivative liability	3,365	-	-	3,365
Embedded conversion option derivative	200	-	-	200
Total liabilities	$17,969	$-	$-	$17,969

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2018, 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2016	$3,345
Issuance	2,334
Adjustments to estimated fair value	(1,895)
Adjustment related to the extinguishment loss on exchange of warrants, 2015 Notes (Note 7)	(419)
Balance at December 31, 2017	3,365
Issuance	1,689
Adjustments to estimated fair value	4,645
Adjustment related to warrant exercises	(199)
Adjustment related to the modification of warrants (Note 7)	(284)
Balance at December 31, 2018	$9,216

The following table reflects the activity for the Company’s embedded conversion feature derivative liability associated with the Company’s 2017 Private Placement Notes measured at fair value using Level 3 inputs (in thousands):

Embedded Conversion Feature Derivative Liability
Balance at December 31, 2016	$-
Issuance	330
Adjustment to estimated fair value	(130)
Balance at December 31, 2017	200
Adjustment related to the conversion of the 2017 Notes	(200)
Balance at December 31, 2018	$-

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):
Contingent Consideration
Balance at December 31, 2016	$8,001
Liabilities acquired	9,657
Liabilities settled	(462)
Adjustments to liabilities included in earnings	(1,664)
Expenses allocated to profit sharing agreement	(195)
Adjustment to purchase price	(933)

Balance at December 31, 2017	14,404
Liabilities acquired	2,460
Liabilities settled	(165)
Adjustments to liabilities included in earnings	(6,600)
Adjustment to purchase price	(1,838)
Balance at December 31, 2018	$8,261

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the years ended December 31, 2018 and 2017, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $6,600,000 and $1,664,000, respectively, and is included in the Company’s statements of operations in general and administrative expense.  During the year ended December 31, 2018 the Company recorded a decrease of $1,246,000 as a result of the removal of the contingent debt associated with its Nature's Pearl acquisition from 2016 whereby the Company was no longer obligated under the related asset purchase agreement to make payments. (See Note 2 above.)

The weighted-average of the discount rates used was 18.42% and 18.4% as of December 31, 2018 and 2017, respectively. The projected year of payment ranges from 2019 to 2030.

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

In addition to the Reverse Split, the certificate of amendment to the certificate of incorporation also reduced the total number of authorized shares of common stock from 600,000,000 to 50,000,000. The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock, par value $0.001 per share (“Series A Convertible Preferred”), 1,052,631 has been designated as Series B convertible preferred stock (“Series B Convertible Preferred”), and 700,000 has been designated as Series C convertible preferred stock (“Series C Convertible Preferred”).

As of December 31, 2018, and December 31, 2017 there were 25,760,708 and 19,723,285 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Repurchase of common stock

On December 11, 2012, the Company has an authorized share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of December 31, 2018 at a weighted-average cost of $5.30 per share. There were no repurchases during the years ended December 31, 2018 and 2017. The remaining number of shares authorized for repurchase under the plan as of December 31, 2018 is 553,406.

Shelf Registration Statement

On May 18, 2018, the Company filed a shelf registration statement on Form S-3 with the SEC to register shares of the Company’s common stock for sale of up to $75,000,000 giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. On May 29, 2018, the SEC declared this registration statement effective.

Convertible Preferred Stock

Series A Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2018, and December 31, 2017 and accrued dividends of approximately $137,000 and $124,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election.  Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of 0.10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Series B Preferred Stock

On March 30, 2018, the Company completed the Series B Offering, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and automatically converts into two (2) shares of common stock on its two-year anniversary of issuance.

The Company issued the placement agent in connection with the Series B Offering 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $75,000 as of the issuance date March 30, 2018. As of December 31, 2018, 6,098 of the warrants issued to the placement agent remain outstanding.

The Company received gross proceeds in aggregate of $3,621,000. The net proceeds to the Company from the Series B Offering were $3,289,000 after deducting commissions, closing and issuance costs.

The Company has 129,437 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2018, and zero at December 31, 2017. During the year ended December 31, 2018, the Company received notice of conversion for 251,736 shares of Series B Convertible Preferred Stock which converted to 503,472 shares of common stock.

The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of approximately $7,254,000 automatically converted into 1,577,033 shares of common stock. (See Note 6 above.)

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

Pursuant to the Certificate of Designation, the Company has agreed to pay cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. As of December 31, 2018 accrued dividends were approximately $11,000. There were no accrued dividends as of December 31, 2017. In 2018 a total of approximately $77,000 of dividends was paid to the holders of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series B Convertible Preferred Stock have no voting rights.

Series C Preferred Stock

Between August 17, 2018 and October 4, 2018, the Company closed three tranches of its Series C Offering, pursuant to which the Company sold 697,363 shares of Series C Convertible Preferred Stock at an offering price of $9.50 per share and agreed to issue two-year warrants (the “Preferred Warrants”) to purchase up to 1,394,726 shares of the Company’s common stock at an exercise price of $4.75 per share to Series C Preferred holders that voluntary convert their shares of Series C Preferred to the Company’s common stock within two-years from the issuance date. Each share of Series C Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and automatically converts into two (2) shares of common stock on its two-year anniversary of issuance.

The Company issued the placement agent in connection with the Series C Offering 116,867 warrants as compensation, exercisable at $4.75 per share and expire in December 2020. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $458,000 as of the issuance date December 19, 2018. As of December 31, 2018, the 116,867 warrants issued to the placement agent remain outstanding.

The Company received aggregate gross proceeds totaling approximately $6,625,000. The net proceeds to the Company from the Series C Offering were approximately $6,236,000 after deducting commissions, closing and issuance costs.

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

The shares of Series C Convertible Preferred Stock issued in the Series C Offering were sold pursuant to the Company’s Registration Statement, which was declared effective with the SEC on December 10, 2018.

Pursuant to the Certificate of Designation, the Company has agreed to pay cumulative dividends on the Series C Convertible Preferred Stock from the date of original issue at a rate of 6.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. In 2018 a total of approximately $51,000 of dividends was paid to the holders of the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series C Convertible Preferred Stock have no voting rights.

The contingent obligation to issue warrants is considered an outstanding equity-linked financial instrument and was therefore recognized as equity classified warrants, initially measured at relative fair value of approximately $3,727,000, resulting in an initial discount to the carrying value of the Series C Preferred Stock.

Due to the reduction of allocated proceeds to the contingently issuable common stock warrants and Series C Preferred Stock, the effective conversion price of the Series C Preferred Stock was less than the Company’s common stock price on each commitment date, resulting in an aggregate beneficial conversion feature of approximately $3,276,000, which reduced the carrying value of the Series C Preferred Stock. Since the conversion option of the Series C Preferred Stock was immediately exercisable, the beneficial conversion feature was immediately accreted as a deemed dividend, resulting in an increase in the carrying value of the C Preferred Stock of approximately $3,276,000.

The Series C Preferred Stock was automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption was outside of the Company’s control, the Series C Preferred Stock was classified in temporary equity at issuance. As of December 31, 2018, all of the Series C Preferred shares were converted to common stock and the Company has issued 1,394,726 warrants. As of December 31, 2018, no shares of Series C Convertible Preferred Stock remain outstanding.

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

2015 Convertible Note

On October 19, 2018, Mr. Carl Grover, an investor in the Company’s 2014 and 2015 Private Placements, exercised his right to convert all amounts owed under the note issued to him in the 2015 Private Placement in the principal amount of $3,000,000 which matured on October 12, 2018, into 428,571 shares of common stock (at a conversion rate of $7.00 per share), in accordance with its stated terms. (See Note 6, above.)

2014 Convertible Note – Debt Exchange

On October 23, 2018, the Company entered into an agreement with Mr. Carl Grover to exchange (the “Debt Exchange”), subject to stockholder approval which was received on December 6, 2018, all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matures on July 30, 2019, for 747,664 shares of the Company’s common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. (See Note 6, above.)

A FINRA broker dealer, acted as the Company’s advisor in connection with the Debt Exchange. Upon the closing of the Debt Exchange, the Company issued to the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. By a written consent dated October 29, 2018, the holders of a majority of the Company’s issued and outstanding common stock, Stephan Wallach and Michelle Wallach, approved the issuance of the foregoing securities. The Company received shareholder approval on December 6, 2018. (See Note 6, above.)

Private Placement – Securities Purchase Agreement

Between August 31, 2018 and October 5, 2018, the Company completed its August 2018 Private Placement and entered into Securities Purchase Agreements (the “Purchase Agreements”) with nine (9) investors with whom the Company had a substantial pre-existing relationship (the “Investors”) pursuant to which the Company sold an aggregate of 630,526 shares of common stock at an offering price of $4.75 per share. In addition, the Company issued the Investors an aggregate of 150,000 additional shares of common stock as an advisory fee and issued the investors three-year warrants (the “Investor Warrants”) to purchase an aggregate of 630,526 shares of common stock (at an exercise price of $4.75 per share). The Investor Warrants are ineligible for equity classification due to anti-dilution provisions contained therein and as a result, the Company determined that the warrants should be classified as derivative liabilities and used the Monte-Carlo option-pricing model to estimate the fair value of the warrants issued to the investors of approximately $1,689,000 as of the issuance dates. (See Note 6 above.) The warrants remain outstanding as of December 31, 2018.

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

The aggregate gross proceeds of approximately $2,995,000 from the aggregate closings of the August 2018 Private Placement were first allocated to the Investor Warrants, with an aggregate initial fair value of approximately $1,689,000, with the residual amount allocated to the common stock issued in the offering, including the common stock issued to each Investor as an advisory fee. The net cash proceeds to the Company from the August 2018 Private Placement were approximately $2,962,000 after deducting advisory fees, closing and issuance costs.

Note Payable

On December 13, 2018, the Company’s wholly owned subsidiary, CLR, entered into a Credit Agreement with Mr. Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 Credit Note secured by its green coffee inventory under a Security Agreement, dated December 13, 2018, with Mr. Grover and CLR’s subsidiary, Siles. In connection with the Credit Agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share (“Warrant 1”), and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share (“Warrant 2”), pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. The Company also entered into an Advisory Agreement with Ascendant Alternative Strategies, LLC (“Ascendant”), a third party not affiliated with Mr. Grover, in connection with the Credit Agreement, pursuant to which it agreed to pay to Ascendant a 3% fee on the transaction with Mr. Grover and issued to Ascendant (or it’s designee’s) a four-year warrant to purchase 50,000 shares of its common stock, exercisable at $6.33 per share. (See Note 5, above.)

Warrants

As of December 31, 2018, warrants to purchase 5,876,980 shares of the Company's common stock at prices ranging from $2.00 to $9.00 were outstanding. All warrants are exercisable as of December 31, 2018 and expire at various dates through December 2022 and have a weighted average remaining term of approximately 2.21 years and are included in the table below as of December 31, 2018.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September of 2017, the Company cancelled the non-qualified stock option and issued a warrant agreement with the same terms. The fair value of the warrant was $232,000 and was recorded in general and administrative expense in the consolidated statements of operations. There was no financial impact to the change in the valuation related to the cancellation of the option and the issuance of the warrant. As of December 31, 2018, the warrant remains outstanding.

In May 2017, the Company issued a warrant as compensation to an associated Youngevity distributor to purchase 37,500 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years. During the year ended December 31, 2017, the warrant was exercised on a cashless basis based on the Company’s closing stock price of $4.66 and 21,875 shares of common stock were issued. The fair value of the warrant was $109,000 and was recorded in distributor compensation in the consolidated statements of operations.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate the fair value of the warrants.

Warrant Modification Agreements

In January 2018, the Company approved an amendment (the “Warrant Amendment”) to its warrant agreements issued to the placement agent, pursuant to which warrants were issued to purchase 179,131 shares of the Company’s common stock as compensation associated with the Company’s July 2017 Private Placement. (See Note 6 above.) The Warrant Amendment amended the transfer provisions of the warrants and removed the down-round price protection provision. As a result of this change in terms, the Company considered the guidance of ASC 815-40-35-8 in regard to the appropriate treatment related to the modification of these warrants that were initially classified as derivative liabilities. In accordance with the guidance, the warrants should now be classified as equity instruments. (See Note 7 above)

Warrants Activity

A summary of the warrant activity for the years ended December 31, 2018 and 2017 is presented in the following table:

Balance at December 31, 2016	1,899,385
Issued	1,262,212
Expired / cancelled	(414,031)
Exercised	(37,500)
Balance at December 31, 2017	2,710,066
Issued	3,511,815
Expired / cancelled	(120,606)
Exercised	(224,295)
Balance at December 31, 2018	5,876,980

Advisory Agreements

The Company records the fair value of common stock issued in conjunction with advisory service agreements based on the closing stock price of the Company’s common stock on the measurement date. The fair value of the stock issued is recorded through equity and prepaid advisory fees and amortized over the life of the service agreement.

ProActive Capital Resources Group, LLC

On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six (6) months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to the September 1, 2015 initial agreement, the agreement was extended through August 2018 under six-month incremental service agreements under the same terms with the monthly cash payments of $6,000 per month and 5,000 shares of restricted common stock for every six (6) months of service performed.

As of December 31, 2018, the Company has issued in the aggregate 30,000 shares of restricted common stock in connection with this agreement. During the years ended December 31, 2018 and 2017 the Company issued 15,000 and 10,000 shares of common stock with a fair value of approximately $70,000 and $50,000, respectively. During the year ended December 31, 2018 and 2017, the Company recorded stock issuance expense of approximately $31,000 and $56,000, respectively, in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017. The Company did not further extend this agreement subsequent to August 2018.

Ignition Capital, LLC

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is approximately $208,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the year ended December 31, 2018, the Company recorded expense of approximately $89,000 in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the year ended December 31, 2018.

Greentree Financial Group, Inc.

On March 27, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is approximately $311,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the year ended December 31, 2018, the Company recorded expense of approximately $133,000 in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the year ended December 31, 2018.

Capital Market Solutions, LLC.

On July 1, 2018, the Company entered into an agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services for a period of 18 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay in cash a base fee of $300,000, payable as follows; $50,000 paid in August 2018, and the remaining balance shall be paid monthly in the amount of $25,000 through January 1, 2019. Subsequent to the initial agreement, the Company extended the term for an additional 24 months through December 31, 2021 and agreed to issue Capital Market an additional 100,000 shares of restricted common stock which were issued in advance of the service period and $125,000 of additional fees.

The fair value of the shares issued is approximately $1,226,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the year ended December 31, 2018, the Company recorded expense of approximately $102,000, in connection with amortization of the stock issuance expense. During the year ended December 31, 2018, the Company recorded expense of approximately $425,000, in connection with the base fee. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s consolidated statements of operations for the year ended December 31, 2018.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 2,000,000 shares of common stock. On February 23, 2017, the Company’s Board of Directors received consent of the Company’s majority stockholders, to amend the Plan to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the Plan. The amendment of the Plan increased the number of authorized shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the Plan from 2,000,000 to 4,000,000 shares (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017). On January 10, 2019, the Company’s Board of Directors received consent of the Company’s majority stockholders to further amend the Plan to increase the number of shares of the Corporation’s common stock that may be delivered pursuant to awards granted during the life of the Plan from 4,000,000 to 9,000,000 shares authorized.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At December 31, 2018, the Company had 1,077,297 shares of common stock remaining available for future issuance under the Plan.

Stock-based compensation expense related to stock options and restricted stock units included in the consolidated statements of operations was charged as follows (in thousands):

	Years ended December 31,
	2018	2017
Cost of revenues	$20	$14
Distributor compensation	-	4
Sales and marketing	117	60
General and administrative	1,316	576
Total stock-based compensation related to stock options	$1,453	$654

A summary of the Plan stock option activity for the years ended December 31, 2018 and 2017 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2016	1,660,964	$4.80	6.75	$1,346
Issued	21,624	4.60
Canceled/expired	(91,180)	4.39
Exercised	(6,885)	4.28		-
Outstanding December 31, 2017	1,584,523	4.76	6.16	126
Issued	894,295	4.02
Canceled / expired	(73,303)	5.81
Exercised	(11,136)	3.80		33
Outstanding December 31, 2018	2,394,379	$4.45	6.94	$3,049
Exercisable December 31, 2018	1,212,961	$4.51	4.92	$1,486

The weighted-average fair value per share of the granted options for the years ended December 31, 2018 and 2017 was approximately $2.39 and $2.90, respectively.

As of December 31, 2018, there was approximately $2,617,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.03 years.

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

The following were the factors used in the Black-Scholes model to calculate the compensation cost:

Years ended December 31,
	2018	2017
Dividend yield	-	-
Stock price volatility	67% - 75%	56% - 64%
Risk-free interest rate	2.73 - 2.85%	1.22 - 2.06%
Expected life of options	3.0 - 6.0 years	1.0 - 5.61 years

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. As of December 31, 2018, none of the restricted stock units have vested. There were no grants during the year ended December 31, 2018.

The fair value of each restricted stock unit issued to employees is based on the closing price on the grant date of $4.53 and restricted stock units issued to consultants are revalued as they vest and is recognized as stock-based compensation expense over the vesting term of the award.

Number of Shares
Balance at December 31, 2017	500,000
Issued	-
Canceled	(25,000)
Balance at December 31, 2018	475,000

As of December 31, 2018, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,725,000, which will be recognized over a weighted average period of 4.61 years.

Note 10. Commitments and Contingencies

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

Litigation

The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which the Company is, or may be party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. As of December 31, 2018, the Company believes that existing litigation has no merit and it is not likely that the Company would incur any losses with respect to litigation.

Leases

The Company leases its domestic and certain foreign facilities and other equipment under non-cancelable operating lease agreements, which expire at various dates through 2028. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Such expenses are not included in the operating lease amounts.

At December 31, 2018, future minimum lease commitments are as follows (in thousands):

2019	$1,261
2020	984
2021	770
2022	658
2023	624
Thereafter	1,024
Total	$5,321

Rent expense was approximately $1,475,000 and $1,413,000 for the years ended December 31, 2018 and 2017, respectively.

Other

Vendor Concentration

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the year ended December 31, 2018, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Rothfos Corporation, that individually comprised more than 10% of total purchases and in aggregate approximated 83% of total purchases. For the year ended December 31, 2017, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Rothfos Corporation, that individually comprised more than 10% of total purchases and in aggregate approximated 87% of total purchases.

For the year ended December 31, 2018, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total purchases and in aggregate approximated 41% of total purchases. For the year ended December 31, 2017, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Columbia Nutritional, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 41% of total purchases.

Customer Concentration

For the years ended December 31, 2018 and 2017, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 52% of total revenue, respectively. The direct selling segment did not have any customers during years ended December 31, 2018 and 2017 that comprised more than 10% of revenue.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of December 31, 2018, have minimum future purchase commitments of approximately $1,849,000, which are to be delivered in 2019.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay. To-date the Company has not incurred such fees.

Note 11. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2018	2017
Current
Federal	$(146)	$135
State	292	12
Foreign	132	132
Total current	278	279
Deferred
Federal	239	2,617
State	(112)	(156)
Foreign	11	(13)
Total deferred	138	2,448
Net income tax provision	$416	$2,727

Loss before income taxes relating to non-U.S. operations were $258,000 in the year ended December 31, 2018 compared to $130,000 of income in the year ended December 31, 2017.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	December 31,
	2018	2017
Income tax benefit at federal statutory rate	$(4,171)	$(3,483)

Adjustments for tax effects of:
Foreign rate differential	74	(38)
State taxes, net	540	(382)
Other nondeductible items	162	246
Rate change	173	-
Tax reform rate change	-	2,022
Deferred tax asset adjustment	1,202	95
Change in valuation allowance	1,411	4,032
Loss on debt modification	1,216	-
AMT tax refund	(146)	-
Other	(45)	235
Net income tax provision	$416	$2,727

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Amortizable assets	$548	$1,089
Inventory	884	510
Accruals and reserves	34	155
Stock options	312	170
Net operating loss carry-forward	6,150	4,674
Credit carry-forward	252	305
Total deferred tax asset	8,180	6,903

Deferred tax liabilities:
Prepaids	(540)	(228)
Other	-	(288)
Depreciable assets	(148)	(168)
Total deferred tax liability	(688)	(685)
Deferred tax	7,492	6,219
Less valuation allowance	(7,344)	(5,933)
Net deferred tax asset	$148	$286

The Company has determined through consideration of all positive and negative evidence that the U.S. deferred tax assets are not more likely than not to be realized. The Company records a valuation allowance in the U.S. Federal tax jurisdiction for the year ended December 31, 2018 to all deferred tax assets and liabilities. The Tax Cuts and Jobs Act ("TCJA") enacted in December 2017 repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing AMT tax credit carryovers to be refunded beginning in 2018. The Company has approximately $146,000 in refundable credits, and it expects that a substantial portion will be refunded between 2019 and 2021. As such, the Company does not have a valuation allowance relating to the refundable AMT credit carryforward. A valuation allowance remains on the state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance increased approximately $1,411,000 for the year ended December 31, 2018 and increased approximately $3,956,000 for the year ended December 31, 2017.

At December 31, 2018, the Company had approximately $7,581,000 in federal net operating loss carryforwards, which does not expire and is limited to 80% of federal taxable income when utilized, approximately $12,636,000 in federal net operating loss carryforwards which begin to expire in 2028, and approximately $38,466,000 in net operating loss carryforwards from various states. The Company had approximately $2,265,000 in net operating losses in foreign jurisdictions.

Pursuant to Internal Revenue Code ("IRC") Section 382, use of net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize the net operating loss and credit carryforwards remaining at an ownership change date. The Company has not completed a Section 382 study.

There was no uncertain tax position related to federal, state and foreign reporting as of December 31, 2018.

U.S. Tax Reform

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 ("TCJA") was signed into law and included widespread changes to the Internal Revenue Code including, among other items, creation of new taxes on certain foreign earnings, a deduction for certain export sales by a domestic C corporation, a minimum tax on certain related party expenses and transactions. The TCJA subjects certain U.S. shareholders to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. Conversely, foreign-derived intangible income ("FDII") will be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. In addition to GILTI and FDII, Congress passed the base erosion and anti-abuse tax (“BEAT”) as part of the TCJA, which will impose a 5% effective tax rate on corporations by disallowing certain related party expenses and transactions and eliminating any associated foreign tax credits. The Company has considered these new provisions as they are effective for tax years starting after December 31, 2017 and determined that none will likely apply for fiscal year 2018.

During the enactment of TCJA in December 2017, among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

Note 12.  Segment and Geographical Information

The Company is a leading multi-channel lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual main street of products and services under one corporate entity, Youngevity offers products from top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services. The Company operates in two segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors and the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Years ended
	December 31,
	2018	2017
Revenues
Direct selling	$138,855	$142,450
Commercial coffee	23,590	23,246
Total revenues	$162,445	$165,696
Gross profit
Direct selling	$94,910	$95,379
Commercial coffee	122	186
Total gross margin	$95,032	$95,565
Operating income (loss)
Direct selling	$1,733	$(2,526)
Commercial coffee	(4,370)	(3,356)
Total operating loss	$(2,637)	$(5,882)
Net loss
Direct selling	$(3,328)	$(3,922)
Commercial coffee	(16,742)	(8,755)
Total net loss	$(20,070)	$(12,677)
Capital expenditures
Direct selling	$356	$854
Commercial coffee	2,866	449
Total capital expenditures	$3,222	$1,303

	December 31,
	2018	2017
Total assets
Direct selling	$38,947	$44,082
Commercial coffee	37,026	28,307
Total assets	$75,973	$72,389

Total tangible assets, net located outside the United States were approximately $6.2 million and $5.3 million as of December 31, 2018 and 2017, respectively.

The Company conducts its operations primarily in the United States. For the years ended December 31, 2018 and 2017 approximately 14% and 12%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Years ended
	December 31,
	2018	2017
Revenues
United States	$139,985	$146,206
International	22,460	19,490
Total revenues	$162,445	$165,696

Note 13.  Subsequent Events

At-the-Market Equity Offering Program

On January 7, 2019, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. The Company will pay the Sales Agent 3.0% commission of the gross sales proceeds.

Option Plan / Stock Option Grants

On January 9, 2019, the Board of Directors granted to David Briskie an option to purchase 541,471 shares of the Company’s common stock. The stock option granted to Mr. Briskie has an exercise price of $5.56 per share, which is the closing price of the common stock on the date of the grant of January 9, 2019, vested upon issuance and expires ten (10) years from the date of the grant, unless terminated earlier. The stock option was granted pursuant to the Company’s Amended and Restated 2012 Stock Option Plan (the “2012 Option Plan”).

On January 9, 2019, the Board of Directors also granted to each non-executive member of the Board an option to purchase 50,000 shares of the Company’s common stock. The stock options granted have an exercise price of $5.56 per share, which is the closing price of the common stock on the date of the grant of January 9, 2019, vest upon issuance and expire ten (10) years from the date of the grant, unless terminated earlier. The stock options were granted pursuant to the 2012 Stock Option Plan.

In addition, on January 9, 2019, the Board of Directors approved an amendment (the “Amendment”) to the 2012 Stock Option Plan to increase the number of shares available for issuance thereunder from 4,000,000 shares of common stock to 9,000,000 shares of common stock. The Amendment was also approved on January 9, 2019 by the stockholders holding a majority of the Company's outstanding voting securities and became effective on the 21st day following the mailing of a definitive information statement to the Company’s stockholders regarding the Amendment (the “Approval Date”).

On January 9, 2019, the Board of Directors awarded an option to Stephan Wallach to purchase 500,000 shares of the Company’s common stock, an option to Michelle Wallach to purchase 500,000 shares of the Company’s common stock and an option to David Briskie to purchase 458,529 shares of the Company’s common stock, each having an exercise price equal to the fair market value of the common stock on the Approval Date, vesting upon the grant date and expiring ten (10) years thereafter.

Cross-Marketing Agreement

On January 10, 2019, the Company entered into an exclusive cross-marketing agreement with Icelandic Glacial™ an Iceland based spring water drinking water company and is now available for customers to purchase.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of December 31, 2018, the Company has made deposits of $900,000 towards the Mill, which is included in construction in process in property and equipment, net on the Company’s consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increases the CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. The Company issued 295,910 shares of the Company’s common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.80 per share.

Stock Offering

On February 7, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

New Acquisitions - Khrysos Global, Inc.

On February 12, 2019, the Company and Khrysos Industries, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets (the “Assets”) of KGI and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). Seller, INXL and INXH are engaged in the cannabidiol (“CBD”) hemp extraction technology equipment business (the “Business”) and develop and sell equipment and related services to clients which enable them to extract CBD oils from hemp stock. The consideration payable for the assets and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Sellers and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a deemed value of $14,000,000 for the purposes of the AEPA and $500,000 in cash. Thereafter, Seller, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

In addition, the Company agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of the Company’s common stock and the approval of The Nasdaq Stock Market (collectively, the “Contingent Consideration Warrants”) consisting of six (6) six-year warrants, to purchase 500,000 shares of common stock each, for an aggregate of 3,000,000 shares of common stock at an exercise price of $10 per share exercisable upon reaching certain levels of cumulative revenue or cumulative net income before taxes by the business during the any of the years ending December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

The AEPA contains customary representations, warranties and covenants of the Company, KII, the Seller, LD and the Representing Party. Subject to certain customary limitations, the Seller, LD and the Representing Party have agreed to indemnify the Company and KII against certain losses related to, among other things, breaches of the Seller’s, LD’s and the Representing Party’s representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the AEPA.

On February 28, 2019, KII purchased a 45-acre tract of land in Groveland, Florida, in central Florida, which KII intends to build a R&D facility, greenhouse and allocate a portion for farming.

Convertible Debt Offering

On February 15, 2019 and on March 10, 2019, the Company closed its first and second tranches of its 2019 January Private Placement debt offering, respectively, pursuant to which the Company offered for sale a minimum of notes in the principal amount of minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,440,000 and issued Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, is issued at a 5% original issue discount and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Issuance of additional common shares and repricing of warrants related to 2018 Private Placement

On March 13, 2019, the Company determined that three of the investors of the Company’s August 2018 Private Placement became eligible to receive additional shares of the Company’s common stock as it was referred to in their respective Purchase Agreement as True-up Shares. Total number of additional shares issued to those three investors is 44,599 shares of restricted shares of the Company’s common stock, par value $0.001. In addition, the exercise price of the warrants issued at their respective closings is reset pursuant to the terms of the warrants to exercise prices ranging from $4.06 to $4.44 from the exercise price at issuance of $4.75. (See Note 9 above.) There were no issuances during the year ended December 31, 2018.

Note Payable

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. In consideration of the Notes, the Company issued 20,000 shares of the Company’s common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of the Company’s common stock at a price per share of $6.00. The Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

On April 1, 2019, we announced that Khrysos executed a one-year $11,000,000 supply and processing agreement to produce 99% pure CDB Isolate. Shipping under the agreement is expected to begin this month and continue in equal amounts through March of 2020.

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

As required by Rule 13a15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. During the course of the quarter ended December 31, 2018, we identified a material weakness in our internal controls for our commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), and concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of a material weakness in our internal control over financial reporting which is discussed further below.

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

Changes in Our Controls

Management’s Remediation Efforts

During the fourth quarter of the year ended December 31, 2018, we identified a material weakness in our internal controls for our commercial coffee segment and concluded that we did not have proper processes and controls in place to require sufficient documentation of significant agreements and arrangements with respect to certain operations in Nicaragua.  This material weakness did not result in any adjustments in the current year ended December 31, 2018 or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us. However, until the material weakness is remediated, and our associated disclosure controls and procedures improve, there is a risk that an error could occur and not be detected.

We plan to update our current policies and implement procedures and controls over the documentation of significant agreements and arrangements with respect to certain operations in Nicaragua. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

This Annual Report on Form 10K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10K.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. The Board has fixed the number of directors at seven members.

Information Regarding the Board of Directors

Information with respect to our current directors is shown below.

Name	Age	Director Since	Position
Stephan Wallach	52	2011*	Chairman and Chief Executive Officer
David Briskie	58	2011	President, Chief Financial Officer and Director
Michelle Wallach	48	2011*	Chief Operating Officer and Director
Richard Renton	63	2012	Director
William Thompson	58	2013	Director
Paul Sallwasser	65	2017	Director
Kevin Allodi	62	2017	Director

* Since 1996, Stephan Wallach and Michelle Wallach have been directors of AL Global, Corporation the private company that merged with and into Javalution Coffee Company, our predecessors in 2011.

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

Richard Renton, Director

Mr. Richard Renton was appointed to our Board of Directors on January 9, 2012, and currently serves on the Youngevity Science and Athletic Advisory Boards. For the past 22 years, Mr. Renton owned his own business providing nutritional products to companies like ours. We purchase certain products from Mr. Renton’s company WVNP, Inc. Mr. Renton attended University of Oregon and Portland State University, earning degrees in Sports Medicine, Health, Physical Education, and Chemistry. He has served as an Associate Professor at PSU in Health and First Aid, and was the Assistant Athletic Trainer for PSU, the Portland Timbers Soccer Team, and the Portland Storm Football team. Mr. Renton is a board-certified Athletic Trainer with the National Athletic Trainers Association. Mr. Renton’s understanding of nutritional products makes him an exceptional board member

William Thompson, Director

Mr. William Thompson was appointed to our Board of Directors on June 10, 2013 and currently serves as the Chief Financial Officer of Broadcast Company of the Americas, a radio station operator in San Diego, California. He served as Corporate Controller for the Company from 2011 to March 2013 and for Breach Security, a developer of web application firewalls, from 2007 to 2010. Prior to 2007, Mr. Thompson was Divisional Controller for Mediaspan Group and Chief Financial Officer of Triathlon Broadcasting Company. Mr. Thompson’s achievements in financial matters and his overall business understanding make him an exceptional board member.

Paul Sallwasser, Director

Mr. Paul Sallwasser was appointed to our Board of Directors on June 5, 2017. Mr. Sallwasser is a certified public accountant, joined the audit staff of Ernst & Young LLP in 1976 and remained with Ernst & Young LLP for 38 years. Mr. Sallwasser served a broad range of clients primarily in the healthcare and biotechnology industries of which a significant number were SEC registrants. He became a partner of Ernst & Young in 1988 and from 2011 until he retired from Ernst & Young LLP Mr. Sallwasser served in the national office as a member of the Quality and Regulatory Matters Group working with regulators and the Public Company Accounting Oversight Board (PCAOB). Mr. Sallwasser currently serves as the chief executive officer of a private equity fund that is focused on investing in healthcare companies in the South Florida area. Mr. Sallwasser’s qualification as an “audit committee financial expert,” as defined by the rules of the SEC, and his vast audit experience serves as the basis for his position on the Board and its Audit Committee.

Kevin Allodi, Director

Mr. Kevin Allodi was appointed to our Board of Directors on June 5, 2017. Mr. Allodi is currently the CEO and Co-Founder of Philo Broadcasting, a media holding company that includes award-winning digital content studio Philo Media and a commercial television production company, Backyard Productions. Philo is headquartered in Chicago with production offices in Los Angeles. Prior to joining Portal (described above) Mr. Allodi spent ten years with the Communications Industry Division of Computer Sciences Corporation (NYSE:CSC) where he was VP Global Billing & Customer Care practice. Currently, Mr. Allodi also serves as a Managing Partner of KBA Holdings, LLC, a private equity investment firm active in the digital media, hi-tech, alternative energy and bio-tech industries. Mr. Allodi serves as a partner, limited partner, director and/or advisory board member to several portfolio companies including G2T3V LLC, uBid, Ridge Partners LLC, and is on the Board of Directors of FNBC Bank & Trust. Mr. Allodi’s business experience and investment experience serves as the basis for his position on the Board and its Audit Committee.

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

Board Members	Audit Committee	Compensation Committee	Investment Committee
Stephan Wallach	-	-	Member
David Briskie	-	-	Chairman
Michelle Wallach	-	-	-
Richard Renton	-	-	-
William Thompson	Chairman	-	-
Paul Sallwasser	Member	Chairman	-
Kevin Allodi	Member	Member	-

Director Independence

Our Board of Directors has determined that William Thompson, Paul Sallwasser and Kevin Allodi are each an independent director in accordance with the definition of independence applied by the NASDAQ Stock Market. Until February 2019, we qualified as a “controlled company” and were eligible for certain exemptions to the NASDAQ Capital Market listing requirements. Since ceasing to be a controlled company we have one year in which to comply with the requirement that a majority of our directors be "independent" under the NASDAQ Capital Market independence standards. A majority of our directors are not currently "independent" under the NASDAQ Capital Market independence standards.

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

Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Paul Sallwasser (Chair) and Kevin Allodi. As a controlled company we were exempt from the NASDAQ independence requirements for the Compensation Committee. The functions of the Compensation Committee include the approval of the compensation offered to our executive officers and recommending to the full Board of Directors the compensation to be offered to our directors, including our Chairman. Both of the members of the Compensation Committee are independent under the listing standards of The NASDAQ Stock Market. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.ygyi.com. Information contained on our website are not incorporated by reference into and do not form any part of this registration statement.  We have included the website address as a factual reference and do not intend it to be an active link to the website.

Investment Committee. The Investment Committee of the Board of Directors currently consists of David Briskie (Chair) and Stephan Wallach as a member. This Committee determines, approves, and reports to the Board of Directors on all elements of acquisitions and investments for the Company.

We do not currently have a separate nominating committee and instead our full Board of Directors performs the functions of a nominating committee. Due to our size we believe that this is an appropriate structure; however, director nominees are recommended for selection by the Board of Directors by a majority of the independent directors in a vote in which only independent directors participate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2018.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2018 and 2017 by our “named executive officers,” consisting of each individual serving as (i) principal Chief Executive Officer, (ii) our principal Chief Financial Officer, and (iii) Chief Operating Officer.

	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Total ($)

Stephan Wallach (1)	2018	375,000	59,439	-	-	434,439
Chief Executive Officer	2017	357,212	-	-	-	357,212

David Briskie (1)(2)	2018	375,000	59,439	-	566,500	1,000,939
President and Chief Financial Officer	2017	357,212	-	670,875	-	1,028,087

Michelle Wallach (1)	2018	214,583	-	-	-	214,583
Chief Operating Officer	2017	192,660	-	-	-	192,660

(1)
Mr. Stephan Wallach, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our Corporation that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received an aggregate of $330,429 and $362,292 in 2018 and 2017, respectively related to their distributor positions, which are not included above. Mr. Briskie beneficially received $17,209 and $19,196 in 2018 and 2017, respectively, related to his spouse’s distributor position, which is not included above.

(2)	Represents value of restricted stock unit (“RSU”) awards determined in accordance with FASB ASC Topic 718.
(3)
We use a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant in accordance with FASB ASC Topic 718. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The amounts do not represent the actual amounts paid to or released by any of the Named Executive Officers during the respective periods.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2018. We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.

	Option Awards					Stock Awards
	No. Of Securities Underlying Unexercised Options (#) Exercisable		No. Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	No. Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares or Units of Stock That Have Not Vested ($)
Stephan Wallach	125,000	(1)	-	$4.40	05/31/2022

David Briskie	250,000	(2)	-	$4.40	05/31/2022
	50,000	(3)	-	$3.60	10/31/2023
	80,000	(4)	20,000	$3.80	10/30/2024
	100,000	(5)	150,000	$5.40	12/27/2026
	34,750	(6)	215,250	$3.92	07/24/2028	250,000(7)	$1,430,000

Michelle Wallach	125,000	(8)	-	$4.40	05/31/2022

(1)	125,000 stock options granted on May 31, 2012, vested and exercisable.
(2)	250,000 stock options granted on May 31, 2012, vested and exercisable.
(3)	50,000 stock options granted on October 31, 2013, vested and exercisable.
(4)
100,000 stock options granted on October 30, 2014, 80,000 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next year as of December 31, 2018.

(5)
250,000 stock options granted on December 27, 2016, 100,000 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next three years as of December 31, 2018.

(6)
250,000 stock options granted on July 24, 2018, 34,750 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next three years as of December 31, 2018.

(7)
250,000 restricted stock units were granted on August 9, 2017, each unit representing contingent right to receive one share of common stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; if Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates. The market value of the restricted stock units was multiplied by the closing market price of our common stock at the end of the 2018 fiscal year, which was $5.72 on December 31, 2018 (the last business day of the 2018 fiscal year.)

(8)	125,000 stock options granted on May 31, 2012, vested and exercisable.

On January 9, 2019, our Board of Directors approved an amendment (the “Amendment”) to the 2012 Stock Option Plan to increase the number of shares available for issuance thereunder from 4,000,000 shares of common stock to 9,000,000 shares of common stock. The Amendment was also approved on January 9, 2019 by the stockholders holding a majority of the Company's outstanding voting securities but will not be effective until the 20th day following the mailing of a definitive information statement to Issuer’s stockholders regarding the Amendment (the “Approval Date”).

On January 9, 2019, our Board of Directors also agreed effective as of the Approval Date, to award an option to Stephan Wallach to purchase 500,000 shares of our common stock, an option to Michelle Wallach to purchase 500,000 shares of the Company’s common stock and an option to David Briskie to purchase 458,529 shares of the Company’s common stock, each having an exercise price equal to the fair market value of the common stock on the Approval Date, vesting upon grant date and expiring ten (10) years thereafter. The Approval Date was February 5, 2019. The options awards to Stephan Wallach, Michelle Wallach and David Briskie are not included in the table above.

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

2018 Director Compensation

The following table sets forth information for the fiscal year ended December 31, 2018 regarding the compensation of our directors who at December 31, 2018 were not also named executive officers.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton	-	74,239	-	74,239
William Thompson	-	74,239	-	74,239
Paul Sallwasser	-	74,239	-	74,239
Kevin Allodi	-	74,239	-	74,239

(1)
The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2018 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model.

As of December 31, 2018, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Name	Aggregate Number of Option Awards
Richard Renton	76,655
William Thompson	79,155
Paul Sallwasser	66,655
Kevin Allodi	66,655

We grant to non-employee members of the Board of Directors upon appointment, stock options to purchase shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, and additional stock options each year thereafter for their service. We also reimburse the non-employee directors for travel and other out-of-pocket expenses incurred in attending board of director and committee meetings. During 2018, we granted each non-employee director a ten-year option to purchase 61,655 shares of our common stock at an exercise price of $4.29, which vest during 2019. On January 9, 2019, we granted to each non-executive member of the Board of Directors an option to purchase 50,000 shares of our common stock, having an exercise price of $5.56 per share, vesting upon issuance and expiring ten (10) years from the date of the grant, unless terminated earlier

2012 Equity Compensation Plan Information

The 2012 Plan, is our only active equity incentive plan pursuant to which options to acquire common stock have been granted and are currently outstanding.

As of December 31, 2018, the number of stock options and restricted common stock outstanding under the 2012 Plan, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities to be issued upon exercise/vesting of outstanding options and restricted units under the 2012 Plan (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under the 2012 Plan
Equity compensation plan approved by stockholders under 2012 Plan	2,881,879	$ 4.45	1,077,297
Equity compensation plan not approved by stockholders	-	-	-
Total	2,881,879	$4.45	1,077,297

(1) Includes stock options to purchase 2,394,379 shares of common stock with a per share price of $4.45. Also includes 487,500 restricted common stock units with no exercise price.

On February 23, 2017, our Board of Directors received the approval of our stockholders, to amend the 2012 Plan to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the 2012 Plan. The amendment of the February 2017 amendment to the 2012 Plan increased the number of shares of our common stock that may be delivered pursuant to awards granted during the life of the 2012 Plan from 2,000,000 to 4,000,000 shares authorized (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017). On February 15, 2019, our Board of Directors received approval of our stockholder to further amend our 2012 Plan to increase the number of shares of our common stock that may be delivered pursuant to awards granted during the life of the 2012 Plan from 4,000,000 to 9,000,000 shares authorized (the “2019 Amendment”). The 2012 Plan as amended allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the 2012 Plan. No stock option is exercisable later than ten years after the date it is granted.

On January 9, 2019, our Board of Directors granted (i) David Briskie an option to purchase 541,471 shares of our common stock having an exercise price of $5.56 per share, vested upon issuance and expiring ten (10) years from the date of the grant, unless terminated earlier; and (ii) to each non-executive member of the Board of Directors an option to purchase 50,000 shares of our common stock, having an exercise price of $5.56 per share, vesting upon issuance and expiring ten (10) years from the date of the grant, unless terminated earlier.

On January 9, 2019, our Board of Directors also agreed effective as of the 21st day following the mailing of a definitive information statement to our stockholders regarding the Amendment (the “Approval Date”), to award an option to Stephan Wallach to purchase 500,000 shares of our common stock, an option to Michelle Wallach to purchase 500,000 shares of our common stock and an option to David Briskie to purchase 458,529 shares of our common stock, each having an exercise price equal to the fair market value of the common stock on the Approval Date, vesting upon grant date and expiring ten (10) years thereafter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of April 5, 2019 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers as of April 5, 2019;
(3)	each of our directors; and
(4)	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on April 5, 2019.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 5, 2019. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 28,818,471 shares of our common stock outstanding as of April 5, 2019.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	14,627,811	(2)	49.7%
David Briskie, President, Chief Financial Officer and Director	2,069,957	(3)	6.8%
Michelle Wallach, Chief Operating Officer and Director	14,625,000	(2)	49.7%
Richard Renton, Director	75,166	(4)	*
William Thompson, Director	64,000	(5)	*
Paul Sallwasser, Director	154,042	(6)	*
Kevin Allodi, Director	81,490	(7)	*
All Executive Officers & Directors, as a group (7 persons)	17,697,466		55.6%

Stockholders owning 5% or more
Carl Grover	2,938,133	(8)	9.99%
*less than 1%

(1)
Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o Youngevity International, Inc., 2400 Boswell Road, Chula Vista, California 91914.

(2)
Stephan Wallach, our Chief Executive Officer, owns 14,000,000 shares of common stock through joint ownership with his wife, Michelle Wallach, with whom he shares voting and dispositive control. Mr. Wallach also owns 2,811 shares and options to purchase 625,000 shares of common stock that are exercisable within sixty (60) days of April 5, 2019 and are included in the number of shares beneficially owned by him and Michelle Wallach also owns options to purchase 625,000 shares of common stock that are exercisable within sixty (60) days of April 5, 2019 and are included in the number of shares beneficially owned by her. Stephan Wallach and Michelle Wallach have pledged 1,500,000 shares of our common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Mr. Grover.

(3)
David Briskie, our President and Chief Financial Officer, owns 170,429 shares of common stock, and beneficially owns 100,028 shares of common stock owned by Brisk Investments, LP, 250,000 shares of common stock owned by Brisk Management, LLC. Mr. Briskie also owns options to purchase 1,549,500 shares of common stocks that are exercisable within sixty (60) days of April 5, 2019 and are included in the number of shares beneficially owned by him. Does not include 250,000 restricted stock units issued to Mr. Briskie in August 2017, of which each unit represents a contingent right to receive one share of common stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; provided that Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates.

(4)
Richard Renton is a director of the Company, owns 13,616 shares of common stock. Mr. Renton also owns options to purchase an aggregate of 61,550 shares of common stock that are exercisable within sixty (60) days of April 5, 2019.

(5)	William Thompson is a director of the Company, owns options to purchase an aggregate of 64,000 shares of common stock that are exercisable within sixty (60) days of April 5, 2019.
(6)
Paul Sallwasser is a director of the Company and owns a 2014 Note in the principal amount of $75,000 convertible into 10,714 shares of common stock and a 2014 Warrant exercisable for 14,673 shares of common stock. Mr. Sallwasser also owns three 2017 Warrants exercisable for 6,262 shares of common stock. He also owns 67,393 shares of common stock, which includes 9,264 shares from the conversion of his 2017 Notes to common stock and options to purchase an aggregate of 55,000 shares of common stock that are exercisable within sixty (60) days of April 5, 2019.

(7)
Kevin Allodi is a director of the Company and owns 13,888 shares of common stock directly and 12,602 shares of common stock through joint ownership with his wife, Nancy Larkin Allodi. Mr. Allodi also owns options to purchase an aggregate of 55,000 shares of common stock that are exercisable within sixty (60) days of April 5, 2019.

(8)
Shares ownership is based on information contained in a Schedule 13D/A filed with the SEC on March 11, 2019. Carl Grover is the sole beneficial owner of 2,938,133 shares of common stock. Mr. Grover owns a 2014 Warrant exercisable for 782,608 shares of common stock, a 2015 Warrant exercisable for 200,000 shares of common stock, 2017 Warrants exercisable for 735,030 shares of common stock, and a 2018 Warrant exercisable for 631,579 shares of common stock, a 2018 Warrant exercisable for 250,000 shares of common stock and a second 2018 Warrant exercisable for 250,000 shares of common stock. He also owns 2,345,862 shares of common stock which includes 1,122,233 shares from the conversion of his 2017 Notes to common stock, 428,571 shares from the conversion of his 2015 Note to common stock, 747,664 shares issued from the conversion of his 2014 Notes to common stock and 47,394 shares of common stock held by him. Mr. Grover has a contractual agreement with us that limits his exercise of warrants and conversion of notes such that his beneficial ownership of our equity securities to no more than 9.99% of the voting power of the Company at any one time and therefore his beneficial ownership does not include the shares of common stock issuable upon conversion of notes or exercise of warrants owned by him if such conversion or exercise would cause his beneficial ownership to exceed 9.99% of our outstanding shares of common stock. Mr. Grover’s address is 1010 S. Ocean Blvd., Apt. 1017, Pompano Beach, Florida 33062.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock have or will have a direct or indirect interest, other than compensation arrangements which are described in the sections of this Annual Report on Form 10-K entitled Part III, Item 10 “Directors, Executive Officers and Corporate Governance” and Item 11 “Executive Compensation.”

FDI Realty, LLC

FDI Realty, LLC (“FDI Realty”) was the owner and lessor of the building previously partially occupied by the Company for its sales and marketing office in Windham, NH until December 2015. A former officer of the Company is the single member of FDI Realty.

At December 31, 2017 we believed we held a variable interest in FDI Realty, for which we were not deemed to be the primary beneficiary, and we believed we were a co-guarantor of FDI Realty’s mortgages on the building. During the year-ended December 31, 2018, the Company determined that the Company no longer holds a variable interest in FDI Realty. (See Note 4 to the consolidated financial statements.)

2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. As of December 31, 2012, an immediate family member of a greater than 5% shareholder of us was the single member of 2400 Boswell and the Company was a co-guarantor of the 2400 Boswell mortgage on the leased building. During 2013 we acquired 2400 Boswell LLC for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years at an interest rate of 5.75%. As of December 31, 2018, the balance on the long-term mortgage was $3,217,000 and the balance on the promissory note was zero.

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company. The Company made purchases of approximately $151,000 and $182,000 from WVNP Inc., for the year ended December 31, 2018 and 2017, respectively. In addition, Mr. Renton is a distributor of the Company was paid distributor commissions for the years ended December 31, 2018 and 2017 approximately $363,000 and $398,000 respectively.

Carl Grover

As of December 31, 2018, Mr. Carl Grover, is the beneficial owner of in excess of five percent (5%) of our outstanding common shares, is the sole beneficial owner of 2,938,133 shares of common stock. Mr. Grover owns a 2014 Warrant exercisable for 782,608 shares of common stock, a 2015 Warrant exercisable for 200,000 shares of common stock and two 2017 Warrant’s exercisable for 735,030 shares of common stock. He also owns 2,345,862 shares of common stock.

Mr. Grover acquired two 2017 Notes in the aggregate principal amount of $5,162,000 convertible into 1,122,233 shares of common stock. On March 29, 2018, we completed our Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes, the 2017 Notes automatically converted upon the raising a minimum of $3,000,000 from the Series B Convertible Stock Offering. (See Notes 5 & 6, to the consolidated financial statements.)

On December 13, 2018, CLR, entered into a Credit Agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018. In connection with the Credit Agreement, we issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and four-year warrant to purchase 250,000 shares of our common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. (See Notes 5 & 6, to the consolidated financial statements.)

On October 23, 2018, we entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Grover to exchange (the “Exchange”), all amounts owed under an 8% Secured Convertible Promissory Note (2014 Note) held by him in the principal amount of $4,000,000 which matures on July 30, 2019 for 747,664 shares of common stock, $.001 par value, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. The Exchange Agreement was subject to shareholder approval which was received on December 5, 2018. (See Notes 5 & 6, to the consolidated financial statements.)

On October 19, 2018, Mr. Grover exercised his right to convert all amounts owed under the 2015 Note issued to him in the 2015 Private Placement in the principal amount of $3,000,000 which matured on October 12, 2018, into 428,571 shares of common stock (at a conversion rate of $7.00 per share), in accordance with its stated terms.

Paul Sallwasser

As of December 31, 2018, Mr. Paul Sallwasser is a member of the board directors and owns a 2014 Note in the principal amount of $75,000 convertible into 10,714 shares of common stock and a 2014 Warrant exercisable for 14,673 shares of common stock, each of which were acquired prior to the date that he joined our Board of Directors. Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of $38,000 convertible into 8,177 shares of common stock and a 2017 Warrant exercisable for 5,719 shares of common stock, each of which were acquired prior to the date that he joined our Board of Directors. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the 2015 Note he owned, a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. He also owns 67,393 shares of common stock and options to purchase an aggregate of 116,655 shares of common stock, of which options to purchase an aggregate of 55,000 shares of common stock have vested and are immediately exercisable. On March 29, 2018, we completed our Series B Convertible Stock Offering, whereby in accordance with the terms of the 2017 Notes, the 2017 Notes would automatically converted upon the raising a minimum of $3,000,000 from the Series B Convertible Stock Offering. (See Note 6, to the consolidated financial statements.)

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

Our coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan green coffee beans and in March 2014 as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. We made purchases of approximately $9,891,000 and $10,394,000 from this supplier for the years ended December 31, 2018 and 2017, respectively.

In addition, CLR sold approximately $3,938,000 and $6,349,000 for the years ended December 31, 2018 and 2017, respectively, of green coffee beans to H&H Export, a Florida based company which is affiliated with H&H.

In March 2017, we entered a settlement agreement and release with H&H Export pursuant to which it was agreed that $150,000 owed to H&H Export. for services that had been rendered would be settled by the issuance of common stock. In May 2017, we issued to H&H Export 27,500 shares of common stock in accordance with this agreement.

In May 2017, we entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of our common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from us to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 we replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of December 31, 2018, the warrant remains outstanding.

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of our common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of December 31, 2018, we have made deposits of $900,000 towards the Mill, which is included in construction in process in property and equipment, net in our consolidated balance sheet.

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increases the CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. We issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of our common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.80 per share.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive and Director Compensation” of this Annual Report.

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

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the years ended December 31, 2018 and 2017. Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. All fees described below were approved by the Board or the Audit Committee:

	December 31, 2018	December 31, 2017
Audit Fees and Expenses (1)	$ 488,000	$364,000
Audit Related Fees (2)	142,000	53,000
All Other Fees	-	-
	$ 630,000	$417,000

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

2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended December 31, 2018 and 2017 and have therefore been omitted.

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
3.3
Certificate of Amendment to the Certificate of Incorporation dated June 5, 2017 (Incorporated by reference to the Company’s Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on June 7, 2017)

3.4
Certificate of Designations for Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 8, 2018)

3.5
Certificate of Correction to Certificate of Designation of Powers, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 16, 2018)

3.6
Certificate of Designations for Series C Convertible Preferred Stock (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 21, 2018)

3.7
Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 4, 2018)

4.1	Specimen Common Stock certificate (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
4.2	Warrant for Common Stock issued to David Briskie (Incorporated by reference to the Company’s Form 1012G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
4.3	Stock Option issued to Stephan Wallach (Incorporated by reference to the Company’s Form 1012G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.4	Stock Option issued to Michelle Wallach (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.5	Stock Option issued to David Briskie (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.6	Stock Option issued to Richard Renton (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)
4.7	Form of Purchase Note Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.8	Form of Secured Convertible Notes (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.9	Form of Series A Warrants (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.10	Form of Registration Rights Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
4.11	Form of Note Purchase Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
4.12	Form of Secured Note (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
4.13	Form of Purchase Note Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.14	Form of Secured Note (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.15	Form of Warrant (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)
4.16
Form of Notice of Award of Restricted Stock Units (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.17
Form of Restricted Stock Unit Award Agreement (Incorporated by reference to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.18	Form of Note Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.19	Form of Convertible Note (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.20	Form of Series D Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
4.21	Form of Selling Agent’s Warrant (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)
4.22
Form of First Amendment to Series D Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 23, 2018)

4.23	Form of Senior Note (Incorporated by reference to the Company’s Form S-3 Registration Statement, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)
4.24	Form of Subordinated Note (Incorporated by reference to the Company’s Form S-3 Registration Statement, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)
4.25	Form of Warrant (Incorporated by reference to the Company’s Form S-3 Registration Statement, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)
4.26	Form of Warrant Agreement (Incorporated by reference to the Company’s Form S-3 Registration Statement, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)
4.27	Form of Unit Agreement (Incorporated by reference to the Company’s Form S-3 Registration Statement, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)
4.28	Form of Warrant Agreement (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116)
4.29	Form of Warrant Agreement with Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)
4.30
Form of $5.35 Warrant Agreement with Ascendant Alternative Strategies, LLC (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

4.31
Form of $4.75 Warrant Agreement with Ascendant Alternative Strategies, LLC (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

4.32	Warrant, dated December 13, 2018, issued to Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)
4.33	Warrant, dated December 13, 2018, issued to Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)
4.34
Warrant, dated December 13, 2018, issued to Ascendant Alternative Strategies, LLC (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

4.35	Form of Investor Warrant (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)
4.36	Form of Contingent Warrant (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)
4.37	Form of Contingent Warrant #2 (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)
4.38	Form of 6% Convertible Notes (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)
4.39	Warrant Purchase Agreement, dated December 13, 2018, between Youngevity International, Inc. and Carl Grover *
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

10.17	2012 Stock Option Plan (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.18	Form of Stock Option (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.19	Lease with 2400 Boswell LLC dated May 1, 2001 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.20	Lease with Perc Enterprises dated February 6, 2008 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
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

10.25	Lease with Perc Enterprises dated March 19, 2013 (Incorporated by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
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

10.28	Form of Security Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
10.29	Guaranty Agreement made by Stephan Wallach (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)
10.30	Form of Security Agreement (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
10.31	Guaranty Agreement made by Stephan Wallach (Incorporated by reference to the Company’s 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)
10.32
Amended and Restated 2012 Stock Incentive Plan (Previously filed with the Company’s Current Report on Schedule 14C File No. 000-54900, filed with the Securities and Exchange Commission on March 21, 2017)

10.33	Form of Stock Option (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)
10.34	Third Amendment with Crestmark Bank dated May 1, 2016 (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)
10.35
Form of Subscription Agreement (BANQ and other subscribers) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.36	Form of Registration Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)
10.37
Form of Subscription Agreement (Folio subscribers) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.38
Loan and Security Agreement with Crestmark Bank and related schedules dated November 16, 2017 (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2018)

10.39
Amendment No. 1 to the Loan and Security Agreement with Crestmark Bank, dated December 29, 2017 (Incorporated by reference to the Company’s Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2018)

10.40
Form of Securities Purchase Agreement between Youngevity International, Inc. and Investor (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116)

10.41
Form of Registration Rights Agreement between Youngevity International, Inc. and Investor (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116)

10.42
Exchange Agreement between the Company and Carl Grover dated October 23, 2018 (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

10.43
Advisory Agreement between the Company and Corinthian Partners LLC dated October 23, 2018 (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

10.44
Credit Agreement, dated December 13, 2018, by and among CLR Roasters, LLC, Siles Family Plantation Group, S.A. and Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.45
Security Agreement, dated December 13, 2018, by and among CLR Roasters, LLC, Siles Family Plantation Group, S.A. and Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.46
Guaranty, dated December 13, 2018, executed by Siles Family Plantation Group, S.A. (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.47
Security Agreement, dated December 13, 2018, by and among Stephan Wallach, Michelle Wallach and Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.48
Warrant Purchase Agreement, dated December 13, 2018, between Youngevity International, Inc. and Carl Grover (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.49
Exclusive Agreement with Icelandic Water Holdings hf., dated January 10, 2019 (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 11, 2019)

10.50	Amended and Restated 2012 Stock Option Plan (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 11, 2019)
10.51	CLR Siles Mill Construction Agreement date January 15, 2019 (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 18, 2019)
10.52
Securities Purchase Agreement, dated February 6, 2019, with Daniel Mangless (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.53
Asset and Equity Purchase Agreement by and between Youngevity International, Inc., Khrysos Industries, Inc., Khrysos Global, Inc., INX Holdings, LLC, Leigh Dundore and Dwayne Dundore (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.54
Securities Purchase Agreement, dated February 6, 2019, with Daniel Mangless (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.55
Asset and Equity Purchase Agreement by and between Youngevity International, Inc., Khrysos Industries, Inc., Khrysos Global, Inc., INX Holdings, LLC, Leigh Dundore and Dwayne Dundore (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.56
Form of Subscription Agreement to purchase 6% Convertible Notes (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)

10.57
Security Agreement between Youngevity International, Inc. and investors (Incorporated by reference to the Company’s 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)

21.1	Subsidiaries of Youngevity International, Inc. *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of David Briskie, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification David Briskie, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

April 15, 2019	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephan Wallach and David Briskie, and each of them individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their respective substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2019
Stephan Wallach

/s/ David Briskie	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2019
David Briskie

/s/ Michelle Wallach	Chief Operating Officer and Director	April 15, 2019
Michelle Wallach

/s/ William Thompson	Director	April 15, 2019
William Thompson

/s/ Richard Renton	Director	April 15, 2019
Richard Renton

/s/ Kevin Allodi	Director	April 15, 2019
Kevin Allodi

/s/ Paul Sallwasser	Director	April 15, 2019
Paul Sallwasser