Form 10-Q
period 2019-03-31
Youngevity International, Inc.
filed 2019-05-20
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38116

YOUNGEVITY INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA	91914
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (619) 934-3980

           Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	YGYI	The Nasdaq Capital Market

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

As of May 16, 2019, the issuer had 28,890,671 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

- i -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,540	$2,879
Accounts receivable, trade	21,629	4,028
Income tax receivable	75	74
Inventory	46,805	21,776
Advances (Note 1)	-	5,000
Notes receivable	5,000	-
Prepaid expenses and other current assets	4,891	5,263
Total current assets	80,940	39,020

Property and equipment, net	20,856	15,105
Operating lease right-of-use assets	5,509	-
Deferred tax assets	148	148
Intangible assets, net	23,919	15,377
Goodwill	10,676	6,323
Other assets – notes receivable	949	-
Total assets	$142,997	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$22,784	$8,478
Accrued distributor compensation	4,143	3,289
Accrued expenses	29,103	6,582
Deferred revenues	2,268	2,312
Line of credit	2,432	2,256
Other current liabilities	535	1,912
Operating lease liabilities, current portion	745	-
Finance lease liabilities, current portion	978	1,168
Notes payable, current portion	158	141
Convertible notes payable, current portion	681	647
Warrant derivative liability	5,369	9,216
Contingent acquisition debt, current portion	792	795
Total current liabilities	69,988	36,796

Operating lease liabilities, net of current portion	4,764	-
Finance lease liabilities, net of current portion	927	1,107
Notes payable, net of current portion	10,378	7,629
Convertible notes payable, net of current portion	1,981	-
Contingent acquisition debt, net of current portion	7,341	7,466
Total liabilities	95,379	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 28,890,671 and 25,760,708 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	29	26
Additional paid-in capital	243,555	206,757
Accumulated deficit	(196,023)	(183,763)
Accumulated other comprehensive loss	57	(45)
Total stockholders’ equity	47,618	22,975
Total Liabilities and Stockholders’ Equity	$142,997	$75,973

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenues	$56,300	$42,994
Cost of revenues	29,451	17,982
Gross profit	26,849	25,012
Operating expenses
Distributor compensation	14,890	15,578
Sales and marketing	4,019	3,499
General and administrative	19,881	5,911
Total operating expenses	38,790	24,988
Income (loss) from Operations	(11,941)	24
Interest expense, net	(1,507)	(1,712)
Change in fair value of warrant derivative liability	1,486	712
Extinguishment loss on debt	-	(1,082)
Total other expense	(21)	(2,082)
Net loss before income taxes	(11,962)	(2,058)
Income tax provision	298	250
Net Loss	(12,260)	(2,308)
Preferred stock dividends	(14)	(3)
Net Loss Available to Common Stockholders	$(12,274)	$(2,311)

Net loss per share, basic	$(0.45)	$(0.12)
Net loss per share, diluted	$(0.49)	$(0.13)

Weighted average shares outstanding, basic	27,577,576	19,744,144
Weighted average shares outstanding, diluted	28,025,172	19,758,402

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(12,260)	$(2,308)
Foreign currency translation	102	201
Total other comprehensive income	102	201
Comprehensive loss	$(12,158)	$(2,107)

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	(12,260)	(12,260)
Foreign currency translation adjustment	-	-	-	-	-	-	-	102	-	102
Issuance of common stock from at-the-market offering and exercise of stock options and warrants, net	-	-	-	-	309,636	1	1,454	-	-	1,455
Issuance of common stock for services	-	-	-	-	75,000	-	417	-	-	417
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	255,000	-	1,750	-	-	1,750
Issuance of common stock for acquisition of Khrysos	-	-	-	-	1,794,972	1	12,649	-	-	12,650
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock for true-up shares	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	61,000	-	293	-	-	293
Issuance of common stock related to purchase of land - H&H	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock related to purchase of trademark - H&H	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	295,910	1	2,308	-	-	2.,309
Release of warrant liability upon exercise of warrants	-	-	-	-	-	-	866	-	-	866
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	1,494	-	-	1,494
Warrant issued upon vesting for services	-	-	-	-	-	-	1,656	-	-	1,656
Dividends on preferred stock	-	-	-	-	-	-	(14)	-	-	(14)
Stock based compensation expense	-	-	-	-	-	-	11,344	-	-	11,344
Balance at March 31, 2019	161,135	$-	129,437	$-	28,890,671	$29	$243,555	$57	$(196,023)	$47,618

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	161,135	-	-	-	19,723,285	20	171,405	(281)	(163,693)	7,451
Net loss	-	-	-	-	-	-	-	-	(2,308)	(2,308)
Foreign currency translation adjustment	-	-	-	-	-	-	-	201	-	201
Issuance of Series B preferred stock, net of issuance cost	-	-	381,173	-	-	-	3,289	-	-	3,289
Issuance of common stock pursuant to the exercise of stock options and warrants	-	-	-	-	437	-	2	-	-	2
Issuance of common stock for services	-	-	-	-	5,000	-	27	-	-	27
Issuance of common stock for conversion of Notes – 2017 Notes	-	-	-	-	1,577,033	1	6,542	-	-	6,545
Dividends on preferred stock	-	-	-	-	-	-	(3)	-	-	(3)
Stock based compensation expense	-	-	-	-	-	-	237	-	-	237
Balance at March 31, 2018	161,135	$-	381,173	$-	25,305,755	$21	$181,501	$(80)	$(166,001)	$15,441

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(12,260)	$(2,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	1,259
Stock-based compensation expense	11,344	237
Amortization of debt discounts and issuance costs	199	543
Change in fair value of warrant derivative liability	(1,486)	(712)
Change in fair value of contingent acquisition debt	-	(213)
Changes in inventory reserve	159	-
Extinguishment loss on debt	-	1,082
Equity issuance for services	1,859	27
Stock issuance for true-up shares	281	-
Deferred taxes	-	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(17,292)	(1,231)
Inventory	(23,924)	(1,139)
Prepaid expenses and other current assets	(111)	(484)
Accounts payable	13,977	794
Accrued distributor compensation	854	259
Deferred revenues	(44)	1,302
Accrued expenses and other liabilities	20,468	(1,075)
Income taxes receivable	-	95
Net Cash Used in Operating Activities	(4,831)	(1,427)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	(50)
Purchases of property and equipment	(2,291)	(106)
Net Cash Used in Investing Activities	(2,716)	(156)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	3,750	-
Proceeds from private placement of common stock, net of offering costs	2,267	3,289
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,455	3
Proceeds net of repayment on line of credit	176	770
Payments of notes payable	(35)	(58)
Payments of contingent acquisition debt	(128)	(10)
Payments of finance leases	(368)	(232)
Payments of dividends	(11)	-
Net Cash Provided by Financing Activities	7,106	3,762
Foreign Currency Effect on Cash	102	201
Net (decrease) increase in cash and cash equivalents	(339)	2,380
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$2,540	$3,053

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,034	$1,191
Income taxes	$-	$44

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$-	$664
Purchases of property and equipment funded by mortgage agreements	$450	$-
Fair value of stock issued for services (Note 10)	$417	$-
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair of stock issued for note receivable, net of debt settlement	$2,309	$-
Dividends declared but not paid at the end of period (Note 10)	$14	$-
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$1,877
Fair value of warrants issued in connection with the Series B Preferred Stock Offering	$-	$75
Conversion of 2017 Notes to Common Stock	$-	$7,254

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

The statements presented as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019. The results for interim periods are not necessarily indicative of the results for the entire year.

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, and sells coffee products to commercial customers.  During the year ended December 31, 2018 the Company operated in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. During the first quarter of 2019, the Company through the acquisition of the assets of Khrysos Global, Inc. added a third business segment to its operations, the commercial hemp segment. The Company's three segments are listed below:

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

●
Commercial hemp business is operated through the Company’s wholly owned subsidiary, Khrysos Industries, Inc., a Delaware corporation. Khrysos Industries, Inc. acquired the assets of Khrysos Global Inc. a Florida corporation in February 2019 and the wholly-owned subsidiaries of Khrysos Global Inc., INXL Laboratories, Inc., a Florida corporation and INX Holdings, Inc., a Florida corporation.

Segment Information

The Company has three reportable segments: direct selling, commercial coffee, and commercial hemp. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has three reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”  During the three months ended March 31, 2019, the Company derived approximately 59% of its revenue from its direct selling segment and approximately 41% of its revenue from its commercial coffee segment. Commercial hemp segment revenues during the current quarter represented less than 1% of total revenues as it is newly acquired. During the three months ended March 31, 2018, the Company had two reportable segments and derived approximately 82% of its revenue from its direct selling segment and approximately 18% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant losses during the three months ended March 31, 2019 and 2018 of approximately $12,260,000 and $2,308,000, respectively. Net cash used in operating activities was approximately $4,831,000 and $1,427,000 for the three months ended March 31, 2019 and 2018, respectively. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that revenues will grow, and it intends to make necessary cost reductions related to international operations that are not performing well and reduce non-essential expenses.

The Company is also considering multiple other fund-raising alternatives.

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

On February 15, 2019 and on March 10, 2019, the Company closed its first and second tranches of its 2019 January Private Placement debt offering, respectively, pursuant to which the Company offered for sale notes in the principal amount of a minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,440,000 and issued the 2019 PIPE Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent received 12,200 shares of common stock in aggregate for the first and second tranches. The placement agent will receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

On February 6, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

On January 7, 2019, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. The Company will pay the Sales Agent 3.0% commission of the gross sales proceeds. During the three months ended March 31, 2019, the Company sold a total of 1,000 shares of common stock under the ATM Agreement for an aggregate purchase price of $6.6118 pursuant to the ATM Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under the Company’s stock-based compensation plan, fair value of assets and liabilities acquired in business combinations, finance leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

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

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases of approximately $8,000 and $54,000 from WVNP Inc., for the three months ended March 31, 2019 and 2018, respectively.

Carl Grover

Mr. Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares. On December 13, 2018, CLR, entered into a Credit Agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). The Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. (See Note 6 below.)

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and prior to joining the Company’s Board of Directors he acquired a note (the “2014 Note”) issued in the Company’s private placement consummated in 2014 (the “2014 Private Placement”) in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued, in the 2014 Private Placement, exercisable for 14,673 shares of common stock. Prior to joining the Company’s Board of Directors, Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of approximately $38,000 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued, in the 2017 Private Placement, exercisable for 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the “2015 Note” that he acquired in the Company’s private placement consummated in 2015 (the “2015 Private Placement”), a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. On March 30, 2018, the Company completed its Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of the Company’s common stock.

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The current interest rate as of March 31, 2019 was 7.75%. The lender will adjust the interest rate on the first calendar day of each change period or calendar quarter. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of March 31, 2019, the balance on the long-term mortgage is approximately $3,198,000 and the balance on the promissory note is zero.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

The Company’s commercial coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. In March 2014, as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. H&H is a sourcing agent acting on behalf of CLR for purchases of coffee from the producers. In consideration for H&H's sourcing of green coffee, CLR and H&H share in the green coffee profit from operations. H&H made purchases for CLR of approximately $17,520,000 and $3,734,000 for the three months ended March 31, 2019 and 2018, respectively.

In addition, CLR sold approximately $20,026,000 and $2,443,000 for the three months ended March 31, 2019 and 2018, respectively, of green coffee beans to H&H Coffee Group Export Corp., (“H&H Export”) a Florida based company which is affiliated with H&H.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of March 31, 2019, the warrant remains outstanding.

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a 5-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  On March 31, 2019, this advance was converted to a $5,000,000 loan agreement and bears interest at 9% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. The loan is secured by H&H Export’s hedging account with INTL FC Stone, trade receivables, green coffee inventory in the possession of H&H Export and all green coffee contracts.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward the construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of March 31, 2019, the Company paid $1,350,000 towards construction of a mill, which is included in construction in process within property and equipment, net on the Company's condensed consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR previously engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increases the CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. The Company issued 295,910 shares of the Company’s common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.50 per share.

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

Deferred Revenues and Costs

As of March 31, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,268,000 and $2,312,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events.

Deferred revenues related to Heritage Makers were approximately $2,095,000 and $2,153,000, as of March 31, 2019, and December 31, 2018, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of March 31, 2019 and 2018, the balance in deferred costs was approximately $338,000 and $364,000, respectively, and is included in prepaid expenses and current assets.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $173,000 and $159,000 as of March 31, 2019 and December 31, 2018, respectively, relate primarily to the Company’s 2019 and 2018 events. The Company does not recognize this revenue until the conventions or distributor events occur.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest as of March 31, 2019 and December 31, 2018 are approximately zero and $400,000, respectively, and are included in prepaid expenses and other current assets on the Company’s balance sheets.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Topic 260 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in Topic 260 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted ASU No. 2017-11 effective January 1, 2019 and determined that it’s 2018 warrants were to no longer be classified as a derivative, as a result of the adoption and subsequent change in classification of the 2018 warrants, the company reclassed approximately $1,494,000 of warrant derivative liability to equity.

In February 2016, FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases (Topic 842) which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendments were adopted by the Company on January 1, 2019. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. The Company elects to use its effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direction costs. In addition, the Company elected the practical expedient to use hindsight when determining lease terms.  The practicable expedient pertaining to land easement is not applicable to the Company. The Company continues to assess all of the effects of adoption, with the most significant effect relating to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for real estate operating leases.  The Company adopted the provisions of this guidance on January 1, 2019 and accordingly recognized additional operating liabilities of approximately $5,509,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Following the expiration of the Company’s Emerging Growth Company filing status (“EGC”) on December 31, 2018 the Company adopted the following accounting pronouncements effective January 1, 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. Topic 606 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provision of this guidance using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under Topic 606. The Company’s accounting policies did not change materially as a result of applying the principles of revenue recognition from Topic 606 and are largely consistent with existing guidance and current practices applied by the Company. (See Note 3, below.)

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

Potentially dilutive securities for the three months ended March 31, 2019 were 12,882,194. Potentially dilutive securities were 7,321,334 for the three months ended March 31, 2018.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three months ended March 31, 2019 and 2018, the Company recorded net of tax gain of $1,409,000 and $254,000, on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share, respectively.

	Three months ended March 31,
	2019	2018
Loss per Share – Basic	(unaudited)	(unaudited)
Numerator for basic loss per share	$(12,274,000)	$(2,311,000)
Denominator for basic loss per share	27,577,576	19,744,144
Loss per common share – basic	$(0.45)	$(0.12)

Loss per Share – Diluted
Numerator for basic loss per share	$(12,274,000)	$(2,311,000)
Adjust: Fair value of dilutive warrants outstanding	(1,409,000)	(254,000)
Numerator for dilutive loss per share	$(13,683,000)	$(2,565,000)

Denominator for basic loss per share	27,577,576	19,744,144
Plus: Incremental shares underlying “in the money” warrants outstanding	447,595	14,258
Denominator for diluted loss per share	28,025,172	19,758,402
Loss per common share – diluted	$(0.49)	$(0.13)

Note 3.  Balance Sheet Account Details

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

Inventories consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Finished goods	$14,948	$11,300
Raw materials	34,284	12,744
Total inventory	49,232	24,044
Reserve for excess and obsolete	(2,427)	(2,268)
Inventory, net	$46,805	$21,776

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration

In general, the Company’s leases include one or more options to renew, with renewal terms that generally vary from one to ten years. The exercise of lease renewal options is generally at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2019	Balance Sheet Location
ASSETS:
Operating lease right-of-use assets	$5,509	Operating lease right-of-use assets
Finance lease right-of-use assets	1,330	Property, plant, and equipment, net at cost, net of accumulated amortization (1)
Total lease assets	$6,839
LIABILITIES:
Current:
Operating lease liabilities	$745	Other current liabilities
Finance lease liabilities	978	Current portion of long-term debt
Non-current:
Operating lease liabilities	4,764	Non-current operating lease liabilities
Finance lease liabilities	927	Long-term debt, net of current portion
Total lease liabilities	$7,714

(1)
Finance lease assets are recorded net of accumulated amortization of approximately $522,000 as of March 31, 2019.

Lease cost is recognized on a straight-line basis over the lease term (in thousands):

March 31, 2019
Operating lease costs	$271
Finance lease cost	-
Amortization of right-of-use assets	96
Interest on lease liabilities	37
Net lease costs	$404

As of March 31, 2019, annual scheduled lease payments were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$788	$1,086
2020	753	742
2021	688	204
2022	648	9
2023	889	3
Thereafter	3,139	-
Total lease payments	6,905	2,044
Less imputed interest	1,396	139
Present value of lease liabilities	$5,509	$1,905

Finance lease right-of-use assets are amortized over their estimated useful life, as the Company does believe that it is reasonably certain that options which transfer ownership will be exercised. In general, for the majority of the Company’s material leases, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised. Periodically, the Company assesses its leases to determine whether it is reasonably certain that these options and any renewal options could be reasonably expected to be exercised.

The majority of the Company’s leases are for real estate and equipment. In general, the individual lease contracts do not provide information about the rate implicit in the lease. Because the Company is not able to determine the rate implicit in its leases, it instead generally uses its incremental borrowing rate to determine the present value of lease liabilities. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its senior secured credit facility, swap rates, and other factors. The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

March 31, 2019
Weighted-average remaining lease terms:
Operating leases	5.8
Finance leases	2.1
Weighted-average remaining discount rate:
Operating leases	5.5%
Finance leases	9.1%

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

Commercial Coffee - Green Coffee

The commercial coffee segment includes the sale of green coffee beans, which are sourced from the Nicaraguan rainforest.

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

Commercial Hemp

The commercial hemp segment provides end to end extraction and processing via the Company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  The primary focus of the segment will be to generate revenue through sales of extraction services and end to end processing services for the conversion of Hemp and Hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the company’s extraction and processing systems.

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

The Company operates in three primary segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where products are sold directly to businesses and the Hemp segment.

The following table summarizes revenue disaggregated by direct selling and the coffee segment (in thousands):

	For the three months ended March 31,
	2019	2018
Direct Selling Segment	$33,420	$35,311
Commercial Coffee - coffee roaster	2,780	2,698
Commercial Coffee - green coffee	20,033	4,985
Commercial Hemp	67	-
Total	$56,300	$42,994

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records contract assets when performance obligations are satisfied prior to invoicing.

Contract liabilities are reflected as deferred revenues in current liabilities on the Company’s condensed consolidated balance sheets and includes deferred revenue and customer deposits. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations, and are recognized as revenue upon the fulfillment of performance obligations. Contract Liabilities are classified as short-term as all performance obligations are expected to be satisfied within the next 12 months.

As of March 31, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,268,000 and $2,312,000, respectively. The Company records deferred revenue related to its direct selling segment which is primarily attributable to the Heritage Makers product line and represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. In addition, deferred revenues include future Company convention and distributor events.

Deferred revenue related to the commercial coffee segment represents deposits on customer orders that have not yet been completed and shipped. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement FOB shipping point. (See Note 1, above.)

Of the deferred revenue from the year ended December 31, 2018, the Company recognized revenue of approximately $2,095,000 from the Heritage Makers product line during the three months ended March 31. 2019.

There were no deferred revenues associated with the commercial coffees segment and the commercial hemp as of March 31, 2019.

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

During the three months ended March 31, 2019, the Company entered into one acquisition, which is detailed below. The acquisition was conducted in an effort to expand the Company’s operations into the field of commercial hemp business.

2019 Acquisitions

Khrysos Global, Inc.

On February 12, 2019, the Company and Khrysos Industries, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets (the “Assets”) of KGI and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). Seller, INXL and INXH provides end to end extraction and processing via the company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  Additionally, KII offers various rental, sales, and service programs of KII’s extraction and processing systems.

The consideration payable for the assets and the equity of KGI, INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Sellers and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a value of $14,000,000 for the purposes of the AEPA or $12.649,000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, Seller, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

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

The Company has estimated fair value (in thousands) at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows (unaudited):

Present value of cash consideration	$1,894
Estimated fair value of common stock issued	12,649
Aggregate purchase price	$14,543

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed during the period ended March 31, 2019 (in thousands):
Current assets	$211
Inventory	1,264
Property, plant and equipment	2,260
Trademarks and trade name	1,876
Customer-related intangible	5,629
Non-compete intangible	956
Goodwill	4,353
Current liabilities	(1,913)
Notes payable	(518)
Net assets acquired	$14,118

The preliminary estimated fair value of intangible assets acquired in the amount of $8,461,000 was determined through the use of a third-party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, customer-related intangible and non-compete agreement. The trademarks and trade name, customer-related intangible and non-compete are being amortized over their estimated useful life of 8 years, 7 years and 6 years, respectively. The straight-line method is being used and is believed to approximate the time-line within which the economic benefit of the underlying intangible asset will be realized.

Goodwill of $4,353,000 was recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

The Contingent Consideration Warrants discussed above are subject to vesting based upon the achievement of various sales milestones and only if the sellers do not terminate their services.  As such, the warrants were considered equity-based compensation for future services and not considered contingent consideration in the calculation of the purchase price.

The costs related to the acquisition are included in legal and accounting fees.

Revenues included in the consolidated statement of operations for the three months ended March 31, 2019 were approximately $67,000.

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

Intangible assets consist of the following (in thousands):

	March 31, 2019 (unaudited)			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,559	$9,796	$4,763	$14,559	$9,575	$4,984
Trademarks and trade names	9,963	2,033	7,930	7,337	1,781	5,556
Customer relationships	16,028	5,895	10,133	10,398	5,723	4,675
Internally developed software	720	583	137	720	558	162
Non-compete agreement	956	-	956	-	-	-
Intangible assets	$42,226	$18,307	$23,919	$33,014	$17,637	$15,377

Amortization expense related to intangible assets was approximately $670,000 and $827,000 for the three months ended March 31, 2019 and 2018, respectively.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of March 31, 2019 and December 31, 2018, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of March 31, 2019 and December 31, 2018 is approximately $10,677,000 and $6,323,000, respectively. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2019 and 2018.

Goodwill consists of the following (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Goodwill, commercial hemp	4,353	-
Total goodwill	$10,676	$6,323

Note 6.  Notes Payable and Other Debt

Short-term Debt

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three (3) separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments are comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the Lending Agreements was approximately $504,000 as of December 31, 2018 and was included in other current liabilities on the Company’s balance sheet as of December 31, 2018. During the quarter ended March 31, 2019 the loans were paid in their entirety and the outstanding loan balance was zero.

Notes Payable

Promissory Notes

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

The Company recorded debt discounts of approximately $139,000 related to the fair value of warrants issued in the transaction and $212,000 of transaction issuance costs to be amortized to interest expense over the life of the Notes. As of March 31, 2019, the remaining balance of the debt discounts is approximately $345,000. The Company recorded approximately $5,000 amortization of the debt discounts during the three months ended March 31, 2019 and is recorded as interest expense.

Credit Note

On December 13, 2018, the Company’s wholly owned subsidiary, CLR, entered into a Credit Agreement with Mr. Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 Credit Note (the “Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018, with Mr. Grover and CLR’s subsidiary, Siles. In connection with the Credit Agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share (“Warrant 1”), and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share (“Warrant 2”), pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. The Company also entered into an Advisory Agreement with Ascendant Alternative Strategies, LLC (“Ascendant”), a third party not affiliated with Mr. Grover, in connection with the Credit Agreement, pursuant to which it agreed to pay to Ascendant a 3% fee on the transaction with Mr. Grover and issued to Ascendant (or it’s designees) a four-year warrant to purchase 50,000 shares of its common stock, exercisable at $6.33 per share.

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

Management has assessed the probability of a trigger event (i.e., the occurrence of an event of default, such amounts are declared due and payable or made automatically due and payable, in each case, in accordance with the terms of this Note) to be de minimis during the term of the Credit Note. As such, the fair value of the contingent put feature would have a de minimis value (i.e., there is no need to separately measure the contingent put feature, as assigning a probability of zero percent or near zero percent to the occurrence of an event of default would result in de minimis fair value for the feature). Management will reassess the probability of a trigger event at each reporting period during the term of the Credit Note. As of March 31, 2019, the Company determined that the event of default is null.

The Company recorded debt discounts of approximately $1,469,000 related to the fair value of warrants issued in the transaction and $175,000 of transaction issuance costs to be amortized to interest expense over the life of the Credit Agreement. As of March 31, 2019, the remaining balance of the debt discounts is approximately $1,460,000. The Company recorded approximately $154,000 amortization of the debt discounts during the three months ended March 31, 2019 and is recorded as interest expense.

2400 Boswell Mortgage

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years with interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. As of March 31, 2019, the interest rate was 7.75%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of March 31, 2019, the balance on the long-term mortgage is approximately $3,198,000 and the balance on the promissory note is zero.

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid. As of March 31, 2019 and December 31, 2018, the carrying value of the liability was approximately $1,061,000 and $1,071,000, respectively. The interest associated with the note for the three months ended March 31, 2019 and 2018 was minimal.

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos, the Company assumed one interest only mortgage in the amounts of $350,000 (due in September 2021) that bears an interest rate of 8% and a second mortgage of approximately $177,000 (due in June 2023) that bears an interest rate of 7% per annum. Both properties are located in Florida. As of March 31, 2019, the remaining mortgage balances are approximately $527,000.

In February 2019, Khrysos purchased a 45-acre tract of land in Groveland, Florida, in central Florida for $750,000, which Khrysos intends to build a R&D facility, greenhouse and allocate a portion for farming. Khrysos paid approximately $303,000 down and assumed a mortgage of $450,000. The entire balance is due in February 2024 and bears interest at 6% per annum. As of March 31, 2019, the remaining mortgage balance is $450,000.

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $90,000 as of March 31, 2019 which expire at various dates through 2023.

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

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. As of March 31, 2019, the interest rate was 8.0%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

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

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,432,000 as of March 31, 2019 and $2,256,000 as of December 31, 2018.

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and evaluated each period for changes in the fair value and adjusted as appropriate. (See Note 9 below.)

The Company’s contingent acquisition debt as of March 31, 2019 and December 31, 2018 is $8,133,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment.

Note 7. Convertible Notes Payable

Total convertible notes payable as of March 31, 2019 and December 31, 2018, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$750	$750
Debt discounts	(69)	(103)
Carrying value of 2014 Notes	681	647

6% Convertible Notes due February and March 2021 (2019 PIPE Notes), principal	2,400	-
Debt discounts	(459)	-
Carrying value of 2019 PIPE Notes	1,941	-

Total carrying value of convertible notes payable	$2,622	$647

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “Note” or “Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible Notes in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019

The Company has the right to prepay the Notes at any time after the one-year anniversary date of the issuance of the Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The Notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the common stock that he owns so long as his personal guaranty is in effect.

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

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of March 31, 2019 and December 31, 2018 the remaining balance of the debt discounts is approximately $63,000 and $94,000, respectively. The Company recorded approximately $31,000 and $238,000 amortization of the debt discounts during the three months ended March 31, 2019 and 2018, and is recorded as interest expense.

With respect to the 2014 Private Placement, the Company paid approximately $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the Notes. The unamortized issuance costs recognized with the Debt Exchange was approximately $63,000. As of March 31, 2019 and December 31, 2018 the remaining balance of the issuance costs is approximately $6,000 and $10,000, respectively. The Company recorded approximately $3,000 and $25,000 of the debt discounts amortization during the three months ended March 31, 2019 and 2018, respectively, and is recorded as interest expense.

As of March 31, 2019 and December 31, 2018 the principal amount of $750,000 remains outstanding.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

January 2019 Private Placement

On February 15, 2019 and on March 10, 2019, the Company closed its first and second tranches of its 2019 January Private Placement debt offering, respectively, pursuant to which the Company offered for sale a minimum of notes in the principal amount of a minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,440,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $467,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount is being amortized to interest expense over the term of the 2019 PIPE Notes. During the three months ended March 31, 2019 the Company recorded approximately $7,000 of amortization related to the debt discounts.

Note 8. Derivative Liability

The Company recognizes and measures the warrants issued in conjunction with the Company’s August 2018, July 2017, November 2015 and July 2014 Private Placements in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in the Company’s private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

Derivative liabilities are recorded at their estimated fair value (see Note 9, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

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

Warrants

Effective January 1, 2019, the Company adopted ASU No. 2017-11 (see above, Recently Adopted Accounting Pronouncements). The new guidance requires companies to exclude any down round feature when determining whether a freestanding equity-linked financial instrument (or embedded conversion option) is considered indexed to the entity’s own stock when applying the classification guidance in ASC 815-40. Upon adoption of the new guidance, existing equity-linked financial instruments (or embedded conversion options) with down round features must be reassessed as liability classification may no longer be required. As a result, the Company determined in regard to its 2018 warrants the appropriate treatment of these warrants that were initially classified as derivative liabilities should now be classified as equity instruments.

The Company determined that the liability associated with the 2018 warrants should be remeasured and adjusted to fair value on the date of the change in classification with the offset to be recorded through earnings and then the fair value of the warrants should be reclassified to equity. The Company recorded the change in the fair value of the 2018 warrants as of the date of change in classification to earnings. The fair value of the 2018 warrants as of the date of change in classification, in the amount of $1,494,000 was reclassified from warrant derivative liability to additional paid in capital as a result of the change in classification of the warrants.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $1,486,000 and a decrease of $712,000 for the three months ended March 31, 2019 and 2018, respectively.

The estimated fair value of the outstanding warrant liabilities is $5,369,000 and $9,216,000 as of March 31, 2019 and December 31, 2018, respectively.

The estimated fair value of the warrants was computed as of March 31, 2019 and December 31, 2018 using the Monte Carlo option pricing model with the following assumptions:

	March 31, 2019 (unaudited)	December 31, 2018
Stock price volatility	97.2% - 111.5%	83.78% - 136.76%
Risk-free interest rates	2.33% - 2.42%	2.465% - 2.577%
Annual dividend yield	0%	0%
Expected life	0.33 - 1.54 years	0.58 - 2.76 years

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$792	$-	$-	$792
Contingent acquisition debt, less current portion	7,341	-	-	7,341
Warrant derivative liability	5,369	-	-	5,369
Total liabilities	$13,502	$-	$-	$13,502

	Fair Value at December 31,2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$795	$-	$-	$795
Contingent acquisition debt, less current portion	7,466	-	-	7,466
Warrant derivative liability	9,216	-	-	9,216
Total liabilities	$17,477	$-	$-	$17,477

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2019, 2018, 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2018	$9,216
Issuance	-
Adjustments to estimated fair value	(1,486)
Adjustments related to warrant exercises	(867)
Adjustments related to the reclassification of warrants to equity	(1,494)
Balance at March 31, 2019	$5,369

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2018	$8,261
Liabilities acquired	-
Liabilities settled	(128)
Adjustments to liabilities included in earnings	-
Adjustment to purchase price	-
Balance at March 31, 2019	$8,133

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three months ended March 31, 2018, the net adjustment to the fair value of the contingent acquisition debt was a decrease $213,000 and is included in the Company’s statements of operations in general and administrative expense.  The Company did not have any adjustments to the fair value of the contingent acquisition debt during the three months ended March 31, 2019.

Note 10.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated; “Common Stock” and “Preferred Stock”.

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

Common Stock

As of March 31, 2019 and December 31, 2018 there were 28,890,671 and 25,760,708 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Stock Offering

On February 6, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

On February 15, 2019 and on March 10, 2019, the Company closed its first and second tranches of its 2019 January Private Placement debt offering, respectively, pursuant to which the Company offered for sale a minimum of notes in the principal amount of a minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,440,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note or Notes”) with two accredited investors that the Company had a substantial pre-existing relationship with and from whom the Company raised cash proceeds in the aggregate of $2,000,000. In consideration of the Notes, the Company issued 20,000 shares of common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00. The Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The Company issued 40,000 shares of common stock and 40,000 warrants with the Notes.

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

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of March 31, 2019, and December 31, 2018 and accrued dividends of approximately $140,000 and $137,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of 0.10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

Series B Convertible Preferred Stock

On March 30, 2018, the Company completed the Series B Offering, pursuant to which the Company sold 381,173 shares of Series B Convertible Preferred Stock at an offering price of $9.50 per share and received gross proceeds in aggregate of approximately $3,621,000. The net proceeds to the Company from the Series B Offering were approximately $3,289,000 after deducting commissions, closing and issuance costs. Each share of Series B Convertible Preferred Stock is initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and automatically converts into two (2) shares of common stock on its two-year anniversary of issuance.

The Company has 129,437 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2019 and December 31, 2018. The holders of the Series B Convertible Preferred Stock are entitled to receive cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. As of March 31, 2019 and December 31, 2018 accrued dividends were approximately $11,000 and $11,000, respectively.

The shares of Series B Convertible Preferred Stock issued in the Series B Offering were sold pursuant to the Company’s Registration Statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B Offering, the 2017 Notes in the principal amount of approximately $7,254,000 automatically converted into 1,577,033 shares of common stock. The holders of Series B Convertible Preferred are entitled to receive a distribution, to be paid in an amount equal to $9.50 for each and every share of Series B Preferred Stock held by the holders of Series B Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of common stock, the Series A Preferred Stock, or any other class or series of stock ranking junior to the Series B Preferred Stock. Holders of the Series B Convertible Preferred Stock have no voting rights, except as required by law.

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

Upon liquidation, dissolution or winding up of the Company, each holder of Series C Preferred Stock was entitled to receive a distribution, to be paid in an amount equal to $9.50 for each and every share of Series C Preferred Stock held by the holders of Series C Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock or any other class or series of stock ranking junior to the Series C Preferred Stock.

The shares of Series C Convertible Preferred Stock issued in the Series C Offering were sold pursuant to the Company’s Registration Statement, which was declared effective with the SEC on December 10, 2018.

Pursuant to the Certificate of Designation, the Company agreed to pay cumulative dividends on the Series C Convertible Preferred Stock from the date of original issue at a rate of 6.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. In 2018 a total of approximately $51,000 of dividends was paid to the holders of the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the Company’s outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series C Convertible Preferred Stock have no voting rights.

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

The Series C Preferred Stock was automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption was outside of the Company’s control, the Series C Preferred Stock was classified in temporary equity at issuance. All of the Series C Preferred shares were converted to common stock during 2018 and the Company has issued 1,394,726 warrants. As of March 31, 2019, no shares of Series C Convertible Preferred Stock remain outstanding.

Repurchase of Common Stock

On December 11, 2012, the Company authorized a share repurchase program to repurchase up to 750,000 of the Company's issued and outstanding shares of common stock from time to time on the open market or via private transactions through block trades.  A total of 196,594 shares have been repurchased to-date as of March 31, 2019 at a weighted-average cost of $5.30 per share. There were no repurchases during the three months ended March 31, 2019 and 2018. The remaining number of shares authorized for repurchase under the plan as of March 31, 2019 is 553,406.

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

The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 is approximately $13,000. The Company did not further extend this agreement subsequent to August 2018.

Ignition Capital, LLC

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three months ended March 31, 2019, the Company recorded expense of approximately $30,000 in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019.

Greentree Financial Group, Inc.

On March 27, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is approximately $311,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three months ended March 31, 2018, the Company recorded expense of approximately $44,000 in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019.

Capital Market Solutions, LLC.

On July 1, 2018, the Company entered into an agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services for a period of 18 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay in cash a base fee of $300,000, payable as follows; $50,000 paid in August 2018, and the remaining balance shall be paid monthly in the amount of $25,000 through January 1, 2019. Subsequent to the initial agreement, the Company extended the term for an additional 24 months through December 31, 2021 and agreed to issue Capital Market an additional 100,000 shares of restricted common stock which were issued in advance of the service period and $125,000 of additional fees. On January 9, 2019, the Company executed the second amendment to the agreement with Capital Market, pursuant to which, the aggregate base fee increased to $525,000, and the Company issued an additional 75,000 of restricted common stock. In addition, the Company issued to Capital Market a four-year warrant to purchase 925,000 shares of the Company’s common stock at $6.00 per share vesting 50% at issuance on January 9, 2019 and 25% on January 9, 2020 and 25% on January 9, 2021. The fair value of the vested portion of the warrant is approximately $1,656,000 and is recorded as equity on the Company’s balance sheet as of March 31, 2019 and equity issuance expense on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2019.

The fair value of the common stock shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three months ended March 31, 2019 and 2018, the Company recorded expense of approximately $129,000, in connection with amortization of the stock issuance expense. During the three months ended March 31, 2019, the Company recorded expense of approximately $50,000, in connection with the base fee. The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019.

Warrants

As of March 31, 2019, warrants to purchase 6,943,874 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. As of March 31, 2019, 6,539,187 warrants are exercisable and expire at various dates through March 2024 and have a weighted average remaining term of approximately 2.23 years and are included in the table below as of March 31, 2019.

The Company uses the Monte Carlo and Black-Scholes option-pricing model to estimate the fair value of the warrants.

Warrants – Securities Purchase Agreement

During the three months ended March 31, 2019, the Company issued the selling agent in connection with the Securities Purchase Agreement 100,000 warrants as compensation, exercisable at $10.00 per share and expire in February 2022. The Company used the Black-Scholes option-pricing model (“Black-Scholes”) to estimate the fair value of the warrants issued to the selling agent of $324,000 as of March 30, 2019.

A summary of the warrant activity for the three months ended March 31, 2019 is presented in the following table:

Number of Warrants
Balance at December 31, 2018	5,876,980
Issued	1,315,000
Expired / cancelled	-
Exercised	(248,106)
Balance at March 31, 2019, outstanding	6,943,874
Balance at March 31, 2019, exercisable	6,539,187

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 9,000,000 shares of common stock.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At March 31, 2019, the Company had 3,587,072 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the three months ended March 31, 2019 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2018	2,394,379	$4.45	6.94	$3,049
Issued	2,540,000	6.66
Canceled / expired	(37,275)	5.00
Exercised	(60,530)	4.46		-
Outstanding March 31, 2019	4,836,574	$5.61	8.35	$3,045
Exercisable March 31, 2019	3,723,870	$5.96	8.23	$1,617

The weighted-average fair value per share of the granted options for the three months ended March 31, 2019 was approximately $4.26. There were no options granted during the three months ended March 31, 2018

Stock-based compensation expense included in the condensed consolidated statements of operations was $11,248,000 and $122,000 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was approximately $2,132,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.75 years.

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

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. As of March 31, 2019, none of the restricted stock units have vested. There were no grants during the three months ended March 31, 2019.

The fair value of each restricted stock unit issued to employees is based on the closing stock price on the grant date of $4.53 and restricted stock units issued to consultants are revalued as they vest and is recognized as stock-based compensation expense over the vesting term of the award.

Number of Shares
Balance at December 31, 2018	475,000
Issued	-
Canceled	-
Balance at March 31, 2019	475,000

Stock-based compensation expense included in the condensed consolidated statements of operations was $96,000 and $115,000 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,629,000, which will be recognized over a weighted average period of 4.36 years.

Note 11.  Segment and Geographical Information

The Company is a leading multi-channel lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual main street of products and services under one corporate entity, Youngevity offers products from top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services. The Company operates in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses, and commercial hemp segment provides end to end extraction and processing via the Company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  The primary focus of the segment will be to generate revenue through sales of extraction services and end to end processing services for the conversion of Hemp and Hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the company’s extraction and processing systems.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended March 31,
	2019 (unaudited)	2018
Revenues
Direct selling	$33,420	$35,311
Commercial coffee	22,813	7,683
Commercial hemp	67	-
Total revenues	$56,300	$42,994
Gross profit
Direct selling	$22,755	$24,735
Commercial coffee	4,067	277
Commercial hemp	27	-
Total gross profit	$26,849	$25,012
Operating income (loss)		-
Direct selling	$(12,309)	$781
Commercial coffee	884	(757)
Commercial hemp	(516)	-
Total operating income (loss)	$(11,941)	$24
Net income (loss)
Direct selling	$(13,377)	$(591)
Commercial coffee	1,633	(1,717)
Commercial hemp	(516)	-
Total net loss	$(12,260)	$(2,308)
Capital expenditures
Direct selling	$17	$87
Commercial coffee	2,572	679
Commercial hemp	1,384	-
Total capital expenditures	$3,973	$766

	As of
	March 31, 2019 (unaudited)	December 31, 2018
Total assets
Direct selling	$45,011	$38,947
Commercial coffee	78,148	37,026
Commercial hemp	19,838	-
Total assets	$142,997	$75,973

Total tangible assets, net located outside the United States were approximately $7.3 million and $6.2 million as of March 31, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For the three months ended March 31, 2019 and 2018, approximately 10% and 13%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended March 31,
	2019 (unaudited)	2018
Revenues
United States	$50,890	$37,393
International	5,410	5,601
Total revenues	$56,300	$42,994

Note 12.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to Youngevity International, Inc. or collectively to Youngevity International, Inc. and its subsidiaries.

Overview

We operate in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where products are sold directly to businesses and the commercial hemp segment provides end to end extraction and processing via our proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

In the direct selling segment, we sell health and wellness products on a global basis and offer a wide range of products through an international direct selling network of independent distributors. Our multiple independent selling forces sell a variety of products through friend-to-friend marketing and social networking.

We also engage in the commercial sale of coffee. We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. CLR is also in the process of expanding its capabilities in Nicaragua by constructing a large processing mill. The plantation, the dry-processing facilities and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field to cup.

In the commercial hemp segment, we are engaged in the CBD hemp extraction technology and equipment business. We develop, manufacture and sell equipment and related services to clients which enable them to extract CBD oils from hemp stock.

We conduct our operations primarily in the United States. For the three months ended March 31, 2019 and 2018, approximately 90% and 87%, respectively, of our revenues were derived from sales within the United States.

Recent Events

New Acquisitions During the three months ended March 31, 2019

New Acquisitions - Khrysos Global, Inc.

On February 12, 2019, we and Khrysos Industries, Inc., a Delaware corporation our wholly owned subsidiary of (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets (the “Assets”) of KGI and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). Seller, INXL and INXH provides end to end extraction and processing via the company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  Additionally, the company offers various rental, sales, and service programs of the company’s extraction and processing systems.

The consideration payable for the assets and the equity of KGI, INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Sellers and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of our common stock which have a value of $14,000,000 for the purposes of the AEPA or $12.649.000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, Seller, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

In addition, we agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of our common stock and the approval of The Nasdaq Stock Market (collectively, the “Contingent Consideration Warrants”) consisting of six (6) six-year warrants, to purchase 500,000 shares of common stock each, for an aggregate of 3,000,000 shares of common stock at an exercise price of $10 per share exercisable upon reaching certain levels of cumulative revenue or cumulative net income before taxes by the business during the any of the years ending December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

The AEPA contains customary representations, warranties and covenants of Youngevity, KII, the Seller, LD and the Representing Party. Subject to certain customary limitations, the Seller, LD and the Representing Party have agreed to indemnify us and KII against certain losses related to, among other things, breaches of the Seller’s, LD’s and the Representing Party’s representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the AEPA.

On February 28, 2019, KII purchased a 45-acre tract of land in Groveland, Florida, in central Florida, which KII intends to build a R&D facility, greenhouse and allocate a portion for farming.

Overview of Significant Events

At-the-Market Equity Offering Program

On January 7, 2019, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which we may sell from time to time, at its option, shares of our common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of our common stock. We are not obligated to make any sales of common stock under the ATM Agreement and we cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. We will pay the Sales Agent 3.0% commission of the gross sales proceeds. During the three months ended March 31, 2019, the Company sold a total of 1,000 shares of common stock under the ATM Agreement for an aggregate purchase price of $6.6118 pursuant to the ATM Agreement.

Cross-Marketing Agreement

On January 10, 2019, we entered into an exclusive cross-marketing agreement with Icelandic Glacial™ an Iceland based spring water drinking water company and is now available for customers to purchase.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of March 31, 2019, the Company has made deposits of $2,250,000 towards the Mill, which is included in construction in process in property and equipment, net on the Company’s consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increases the CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. We issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of our common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.50 per share.

Stock Offering

On February 6, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of our common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to us were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of our common stock, par value $0.001 per share, and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

Convertible Notes

On February 15, 2019 and on March 10, 2019, the Company closed its first and second tranches of its 2019 January Private Placement debt offering, respectively, pursuant to which the Company offered for sale a minimum of notes in the principal amount of a minimum of $100,000 and a maximum of notes in the principal amount $10,000,000 (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirteen (13) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,440,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,440,000 and an aggregate of 48,800 shares of common stock. The placement agent will receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Promissory Notes

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues

For the three months ended March 31, 2019, our revenues increased 30.9% to $56,300,000 as compared to $42,994,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we derived approximately 59% of our revenue from our direct selling sales and approximately 41% of our revenue from our commercial coffee sales. For the three months ended March 31, 2019, direct selling segment revenues decreased by $1,891,000 or 5.4% to $33,420,000 as compared to $35,311,000 for the three months ended March 31, 2018. This decrease was primarily attributed to revenues from new acquisitions of $421,000, offset by a decrease of $2,333,000 in revenues from existing business. The decrease in direct selling revenues was also attributable to a general decline in net sales, primarily in North America and in Taiwan. For the three months ended March 31, 2019, commercial coffee segment revenues increased by $15,130,000 or 196.9% to $22,813,000 as compared to $7,683,000 for the three months ended March 31, 2018. This increase was primarily attributed to increased revenues from our new green coffee contract that CLR recently signed for approximately $250 million over 5 years. Our new commercial hemp segment recorded $67,000 in revenues related to the acquisition of Khrysos which closed on February 15, 2019.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended March 31,		Percentage
Segment Revenues	2019	2018	Change
Direct selling	$33,420	$35,311	(5.4)%
As a % of Revenue	59%	82%	(23.0)%
Commercial coffee	22,813	7,683	196.9%
As a % of Revenue	41%	18%	23.0%
Commercial hemp	67	-	n/a
As a % of Revenue	-	-	n/a
Total Revenues	$56,300	$42,994	30.9%

Cost of Revenues

For the three months ended March 31, 2019, overall cost of revenues increased approximately 63.8% to $29,451,000 as compared to $17,982,000 for the three months ended March 31, 2018. The direct selling segment cost of revenues increased 0.8% to $10,665,000 when compared to $10,576,000 for the same period last year, primarily due to product sales mix and an increase in non-cash equity-based compensation expense of $74,000. The commercial coffee segment cost of revenues increased 153.1% to $18,746,000 when compared to $7,406,000 for the same period last year. This was primarily attributable to the increase in revenues related to the green coffee business discussed above. The commercial hemp segment cost of revenues was $40,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended March 31, 2019, gross profit increased approximately 7.3% to $26,849,000 as compared to $25,012,000 for the three months ended March 31, 2018. Overall gross profit as a percentage of revenues decreased to 47.7%, compared to 58.2% in the same period last year, primarily due to the increased revenues in the commercial coffee segment.

Gross profit in the direct selling segment decreased by 8.0% to $22,755,000 from $24,735,000 in the prior period primarily as a result of the decrease in revenues and the higher cost of sales discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 1.9% to 68.1% for the three months ended March 31, 2019, compared to 70.0% in the same period last year.

Gross profit in the commercial coffee segment increased to $4,067,000 compared to $277,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to the increase in revenues from our new green coffee contract discussed above. Gross profit as a percentage of revenues in the commercial coffee segment increased to 17.8% for the three months ended March 31, 2019, compared to 3.6% in the same period last year.

Gross Profit in the commercial hemp segment was $27,000 related to the acquisition of Khrysos which closed on February 15, 2019.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	Three Months Ended March 31,		Percentage
Segment Gross Profit	2019	2018	Change
Direct selling	$22,755	$24,735	(8.0)%
Gross Profit % of Revenues	68.1%	70.0%	(1.9)%
Commercial coffee	4,067	277	1,368.2%
Gross Profit % of Revenues	17.8%	3.6%	14.2%
Commercial hemp	27	-	n/a
Gross Profit % of Revenues	40.3%	0%	n/a
Total	$26,849	$25,012	7.3%
Gross Profit % of Revenues	47.7%	58.2%	(10.5)%

Operating Expenses

For the three months ended March 31, 2019, our operating expenses increased 55.2% to $38,790,000 as compared to $24,988,000 for the three months ended March 31, 2018. This increase included an increase of $12,892,000 in non-cash equity-based compensation expense (see note 10).

For the three months ended March 31, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased 4.4% to $14,890,000 from $15,578,000 for the three months ended March 31, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 44.6% for the three months ended March 31, 2019 as compared to 44.1% for the three months ended March 31, 2018.

For the three months ended March 31, 2019, total sales and marketing expense increased 14.9% to $4,019,000 from $3,499,000 for the three months ended March 31, 2018. This increase included an increase of $471,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, the increase in sales and marketing expense would have been 1.4%.

In the direct selling segment, sales and marketing expense increased by 12.8% to $3,715,000 in the current quarter from $3,292,000 for the same period last year. This increase included an increase of $471,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, sales and marketing expense would have decreased by 1.5%. In the commercial coffee segment, sales and marketing costs increased by $84,000 to $291,000 in the current quarter compared to the same period last year, primarily due to increased advertising costs and compensation expense. Sales and marketing expense was $13,000 in the commercial hemp segment.

For the three months ended March 31, 2019, total general and administrative expense increased 236.3% to $19,881,000 from $5,911,000 for the three months ended March 31, 2018. This increase included an increase of $12,421,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, the increase in general and administration expense would have been 27.2%.

In the direct selling segment, general and administrative expense increased by 223.7% to $16,459,000 in the current quarter from $5,084,000 for the same period last year. This increase included an increase of $10,995,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, general and administrative expense would have increased by 7.7%. This increase was primarily due to an increase in accounting and legal fees. In addition, there was no contingent liability revaluation adjustment in the current quarter compared to a reduction in expense of $213,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by $2,065,000 or 249.7% to $2,892,000 in the current quarter compared to $827,000 in the same period last year. This increase included an increase of $1,425,000 in equity-based compensation expense. Excluding the increase in stock-based compensation expense, general and administration expense in the commercial coffee segment would have increased by 77.4%. This was primarily due to an increase in wages, incentives, warehouse storage costs, workers’ compensation costs and profit-sharing expense of $243,000, compared to a profit-sharing benefit of $223,000 in the same period last year. General and administrative expense was $530,000 in the commercial hemp segment, mostly related to wages, supplies and general office costs.

Operating Income (Loss)

For the three months ended March 31, 2019, the Company reported an operating loss of $11,941,000 as compared to an operating income of $24,000 for the three months ended March 31, 2018. This was primarily due to the increase of $12,966,000 in non-cash equity-based compensation expense discussed above. Excluding the increase in equity-based compensation expense, the Company would have reported an operating income of $951,000 in the current quarter.

Total Other Expense

For the three months ended March 31, 2019, total other expense decreased by $2,061,000 to $21,000 as compared to other expense of $2,082,000 for the three months ended March 31, 2018. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense decreased by $205,000 for the three months ended March 31, 2019 to $1,507,000, compared to $1,712,000 for the three months ended March 31, 2018.

Change in fair value of derivative liabilities increased by $774,000 for the three months ended March 31, 2019 to $1,486,000 in other income compared to $712,000 for the three months ended March 31, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 7 & 8, to the condensed consolidated financial statements).

For the three months ended March 31, 2018, we recorded a non-cash extinguishment loss on debt of $1,082,000 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represented the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion. There was no loss on debt extinguishment in the current quarter. (See Note 6, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $73,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of $298,000 which is our estimated federal, state and foreign income tax expense for the three months ended March 31, 2019. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended March 31, 2019, the Company reported a net loss of $12,260,000 as compared to net loss of $2,308,000 for the three months ended March 31, 2018. The primary reason for the increase in net loss when compared to the prior period was due to the increase in operating loss of $11,965,000, and increase in income taxes of $48,000, offset by the increase in other income of $2,061,000. The primary reason for the increase in operating loss was the increase of $12,966,000 in non-cash equity-based compensation expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of equity-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased 58.4% to $2,407,000 for the three months ended March 31, 2019 compared to $1,520,000 in the same period for the prior year.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, equity-based compensation expense and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three months ended March 31, 2019 and 2018 is included in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,260)	$(2,308)
Add/Subtract:
Interest, net	1,507	1,712
Income tax provision	298	250
Depreciation	475	432
Amortization	670	827
EBITDA	(9,310)	913
Add/Subtract:
Equity-based compensation	13,203	237
Change in the fair value of derivatives	(1,486)	(712)
Extinguishment loss on debt	-	1,082
Adjusted EBITDA	$2,407	$1,520

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2019 we had cash and cash equivalents of approximately $2,540,000 as compared to cash and cash equivalents of $2,879,000 as of December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2019 was $4,831,000 as compared to net cash used in operating activities of $1,427,000 for the three months ended March 31, 2018. Net cash used in operating activities consisted of a net loss of $12,260,000, $6,072,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $13,501,000.

Net non-cash operating expenses included $1,145,000 in depreciation and amortization, $11,344,000 in stock-based compensation expense, $1,859,000 in stock and warrant issuance costs, $199,000 in amortization of debt discounts, $281,000 in stock issuance cost related to true-up shares and $159,000 in increase in inventory reserves, offset by $1,486,000 related to the change in fair value of warrant derivative liability.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in accounts receivable of $17,292,000, inventory of $23,924,000, prepaid expenses and other current assets of $111,000 and deferred revenues of $44,000. Increases in working capital primarily related to changes in accounts payable of $13,977,000, accrued distributor compensation of $854,000, and increases in accrued expenses and other liabilities of $20,468,000.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2019 was $2,716,000 as compared to net cash used in investing activities of $156,000 for the three months ended March 31, 2018. Net cash used in investing activities consisted of $1,350,000 in payments made towards the construction of a large mill in Nicaragua, $500,000 in cash paid related to the acquisition of Khrysos, offset by cash acquired of $75,000 and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities was $7,106,000 for the three months ended March 31, 2019 as compared to net cash provided by financing activities of $3,762,000 for the three months ended March 31, 2018.

Net cash provided by financing activities consisted of net proceeds of $6,023,000 from issuance of equity and convertible notes, $1,451,000 from the issuance of common stock from the at-the-market offering including exercise of stock options and warrants, net. Net proceeds from line of credit of $176,000, offset by $35,000 in payments to reduce notes payable, $128,000 in payments related to contingent acquisition debt, $368,000 in payments related to capital lease financing obligations and $11,000 in dividends paid.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant losses during the three months ended March 31, 2019 of $12,260,000 and $2,308,000 for the three months ended March 31, 2018. Net cash used in operating activities was $4,831,000 for the three months ended March 31, 2019 compared to net cash used in operating activities of $1,427,000 for the three months ended March 31, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

During the quarter ended March 31, 2019, our operations did not generate sufficient cash to meet our operating needs and we supplemented the revenue generated from operations with cash proceeds of debt and equity offerings. We raised additional capital through equity and convertible notes offerings during the current quarter and we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. However, despite such actions, we do not believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We are also considering additional alternatives, including, but not limited to equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

We anticipate revenues to continue to grow and we intend to make necessary cost reductions and reduce non-essential expenses.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

There were no material changes from those disclosed in our most recent annual report.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations in Nicaragua. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, although we have made improvements, our disclosure controls and procedures were still not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2019. We are in the process of updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K as filed with the SEC on April 15, 2019, and all of the information contained in our public filings before deciding whether to purchase our common stock. The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K as filed with the SEC on April 15, 2019. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K as filed with the SEC on April 15, 2019.

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying condensed consolidated financial statements as of March 31, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant losses during the three months ended March 31, 2019 of $11,666,000. Net cash used in operating activities was $4,831,000 for the three months ended March 31, 2019 compared to net cash used in operating activities of $1,427,000 for the three months ended March 31, 2018. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of March 31, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of our common stock that were not registered under the Securities Act have been previously disclosed in our filings with the Securities and Exchange Commission except for the sales of unregistered securities set forth below during the three months ended March 31, 2019;

On March 10, 2019, we closed our second tranches of its 2019 January Private Placement debt offering pursuant to which we entered into subscription agreements with thirteen (8) accredited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $540,000 from thirteen (8) accredited investors that had a substantial pre-existing relationship with us and we issued to such investors notes in the aggregate principal amount of $540,000 and an aggregate of 10,800 shares of common stock. The placement agent received 12,200 shares of common stock in aggregate for the first and second tranches. Each note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

On March 13, 2019, we determined that three of the investors of our August 2018 Private Placement became eligible to receive additional shares of our common stock as it was referred to in their respective Purchase Agreement as True-up Shares. Total number of additional shares issued to those three investors is 44,599 shares of restricted shares of our common stock. We issued the shares of our common stock in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors when they engaged in the August 2018 Private Placement with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

On March 18, 2019, we entered into a two-year Secured Promissory Note with two (2) accredited investors that had a substantial pre-existing relationship with us pursuant to which we raised cash proceeds of $2,000,000 and issued 20,000 shares of our common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report:

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1
At the Market Offering Agreement dated January 7, 2019, by and between Youngevity International, Inc. and The Benchmark Company, LLC incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2019 (File No. 001-38116)

4.1	Form of Investor Warrant incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-38116)
4.2	Form of Contingent Warrant incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-38116)
4.3	Form of Contingent Warrant #2 incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-38116)
4.4	Form of 6% Convertible Notes incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2019 (File No. 001-38116)
4.5
Second Amended and Restated 2012 Stock Option Plan incorporated by reference to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 16, 2019 (File No. 001-38116

10.2
Exclusive Agreement with Icelandic Water Holdings hf. dated January 10, 2019 incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2019(File No. 001-38116)

10.3
CLR Siles Mill Construction Agreement dated January 15, 2019 incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2019 (File No. 001-38116)
Securities Purchase Agreement dated February 6, 2019, with Daniel Mangless incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-38116)

10.4
Asset and Equity Purchase Agreement by and between Youngevity International, Inc., Khrysos Industries, Inc., Khrysos Global, Inc., INX Holdings, LLC, Leigh Dundore and Dwayne Dundore incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-38116)

10.5
Form of Subscription Agreement to purchase 6% Convertible Notes incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2019 (File No. 001-38116)

10.6
Security Agreement between Youngevity International, Inc. and investors incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2019 (File No. 001-38116)

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: May 20, 2019	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)