Form 10-Q
period 2019-06-30
Youngevity International, Inc.
filed 2019-08-14
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the issuer had 30,081,040 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$2,088	$2,879
Accounts receivable, trade	36,863	4,028
Income tax receivable	231	74
Inventory	24,797	21,776
Advances (Note 1)	-	5,000
Notes receivable (Note 1)	5,097	-
Prepaid expenses and other current assets	5,686	5,263
Total current assets	74,762	39,020

Property and equipment, net	21,249	15,105
Operating lease right-of-use assets	5,481	-
Deferred tax assets	75	148
Intangible assets, net	23,332	15,377
Goodwill	10,676	6,323
Other assets – notes receivable	949	-
Total assets	$136,524	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,061	$8,478
Accrued distributor compensation	3,740	3,289
Accrued expenses	9,259	6,582
Deferred revenues	2,260	2,312
Line of credit	2,002	2,256
Other current liabilities	983	1,912
Operating lease liabilities, current portion	772	-
Finance lease liabilities, current portion	1,103	1,168
Notes payable, current portion	159	141
Convertible notes payable, current portion	716	647
Warrant derivative liability	4,969	9,216
Contingent acquisition debt, current portion	695	795
Total current liabilities	60,719	36,796

Operating lease liabilities, net of current portion	4,708	-
Finance lease liabilities, net of current portion	778	1,107
Notes payable, net of current portion	10,525	7,629
Convertible notes payable, net of current portion	2,358	-
Contingent acquisition debt, net of current portion	6,898	7,466
Total liabilities	85,986	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A – 161,135 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at June 30, 2019 and December 31, 2018; $1.254 million liquidation preference as of June 30, 2019.	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 29,316,445 and 25,760,708 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	29	26
Additional paid-in capital	246,584	206,757
Accumulated deficit	(196,070)	(183,763)
Accumulated other comprehensive loss	(5)	(45)
Total stockholders’ equity	50,538	22,975
Total Liabilities and Stockholders’ Equity	$136,524	$75,973

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$53,687	$44,255	$109,987	$87,249
Cost of revenues	27,765	18,873	57,216	36,855
Gross profit	25,922	25,382	52,771	50,394
Operating expenses
Distributor compensation	14,497	16,487	29,387	32,065
Sales and marketing	2,786	3,076	6,805	6,575
General and administrative	8,251	5,166	28,132	11,077
Total operating expenses	25,534	24,729	64,324	49,717
Operating income (loss)	388	653	(11,553)	677
Interest expense, net	(1,062)	(1,549)	(2,569)	(3,261)
Change in fair value of warrant derivative liability	401	192	1,887	904
Extinguishment loss on debt	-	-	-	(1,082)
Total other expense	(661)	(1,357)	(682)	(3,439)
Loss before income taxes	(273)	(704)	(12,235)	(2,762)
Income tax (benefit) provision	(226)	(90)	72	160
Net loss	(47)	(614)	(12,307)	(2,922)
Preferred stock dividends	(28)	(42)	(42)	(45)
Net loss attributable to common stockholders	$(75)	$(656)	$(12,349)	$(2,967)

Net loss per share, basic	$(0.00)	$(0.03)	$(0.44)	$(0.14)
Net loss per share, diluted (Note 2)	$(0.02)	$(0.03)	$(0.48)	$(0.14)

Weighted average shares outstanding, basic	29,133,150	21,506,833	28,359,660	20,630,383
Weighted average shares outstanding, diluted	29,357,347	21,506,833	28,700,295	20,630,383

 See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(47)	$(614)	$(12,307)	$(2,922)
Foreign currency translation	(62)	28	40	229
Total other comprehensive income (loss)	(62)	28	40	229
Comprehensive loss	$(109)	$(586)	$(12,267)	$(2,693)

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Three Months Ended June 30, 2019
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2019	161,135	$-	129,437	$-	28,890,671	$29	$243,555	$57	$(196,023)	$47,618
Net loss	-	-	-	-	-	-	-	-	(47)	(47)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(62)	-	(62)
Issuance of common stock from exercise of stock options and warrants, net	-	-	-	-	64,524	-	293	-	-	293
Issuance of common stock for services	-	-	-	-	100,000	-	571	-	-	571
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	250,000	-	1,375	-	-	1,375
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	11,250	-	135	-	-	135
Warrant issued upon vesting for services	-	-	-	-	-	-	270	-	-	270
Dividends on preferred stock	-	-	-	-	-	-	(28)	-	-	(28)
Stock based compensation expense	-	-	-	-	-	-	413	-	-	413
Balance at June 30, 2019	161,135	$-	129,437	$-	29,316,445	$29	$246,584	$(5)	$(196,070)	$50,538

	Six Months Ended June 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	(12,307)	(12,307)
Foreign currency translation adjustment	-	-	-	-	-	-	-	40	-	40
Issuance of common stock from at-the-market offering and exercise of stock options and warrants, net	-	-	-	-	374,160	1	1,747	-	-	1,748
Issuance of common stock for services	-	-	-	-	175,000	-	988	-	-	988
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	505,000	-	3,125	-	-	3,125
Issuance of common stock for acquisition of Khrysos	-	-	-	-	1,794,972	1	12,649	-	-	12,650
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock for true-up shares	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	72,250	-	428	-	-	428
Issuance of common stock related to purchase of land - H&H	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock related to purchase of trademark - H&H	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	295,910	1	2,308	-	-	2,309
Release of warrant liability upon exercise of warrants	-	-	-	-	-	-	866	-	-	866
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	1,494	-	-	1,494
Warrant issued upon vesting for services	-	-	-	-	-	-	1,926	-	-	1,926
Dividends on preferred stock	-	-	-	-	-	-	(42)	-	-	(42)
Stock based compensation expense	-	-	-	-	-	-	11,757	-	-	11,757
Balance at June 30, 2019	161,135	$-	129,437	$-	29,316,445	$29	$246,584	$(5)	$(196,070)	$50,538

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Three Months Ended June 30, 2018
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2018	161,135	-	381,173	-	21,305,755	21	181,501	(80)	(166,001)	15,441
Net loss	-	-	-	-	-	-	-	-	(614)	(614)
Foreign currency translation adjustment	-	-	-	-	-	-	-	28	-	28
Issuance of common stock for services	-	-	-	-	125,000	-	518	-	-	518
Issuance of common stock for conversion of Series B preferred stock	-	-	(52,632)	-	105,264	1	-	-	-	1
Warrant modification	-	-	-	-	-	-	283	-	-	283
Dividends on preferred stock	-	-	-	-	-	-	(42)	-	-	(42)
Stock based compensation expense	-	-	-	-	-	-	215	-	-	215
Balance at June 30, 2018	161,135	$-	328,541	$-	21,536,019	$22	$182,475	$(52)	$(166,615)	$15,830

	Six Months Ended June 30, 2018
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	161,135	-	-	-	19,723,285	20	171,405	(281)	(163,693)	7,451
Net loss	-	-	-	-	-	-	-	-	(2,922)	(2,922)
Foreign currency translation adjustment	-	-	-	-	-	-	-	229	-	229
Issuance of Series B preferred stock, net of issuance cost	-	-	381,173	-	-	-	3,289	-	-	3,289
Issuance of common stock pursuant to the exercise of stock options and warrants	-	-	-	-	437	-	2	-	-	2
Issuance of common stock for services	-	-	-	-	130,000	-	545	-	-	545
Issuance of common stock for conversion of Series B preferred stock	-	-	(52,632)	-	105,264	1	-	-	-	1
Issuance of common stock for conversion of Notes – 2017 Notes	-	-	-	-	1,577,033	1	6,544	-	-	6,545
Warrant modification	-	-	-	-	-	-	283	-	-	283
Dividends on preferred stock	-	-	-	-	-	-	(45)	-	-	(45)
Stock based compensation expense	-	-	-	-	-	-	452	-	-	452
Balance at June 30, 2018	161,135	$-	328,541	$-	21,536,019	$22	$182,475	$(52)	$(166,615)	$15,830

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(12,307)	$(2,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333	2,594
Stock-based compensation expense	11,757	452
Amortization of debt discounts and issuance costs	534	844
Equity issuance costs for services	2,541	98
Change in fair value of warrant derivative liability	(1,887)	(904)
Change in fair value of contingent acquisition debt	(433)	(1,459)
Extinguishment loss on debt	-	1,082
Change in inventory reserve	159	(700)
Stock issuance for true-up shares	281	-
Deferred taxes	73	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(32,526)	(2,440)
Inventory	(1,916)	(94)
Prepaid expenses and other current assets	(844)	(585)
Accounts payable	25,254	(1,135)
Accrued distributor compensation	451	(14)
Deferred revenues	(52)	1,502
Accrued expenses and other liabilities	1,358	1,958
Income taxes receivable	(157)	(90)
Net Cash Used in Operating Activities	(5,381)	(1,676)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	(50)
Purchases of property and equipment	(3,269)	(160)
Net Cash Used in Investing Activities	(3,694)	(210)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	-	3,289
Proceeds from private placement of common stock, net of offering costs	2,684	-
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,748	3
Payments net of repayment on line of credit	(254)	(894)
Payments of notes payable	(68)	(94)
Payments of contingent acquisition debt	(235)	(78)
Payments of finance leases	(734)	(542)
Payments of dividends	(22)	-
Net Cash Provided by Financing Activities	8,244	1,684
Foreign Currency Effect on Cash	40	229
Net (decrease) increase in cash and cash equivalents	(791)	27
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$2,088	$700

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,858	$2,427
Income taxes	$148	$30

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$680
Purchases of property and equipment funded by mortgage agreements	$450	$-
Fair value of stock issued for services (Note 10)	$988	$545
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-
Change in warrant derivative liability to equity classification, warrant modification	$-	$284
Dividends declared but not paid at the end of period (Note 10)	$25	$39
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$1,877
Conversion of 2017 Notes to Common Stock	$-	$7,254

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

The statements presented as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019. The results for interim periods are not necessarily indicative of the results for the entire year.

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

●	Commercial coffee business is operated through CLR Roasters LLC (“CLR”) and its wholly owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).
●
Commercial hemp business is operated through the Company’s wholly owned subsidiary, Khrysos Industries, Inc., a Delaware corporation. Khrysos Industries, Inc. acquired the assets of Khrysos Global Inc. a Florida corporation in February 2019 and the wholly-owned subsidiaries of Khrysos Global Inc., INXL Laboratories, Inc., a Florida corporation and INX Holdings, Inc., a Florida corporation.

Segment Information

The Company has three reportable segments: direct selling, commercial coffee, and commercial hemp. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is a coffee roasting and distribution company specializing in gourmet coffee. The determination that the Company has three reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”  During the three months ended June 30, 2019, the Company derived approximately 59.8% of its revenue from its direct selling segment and approximately 39.7% of its revenue from its commercial coffee segment and 0.5% from the commercial hemp segment. During the three months ended June 30, 2018, the Company had two reportable segments and derived approximately 83% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee segment.

During the six months ended June 30, 2019, the Company derived approximately 59.6% of its revenue from its direct selling segment and approximately 40.1% of its revenue from its commercial coffee segment and 0.3% from the commercial hemp segment. During the six months ended June 30, 2018, the Company had two reportable segments and derived approximately 83% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the six months ended June 30, 2019 and 2018 of approximately $12,307,000 and $2,922,000, respectively. Net cash used in operating activities was approximately $5,381,000 and $1,676,000 for the six months ended June 30, 2019 and 2018, respectively. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that revenues will grow, and it intends to make necessary cost reductions related to international operations that are not performing well and reduce non-essential expenses.

The Company is also considering multiple other fund-raising alternatives.

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. (See Note 6, below)

Between February 2019 and May 2019, the Company closed four tranches of its current 2019 January Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company received aggregate gross proceeds of $2,890,000 and issued the 2019 PIPE Notes in the aggregate principal amount of $2,890,000. (See Note 7, below)

On February 6, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and a 3-year warrant priced at $10.00 per share convertible into 100,000 shares of the Company’s common stock upon exercise. No cash commissions were paid.

On January 7, 2019, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. The Company will pay the Sales Agent 3.0% commission of the gross sales proceeds. In February 2019, the Company sold a total of 1,000 shares of common stock under the ATM Agreement for an aggregate purchase price of $6.6118 pursuant to the ATM Agreement. The Company did not use the ATM Agreement during the three months ended June 30, 2019.

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

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases of approximately $103,000 and $63,000 from WVNP Inc., for the three months ended June 30, 2019 and 2018, respectively, and $111,000 and $117,000 for the six months ended June 30, 2019 and 2018, respectively.

Carl Grover

Carl Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares. On December 13, 2018, CLR, entered into a Credit Agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). The Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. (See Note 6 below.)

On July 31, 2019, Mr. Grover acquired 600,242 shares of the Company's common stock, $0.001 par value, upon the partial exercise at $4.60 per share of a July 31, 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received $2,761,113 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 31, 2014 warrant held by him to December 15, 2020 with respect to 182,366 shares of common stock remaining for exercise thereunder.

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

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The current interest rate as of June 30, 2019 was 8.0%. The lender will adjust the interest rate on the first calendar day of each change period or calendar quarter. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of June 30, 2019, the balance on the long-term mortgage is approximately $3,180,000 and the balance on the promissory note is zero.

Other Relationship Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

The Company’s commercial coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. In March 2014, as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. H&H is a sourcing agent acting on behalf of CLR for purchases of coffee from the producers. In consideration for H&H's sourcing of green coffee, CLR and H&H share in the green coffee profit from operations. H&H made purchases for CLR of approximately $12,641,000 and $3,339,000 for the three months ended June 30, 2019 and 2018, respectively and $30,161,000 and $7,073,000 for the six months ended June 30, 2019 and 2018, respectively.

In addition, CLR sold approximately $14,915,000 and $859,000 for the three months ended June 30, 2019 and 2018, respectively, and $34,941,000 and $3,302,000 for the six months ended June 30, 2019 and 2018, respectively, of green coffee beans to H&H Coffee Group Export Corp., (“H&H Export”) a Florida based company which is affiliated with H&H.

As of June 30, 2019 and December 31, 2018, CLR's accounts payable for vendor related purchases by H&H Export were approximately $24,959,000 and $1,633,000, respectively. As of June 30, 2019 and December 31, 2018, CLR's accounts receivable for customer related revenue by H&H Export were approximately $32,056,000 and $673,000, respectively.  Also, see the section below “Other.”

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez, one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as it relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017 the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of June 30, 2019, the warrant remains outstanding.

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a 5-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  On March 31, 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. The loan is secured by H&H Export’s hedging account with INTL FC Stone, trade receivables, green coffee inventory in the possession of H&H Export and all green coffee contracts. As of June 30, 2019, the $5,097,000 note receivable remains outstanding which includes accrued interest.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward the construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of June 30, 2019, the Company paid $3,350,000 towards construction of a mill, which is included in construction in process within property and equipment, net on the Company's condensed consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR previously engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increases CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. The Company issued 295,910 shares of the Company’s common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.50 per share.

Revenue Recognition

The Company recognizes revenue from product sales when the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied (see Note 3, below).

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

Deferred Revenues and Costs

As of June 30, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,260,000 and $2,312,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events.

Deferred revenues related to Heritage Makers were approximately $2,065,000 and $2,153,000, as of June 30, 2019, and December 31, 2018, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of June 30, 2019 and 2018, the balance in deferred costs was approximately $295,000 and $455,000, respectively, and is included in prepaid expenses and current assets.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $173,000 and $159,000 as of June 30, 2019 and December 31, 2018, respectively, relate primarily to the Company’s 2019 and 2018 events. The Company does not recognize this revenue until the conventions or distributor events occur.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest as of June 30, 2019 and December 31, 2018 are approximately $150,000 and $400,000, respectively, and are included in prepaid expenses and other current assets on the Company’s balance sheets.

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

Litigation

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

Other

Vendor Concentration

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the three months ended June 30, 2019, the Company’s commercial coffee segment made purchases from one vendor, H&H Export, that individually comprised more than 10% of total purchases and in aggregate approximated 90% of total purchases. For the six months ended June 30, 2019, the Company’s commercial coffee segment made purchases from one vendor, H&H Export, that individually comprised more than 10% of total purchases and in aggregate approximated 92% of total purchases.

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the three months ended June 30, 2018, the Company’s commercial coffee segment made purchases from three vendors, H&H Export, Rothfos Corporation and Sixto Packaging that individually comprised more than 10% of total purchases and in aggregate approximated 64% of total purchases. For the six months ended June 30, 2018, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Rothfos Corporation, that individually comprised more than 10% of total purchases and in aggregate approximated 86% of total purchases.

For the three months ended June 30, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 46% of total purchases. For the six months ended June 30, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 41% of total purchases.

For the three months ended June 30, 2018, the Company’s direct selling segment made purchases from three vendors, Global Health Labs, Inc., Purity Supplements and Nutritional Engineering, that individually comprised more than 10% of total purchases and in aggregate approximated 58% of total purchases. For the six months ended June 30, 2018, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total purchases and in aggregate approximated 45% of total purchases.

For the three months ended June 30, 2019, the Company’s hemp segment made purchases from three vendors, Lab1st, Bio Processing Corp., and ADM Labs, that individually comprised more than 10% of total purchases and in aggregate approximated 63% of total purchases. For the six months ended June 30, 2019, the Company’s hemp segment made purchases from two vendors, Lab1st and Bio Processing Corp., that individually comprised more than 10% of total purchases and in aggregate approximated 41% of total purchases.

Customer Concentration

For the three months ended June 30, 2019, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 84% of total revenue. For the six months ended June 30, 2019, the Company’s commercial coffee segment had one customer, H&H Export that individually comprised more than 10% of revenue and in aggregate approximated 79% of total revenue.

For the three months ended June 30, 2018, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 62% of total revenue. For the six months ended June 30, 2018, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 62% of total revenue.

For the three months ended June 30, 2019, the Company’s hemp segment had three customers, Xtraction Services, Air Spec and David Shin that individually comprised more than 10% of revenue and in aggregate approximated 50% of total revenue. For the six months ended June 30, 2019, the Company’s hemp segment had three customers, Xtraction Services, Air Spec and David Shin that individually comprised more than 10% of revenue and in aggregate approximated 54% of total revenue.

The direct selling segment did not have any customers during the three and six months ended June 30, 2019 that comprised more than 10% of revenue.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts as of June 30, 2019, have minimum future purchase commitments of approximately $5,680,000, which are to be delivered in 2019. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay. To date the Company has not incurred such fees.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting. The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Topic 718 is effective for fiscal years beginning after December 15, 2018 and is applied retrospectively. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R.1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Topic 260 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in Topic 260 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted Topic 260, Topic 480 and Topic 815 effective January 1, 2019 and determined that it’s 2018 warrants were to no longer be classified as a derivative, as a result of the adoption and subsequent change in classification of the 2018 warrants, the company reclassed approximately $1,494,000 of warrant derivative liability to equity.

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

Potentially dilutive securities for the three and six months ended June 30, 2019 were 12,731,372. Potentially dilutive securities were 6,560,761 for the three and six months ended June 30, 2018.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three and six months ended June 30, 2019, the Company recorded net of tax gain of $357,000 and $1,478,000, on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share, respectively.

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018

Loss per Share – Basic
Numerator for basic loss per share	$(75,000)	$(656,000)	$(12,349,000)	$(2,967,000)
Denominator for basic loss per share	29,133,150	21,506,833	28,359,660	20,630,383
Loss per common share - basic	$(0.00)	$(0.03)	$(0.44)	$(0.14)

Loss per Share - Diluted
Numerator for basic loss per share	$(75,000)	$(656,000)	$(12,349,000)	$(2,967,000)
Adjust: Fair value of dilutive warrants outstanding	(357,000)	-	(1,478,000)	-
Numerator for dilutive loss per share	$(432,000)	$(656,000)	$(13,827,000)	$(2,967,000)

Denominator for basic loss per share	29,133,150	21,506,833	28,359,660	20,630,383
Adjust: Incremental shares underlying “in the money” warrants outstanding	224,197	-	340,635	-
Denominator for dilutive loss per share	29,357,347	21,506,833	28,700,295	20,630,383
Loss per common share - diluted	$(0.02)	$(0.03)	$(0.48)	$(0.14)

Note 3.  Balance Sheet Account Detail

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Finished goods	$12,602	$11,300
Raw materials	14,622	12,744
Total inventory	27,224	24,044
Reserve for excess and obsolete	(2,427)	(2,268)
Inventory, net	$24,797	$21,776

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows (in thousands):

Leases	Classification	June 30, 2019
		(unaudited)
Assets
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$5,481
Finance lease right-of-use assets	Property, plant and equipment, net at cost, net of Accumulated Depreciation (1)	1,283
Total leased assets		$6,764
Liabilities
Current
Operating	Other Current Liabilities	$772
Finance	Current Portion of Long-term Debt	1,103
Noncurrent
Operating	Non-current Operating Lease Liabilities	4,708
Finance	Long-term Debt, net of current portion	778
Total lease liabilities		$7,361

(1)	Finance lease assets are recorded net of accumulated amortization of approximately $525,000 as of June 30, 2019.

Lease cost is recognized on a straight-line basis over the lease term (in thousands):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2019 (unaudited)	June 30, 2018 (unaudited)	June 30, 2019 (unaudited)	June 30, 2018 (unaudited)
Operating lease cost	SG&A Expenses	$271	$-	$542	$-
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	94	-	190	-
Interest on lease liabilities	Net Interest Expense	34	-	71	-
Net lease cost		$399	$-	$803	$-

As of June 30, 2019, annual scheduled lease payments were as follows (unaudited) (in thousands):

	Operating Leases	Finance Leases
2019	$1,055	$1,213
2020	764	699
2021	657	95
2022	391	15
2023	628	9
Thereafter	3,490	8
Total lease payments	6,985	2,039
Less imputed interest	1,505	158
Present value of lease liabilities	$5,480	$1,881

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

Lease Term and Discount Rate	June 30, 2019 (unaudited)
Weighted-average remaining lease term (years)
Operating leases	5.6
Finance leases	1.98
Weighted-average discount rate
Operating leases	5.5%
Finance leases	9.0%

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

Commercial Coffee - Coffee Roaster

The Company engages in the commercial sale of roasted coffee through its subsidiary CLR, which is sold under a variety of private labels through major national sales outlets and to customers including cruise lines and office coffee service operators, and under its own Café La Rica brand, Josie’s Java House Brand, Javalution brands and Café Cachita as well as through its distributor network within the direct selling segment.

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

Commercial Hemp

The commercial hemp segment provides end to end extraction and processing via the Company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  The primary focus of the segment is to generate revenue through sales of extraction services and end to end processing services for the conversion of Hemp and Hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the Company’s extraction and processing systems.

Segment Revenue

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

The following table summarizes revenue disaggregated by segment (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018

Direct Selling Segment	$32,124	$36,846	$65,544	$72,157
Commercial Coffee - coffee roaster	3,289	2,882	6,069	9,512
Commercial Coffee - green coffee	18,000	4,527	38,033	5,580
Commercial Hemp	274	-	341	-
Total revenue	$53,687	$44,255	$109,987	$87,249

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records contract assets when performance obligations are satisfied prior to invoicing.

Contract liabilities are reflected as deferred revenues in current liabilities on the Company’s condensed consolidated balance sheets and include deferred revenue and customer deposits. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations and are recognized as revenue upon the fulfillment of performance obligations. Contract liabilities are classified as short-term as all performance obligations are expected to be satisfied within the next 12 months.

As of June 30, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,260,000 and $2,312,000, respectively. The Company records deferred revenue related to its direct selling segment which is primarily attributable to the Heritage Makers product line and represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. In addition, deferred revenues include future Company convention and distributor events.

Deferred revenue related to the commercial coffee segment represents deposits on customer orders that have not yet been completed and shipped. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement FOB shipping point. (See Note 1, above.)

Of the deferred revenue from the year ended December 31, 2018, the Company recognized revenue of approximately $341,000 and $732,000 from the Heritage Makers product line during the three and six months ended June 30. 2019, respectively. There was no other deferred revenue recognized in direct selling segment for the six months ended June 30, 2019.

There were no deferred revenues recognized with the commercial coffees segment and the commercial hemp for the six months ended June 30, 2019.

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

During the six months ended June 30, 2019, the Company entered into one acquisition, which is detailed below. The acquisition was conducted in an effort to expand the Company’s operations into the field of commercial hemp business.

2019 Acquisitions

Khrysos Global, Inc.

On February 12, 2019, the Company and Khrysos Industries, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH collectively acquired by us provide end to end extraction and processing via the company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  Additionally, KII offers various rental, sales, and service programs of KII’s extraction and processing systems.

The consideration payable for the assets of the Seller and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Seller and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a value of $14,000,000 for the purposes of the AEPA or $12,649,000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, we agree to pay the Seller, LD and the Representing Party an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

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

On February 28, 2019, KII purchased a 45-acre tract of land in Groveland, Florida, upon which KII intends to build a R&D facility, greenhouse and allocate a portion for farming.

The Company has estimated fair value (in thousands) at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows (unaudited):

Present value of cash consideration	$1,894
Estimated fair value of common stock issued	12,649
Aggregate purchase price	$14,543

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed in February 2019 (in thousands):
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

The costs related to the acquisition are included in legal and accounting fees and were expensed as incurred.

Revenues included in the consolidated statement of operations for the three and six months ended June 30, 2019 were approximately $274,000 and $341,000, respectively.

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

Intangible assets consist of the following (in thousands):

	June 30, 2019 (unaudited)			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,559	$10,010	$4,549	$14,559	$9,575	$4,984
Trademarks and trade names	9,963	2,209	7,754	7,337	1,781	5,556
Customer relationships	16,028	6,068	9,960	10,398	5,723	4,675
Internally developed software	720	607	113	720	558	162
Non-compete agreement	956	-	956	-	-	-
Intangible assets	$42,226	$18,894	$23,332	$33,014	$17,637	$15,377

Amortization expense related to intangible assets was approximately $586,000 and $857,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was approximately $1,256,000 and $1,692,000 for the six months ended June 30, 2019 and 2018, respectively.

Trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of June 30, 2019 and December 31, 2018, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of June 30, 2019 and December 31, 2018 is approximately $10,676,000 and $6,323,000, respectively. There were no triggering events indicating impairment of goodwill or intangible assets during the six months ended June 30, 2019 and 2018.

Goodwill consists of the following (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Goodwill, commercial hemp	4,353	-
Total goodwill	$10,676	$6,323

Note 6.  Notes Payable and Other Debt

Short-term Debt

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three (3) separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments are comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the Lending Agreements was approximately $504,000 as of December 31, 2018 and was included in other current liabilities on the Company’s balance sheet as of December 31, 2018. In March 2019 the loans were paid in full.

Notes Payable

Promissory Notes

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “8% Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. The Company also issued 20,000 shares of the Company’s common stock par value $0.001 for each $1,000,000 invested and a five-year warrant to purchase 20,000 shares of the Company’s common stock at a price per share of $6.00. The 8% Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

The Company recorded debt discounts of approximately $139,000 related to the fair value of warrants issued in the transaction and $212,000 of transaction issuance costs to be amortized to interest expense over the life of the Notes. As of June 30, 2019, the remaining balance of the debt discounts is approximately $309,000. The Company recorded approximately $42,000 amortization of the debt discounts during the six months ended June 30, 2019 and is recorded as interest expense.

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

The Credit Note accrues interest at eight percent (8%) per annum. All principal and accrued interest under the Credit Note is due and payable on December 12, 2020. The Credit Note contains customary events of default including the Company or Siles failure to pay its obligations, commencing bankruptcy or liquidation proceedings, and breach of representations and warranties. Upon the occurrence of an event of default, the unpaid balance of the principal amount of the Credit Note together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable by Mr. Grover and shall bear interest from the due date until such amounts are paid at the rate of ten percent (10%) per annum. In connection with the Credit Agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share (“Warrant 1”), and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share (“Warrant 2”).

Also in connection with the Credit Note, the Company also entered into an advisory agreement with a third party not affiliated with Mr. Grover, pursuant to which the Company agreed to pay to the advisor a 3% fee on the transaction with Mr. Grover and issued to the advisor (or it’s designees) a four-year warrant to purchase 50,000 shares of the Company’s common stock, exercisable at $6.33 per share.

All fees, warrants and costs paid to Mr. Grover and the advisor and all direct costs incurred by the Company are recognized as a debt discount to the funded Credit Note and are amortized to interest expense using the effective interest method over the term of the Credit Note. The Company recognized an initial debt discount of approximately $1,469,000 related to the initial fair value of warrants issued in the transaction and $175,000 of transaction issuance costs. As of June 30, 2019, the remaining unamortized debt discount is approximately $1,293,000. The Company recognized approximately $321,000 amortization of the debt discount during the six months ended June 30, 2019 which was included in interest expense in the Condensed Consolidated Statements of Operations.

2400 Boswell Mortgage

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years with interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. As of June 30, 2019, the interest rate was 8.0%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of June 30, 2019, the balance on the long-term mortgage is approximately $3,180,000 and the balance on the promissory note is zero.

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid. As of June 30, 2019 and December 31, 2018, the carrying value of the liability was approximately $1,049,000 and $1,071,000, respectively. The interest associated with the note for the three and six months ended June 30, 2019 and 2018 was minimal.

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos, the Company assumed an interest only mortgage in the amount of $350,000, due in September 2021, and bears an interest rate of 8.0%. In addition, the Company assumed a mortgage of approximately $177,000, due in June 2023, and bears an interest rate of 7.0% per annum. As of June 30, 2019, the remaining aggregate mortgage balance is approximately $526,000.

In February 2019, Khrysos purchased a 45-acre tract of land in Groveland, Florida, for $750,000, upon which Khrysos intends to build a R&D facility, greenhouse and allocate a portion for farming. Khrysos paid approximately $303,000 as a down payment and assumed a mortgage of $450,000. The entire balance is due in February 2024 and bears interest at 6.0% per annum. As of June 30, 2019, the remaining mortgage balance is approximately $446,000.

Khrysos Acquisition Liability Payable

In conjunction with the Company’s acquisition of Khrysos, the Company agreed to pay the sellers in cash $2,000,000 towards the AEPA with an initial payment of $500,000 which was paid at closing in February 2019. Thereafter, the sellers are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. As of June 30, 2019, the Company’s remaining liability of $1,500,000 is outstanding and is recorded on the balance sheet in accrued expenses. (See Note 4, above.)

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $85,000 as of June 30, 2019 which mature at various dates through 2023.

Line of Credit - Loan and Security Agreement

On November 16, 2017, CLR entered into a Loan and Security Agreement (“Agreement”) with Crestmark Bank (“Crestmark”) providing for a line of credit related to accounts receivables resulting from sales of certain products that includes borrowings to be advanced against acceptable eligible inventory related to CLR. Effective December 29, 2017, CLR entered into a First Amendment to the Agreement, to include an increase in the maximum overall borrowing to $6,250,000. The loan amount may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of (i) above, plus (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the Agreement.

The Agreement contains certain financial and nonfinancial covenants with which the Company must comply to maintain its borrowing availability and avoid penalties. As of June 30, 2019, the Company is in compliance with all financial and nonfinancial covenants.

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. As of June 30, 2019, the interest rate was 7.5%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

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

The Company’s outstanding line of credit liability related to the Agreement was approximately $2,002,000 as of June 30, 2019 and $2,256,000 as of December 31, 2018.

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

The Company’s contingent acquisition debt as of June 30, 2019 and December 31, 2018 is $7,593,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment. (See Note 9 below.)

Note 7. Convertible Notes Payable

Total convertible notes payable as of June 30, 2019 and December 31, 2018, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
8% Convertible Notes due July and August 2019 (2014 Notes), principal	$750	$750
Debt discounts	(34)	(103)
Carrying value of 2014 Notes	716	647

6% Convertible Notes due February and March 2021 (2019 PIPE Notes), principal	2,890	-
Debt discounts	(532)	-
Carrying value of 2019 PIPE Notes	2,358	-

Total carrying value of convertible notes payable	$3,074	$647

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “2014 Note” or “2014 Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible note in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 Notes bear interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019.

The Company has the right to prepay the 2014 Notes at any time after the one-year anniversary date of the issuance of the 2014 Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The 2014 Notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the 2014 Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the common stock that he owns so long as his personal guaranty is in effect.

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

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of June 30, 2019 and December 31, 2018 the remaining balance of the debt discounts is approximately $31,000 and $94,000, respectively. The Company recorded approximately $63,000 and $238,000 amortization of the debt discounts during the six months ended June 30, 2019 and 2018, and is recorded as interest expense.

With respect to the 2014 Private Placement, the Company paid approximately $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2014 Notes. The unamortized issuance costs recognized with the Debt Exchange was approximately $63,000. As of June 30, 2019 and December 31, 2018 the remaining balance of the issuance costs is approximately $3,000 and $10,000, respectively. The Company recorded approximately $6,000 and $25,000 of the debt discounts amortization during the six months ended June 30, 2019 and 2018, respectively, and is recorded as interest expense.

As of June 30, 2019 and December 31, 2018 the principal amount of $750,000 remains outstanding.

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

January 2019 Private Placement

Between February 15, 2019 and May 23, 2019, the Company closed four tranches of its 2019 January Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount $10,000,000 of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirty (30) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,890,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,890,000 and an aggregate of 57,800 shares of common stock. The placement agent received 14,450 shares of common stock for the closed tranches and can receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $634,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount is being amortized to interest expense over the term of the 2019 PIPE Notes. During the six months ended June 30, 2019 the Company recorded approximately $101,000 of amortization related to the debt discounts.

Note 8. Derivative Liability

The Company recognizes and measures warrants in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in the Company’s private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

Derivative liabilities are recorded at their estimated fair value (see Note 9, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate to are exercised or expire.

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

The Company determined that the liability associated with the 2018 warrants should be remeasured and adjusted to fair value on the date of the change in classification with the offset to be recorded through earnings and then the fair value of the warrants should be reclassified to equity. The Company recorded the change in the fair value of the 2018 warrants as of the date of change in classification on March 11, 2019 to earnings. The fair value of the 2018 warrants as of the date of change in classification, in the amount of $1,494,000 was reclassified from warrant derivative liability to additional paid in capital as a result of the change in classification of the warrants.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $401,000 and a decrease of $192,000 for the three months ended June 30, 2019 and 2018, respectively. The changes to the derivative liability for warrants resulted in a decrease of $1,887,000 and a decrease of $904,000 for the six months ended June 30, 2019 and 2018, respectively.

The estimated fair value of the outstanding warrant liabilities is $4,969,000 and $9,216,000 as of June 30, 2019 and December 31, 2018, respectively.

The estimated fair value of the warrants was computed as of June 30, 2019 and December 31, 2018 using the Monte Carlo option pricing model with the following assumptions:

	June 30, 2019 (unaudited)	December 31, 2018
Stock price volatility	100.4%-106.8%	83.78%-136.76%
Risk-free interest rates	1.87%-2.18%	2.465%-2.577%
Annual dividend yield	0%	0%
Expected life	0.08-1.29 years	0.58-2.76

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at June 30, 2019 (unaudited)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$695	$-	$-	$695
Contingent acquisition debt, less current portion	6,898	-	-	6,898
Warrant derivative liability	4,969	-	-	4,969
Total liabilities	$12,562	$-	$-	$12,562

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$795	$-	$-	$795
Contingent acquisition debt, less current portion	7,466	-	-	7,466
Warrant derivative liability	9,216	-	-	9,216
Total liabilities	$17,477	$-	$-	$17,477

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2018	$9,216
Issuance	-
Adjustments to estimated fair value	(1,887)
Adjustments related to warrant exercises	(866)
Adjustments related to the reclassification of warrants to equity	(1,494)
Balance at June 30, 2019 (unaudited)	$4,969

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2018	$8,261
Liabilities acquired	-
Liabilities settled	(235)
Adjustments to liabilities included in earnings	(433)
Adjustment to purchase price	-
Balance at June 30, 2019 (unaudited)	$7,593

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and six months ended June 30, 2018, the net adjustment tothe fair value of the contingent acquisition debt was a decrease of $1,246,000 and $1,459,000, respectively. During the three and six months ended June 30, 2019, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $433,000 and is included in the Company’s statements of operations in general and administrative expense.

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

Common Stock

As of June 30, 2019 and December 31, 2018 there were 29,316,445 and 25,760,708 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Stock Offering

On February 7, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds were $1,750,000. Consulting fees to the Placement Agent for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and 100,000 three-year warrants expiring in February 2022 priced at $10.00. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued to the selling agent to be $324,000 at the time of issuance as direct issuance costs and recorded in equity. No cash commissions were paid.

On June 17, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock, par value $0.001 per share, at an offering price of $5.50 per share. The proceeds were $1,375,000. The Company did not pay consulting fees in this transaction.

Between February 15, 2019 and May 23, 2019, the Company closed its fourth tranche of its 2019 January Private Placement debt offering, pursuant to which the Company offered for up to a maximum of $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving in addition to a 2019 PIPE Notes, 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirty (30) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $2,890,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,890,000 and an aggregate of 57,800 shares of common stock. The placement agent received 14,450 shares of common stock for the closed tranches and can receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

On March 18, 2019, the Company issued 8% Notes to two accredited investors that the Company had a substantial pre-existing relationship with and from whom the Company raised cash proceeds in the aggregate of $2,000,000. In addition to the 8% Notes, the Company issued 20,000 shares of common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00. The 8% Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The Company issued an aggregate of 40,000 shares of common stock and warrants to purchase an aggregate of 40,000 shares of common stock with the 8% Notes in the principal amount of $2,000,000.

Issuance of additional common shares and repricing of warrants related to 2018 Private Placement

On March 13, 2019, the Company determined that three of the investors of the Company’s August 2018 Private Placement became eligible to receive additional shares of the Company’s common stock as it was referred to in their respective Purchase Agreement as True-up Shares. Total number of additional shares issued to those three investors was 44,599 shares of the Company’s common stock, par value $0.001. In addition, the exercise price of the warrants issued at their respective closings is reset pursuant to the terms of the warrants to exercise prices ranging from $4.06 to $4.44 from the exercise price at issuance of $4.75.

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2019, and December 31, 2018 and accrued dividends of approximately $143,000 and $137,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of 0.10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

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

The Company has 129,437 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2019 and December 31, 2018. The holders of the Series B Convertible Preferred Stock are entitled to receive cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. As of June 30, 2019 and December 31, 2018 accrued dividends were approximately $24,000 and $11,000, respectively.

Series C Preferred Stock

Between August 17, 2018 and October 4, 2018, the Company closed three tranches of its Series C Offering, pursuant to which the Company sold 697,363 shares of Series C Convertible Preferred Stock at an offering price of $9.50 per share and agreed to issue two-year warrants (the “Preferred Warrants”) to purchase up to 1,394,726 shares of the Company’s common stock at an exercise price of $4.75 per share to Series C Preferred holders that voluntarily convert their shares of Series C Preferred Stock to the Company’s common stock within two-years from the issuance date. Each share of Series C Convertible Preferred Stock was initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and was automatically convertible into two (2) shares of common stock on its two-year anniversary of issuance.

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

Pursuant to the Certificate of Designation, the Company agreed to pay cumulative dividends on the Series C Convertible Preferred Stock from the date of original issue at a rate of 6.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. In 2018 a total of approximately $51,000 of dividends was paid to the holders of the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranked senior to the Company’s outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series C Convertible Preferred Stock had no voting rights.

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

The Series C Preferred Stock was automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption was outside of the Company’s control, the Series C Preferred Stock was classified in temporary equity at issuance. All of the Series C Preferred shares were converted to common stock during 2018 and the Company has issued 1,394,726 warrants. As of June 30, 2019 and December 31, 2018, no shares of Series C Convertible Preferred Stock remain outstanding.

Advisory Agreements

The Company records the fair value of common stock and warrants issued in conjunction with investor relations advisory service agreements based on the closing stock price of the Company’s common stock on the measurement date. The fair value of the stock issued is recorded through equity and prepaid advisory fees and amortized over the life of the service agreement.

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

The stock issuance expense associated with the amortization of advisory fees is recorded as stock issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 is approximately $13,000. The Company did not further extend this agreement subsequent to August 2018.

Ignition Capital, LLC

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three months ended June 30, 2019 and 2018 the Company recorded expense of approximately $30,000 and $30,000, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded expense of approximately $60,000 and $30,000, respectively, in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

Greentree Financial Group, Inc.

On March 27, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one (21) months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is approximately $311,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three months ended June 30, 2019 and 2018 the Company recorded expense of approximately $45,000 and $44,000, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded expense of approximately $89,000 and $44,000, respectively in connection with amortization of the stock issuance. The stock issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

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

On January 9, 2019, the Company executed the second amendment to the agreement with Capital Market, pursuant to which, the aggregate base fee increased to $525,000, and the Company issued an additional 75,000 of restricted common stock. In addition, the Company issued to Capital Market a four-year warrant to purchase 925,000 shares of the Company’s common stock at $6.00 per share vesting 50% at issuance on January 9, 2019 and 25% on January 9, 2020 and 25% on January 9, 2021. The fair value of the vested portion of the warrant was approximately $1,927,000 and was recorded as equity on the Company’s balance sheet as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recorded expense of approximately $270,000 and $1,927,000, respectively, in connection with amortization of equity issuance expense related to the vesting of the warrant. The equity issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

The fair value of the common stock shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During the three and six months ended June 30, 2019, the Company recorded expense of approximately $129,000 and $257,000, respectively, in connection with amortization of the stock issuance expense. The stock issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

During the three and six months ended June 30, 2019, the Company recorded expense of approximately $50,000 in connection with the base fee. The cash fee paid for advisory services is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

I-Bankers Securities Incorporated

On April 5, 2019, the Company entered into an agreement with I-Bankers Securities Incorporated (“I-Bankers”), pursuant to which I-Bankers agreed to provide financial advisory services for a period of 12 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with the Company in accordance with the agreement. During the three and six months ended June 30, 2019, the Company recorded expense of approximately $143,000, in connection with amortization of the stock issuance expense. The stock issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

Warrants

As of June 30, 2019, warrants to purchase 6,903,874 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. As of June 30, 2019, 6,556,999 warrants are exercisable and expire at various dates through March 2024 and have a weighted average remaining term of approximately 2.23 years and are included in the table below as of June 30, 2019.

The Company uses a combination of option-pricing models to estimate the fair value of the warrants including the Monte Carlo, Lattice and Black-Scholes.

A summary of the warrant activity for the six months ended June 30, 2019 is presented in the following table:

Number of Warrants
Balance at December 31, 2018	5,876,980
Issued	1,315,000
Expired / cancelled	-
Exercised	(288,106)
Balance at June 30, 2019, outstanding	6,903,874
Balance at June 30, 2019, exercisable	6,556,999

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options for up to 9,000,000 shares of common stock.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At June 30, 2019, the Company had 3,732,820 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the six months ended June 30, 2019 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2018	2,394,379	$4.45	6.94	$3,049
Issued	2,540,062	6.66
Canceled / expired	(133,085)	4.75
Exercised	(85,054)	4.36		-
Outstanding June 30, 2019	4,716,302	$5.63	8.13	$2,907
Exercisable June 30, 2019	3,719,801	$5.96	8.03	$1,642

The weighted-average fair value per share of the granted options for the six months ended June 30, 2019 was approximately $4.26.

Stock-based compensation expense included in the condensed consolidated statements of operations was $393,000 and $123,000 for the three months ended June 30, 2019 and 2018, respectively, and $11,642,000 and $245,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was approximately $1,543,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.44 years.

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

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock unit (“RSU’s”). Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. As of June 30, 2019, none of the RSU’s have vested. There were no grants during the six months ended June 30, 2019 and 2018.

The Company adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for non-employee grants is based on the closing price of our common stock of $5.72 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. See Note 1 above, Recently Adopted Accounting Pronouncements for further discussion of the Company’s adoption of ASU 2018-07.

The fair value of each RSU’s issued to employees is based on the closing stock price on the grant date of $4.53 and is recognized as stock-based compensation expense over the vesting term of the award.

Number of Shares
Balance at December 31, 2018	475,000
Issued	-
Canceled	(50,000)
Balance at June 30, 2019	425,000

Stock-based compensation expense related to the RSU’s included in the condensed consolidated statements of operations was $20,000 and $92,000 for the three months ended June 30, 2019 and 2018, respectively, and $115,000 and $207,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,383,000, which will be recognized over a weighted average period of 4.11 years.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Direct selling	$32,124	$36,846	$65,544	$72,157
Commercial coffee	21,289	7,409	44,102	15,092
Commercial hemp	274	-	341	-
Total revenues	$53,687	$44,255	$109,987	$87,249
Gross profit
Direct selling	$22,240	$25,087	$44,995	$49,822
Commercial coffee	3,731	295	7,798	572
Commercial hemp	(49)	-	(22)	-
Total gross profit	$25,922	$25,382	$52,771	$50,394
Operating income (loss)
Direct selling	$(818)	$1,376	$(13,126)	$2,157
Commercial coffee	2,117	(723)	3,001	(1,480)
Commercial hemp	(911)	-	(1,428)	-
Total operating income (loss)	$388	$653	$(11,553)	$677
Net (loss) income
Direct selling	$(1,250)	$723	$(14,627)	$132
Commercial coffee	2,148	(1,337)	3,781	(3,054)
Commercial hemp	(945)	-	(1,461)	-
Total net loss	$(47)	$(614)	$(12,307)	$(2,922)
Capital expenditures
Direct selling	$63	$28	$80	$115
Commercial coffee	843	51	3,415	730
Commercial hemp	99	-	1,482	-
Total capital expenditures	$1,005	$79	$4,977	$845

	As of
	June 30, 2019 (unaudited)	December 31, 2018
Total assets
Direct selling	$40,315	$38,947
Commercial coffee	75,113	37,026
Commercial hemp	21,096	-
Total assets	$136,524	$75,973

Total tangible assets, net located outside the United States were approximately $8.0 million and $6.2 million as of June 30, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For the three months ended June 30, 2019 and 2018 approximately 10% and 14%, respectively, of the Company’s sales were derived from sales outside the United States. For the six months ended June 30, 2019 and 2018 approximately 10% and 14%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
United States	$48,105	$37,980	$98,995	$75,373
International	5,582	6,275	10,992	11,876
Total revenues	$53,687	$44,255	$109,987	$87,249

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

Overview

We operate in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where products are sold directly to businesses and the commercial hemp segment provides end to end extraction and processing via our proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. During the year ended December 31, 2018, we operated in two business segments, our direct selling segment and our commercial coffee segment. During the first quarter of 2019, we through the acquisition of the assets of Khrysos Global, Inc. added a third business segment to our operations, the commercial hemp. Our three segments are listed below:

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

●
Commercial hemp business is operated through our wholly owned subsidiary, Khrysos Industries, Inc., a Delaware corporation. Khrysos Industries, Inc. (“KII”) acquired the assets of Khrysos Global Inc. a Florida corporation in February 2019 and the wholly-owned subsidiaries of Khrysos Global Inc., INXL Laboratories, Inc., a Florida corporation and INX Holdings, Inc., a Florida corporation.

We conduct our operations primarily in the United States. For the three months ended June 30, 2019 and 2018 approximately 10% and 14%, respectively, of our sales were derived from sales outside the United States. For the six months ended June 30, 2019 and 2018 approximately 10% and 14%, respectively, of our sales were derived from sales outside the United States.

Direct Selling Segment

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

Since 2012 we have expanded our operations through a series of acquisitions of the assets and equity of twenty-four (24) direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Commercial Coffee Segment

We own a traditional coffee roasting business, CLR, that sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand, Javalution brands and Café Cachita. CLR produces coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators. In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the "Official Cafecito of the Miami Marlins" at Marlins Park in Miami, Florida. The current agreement with the Miami Marlins continues through the 2019 baseball season with an option to renew for the 2020 season. In January 2019, CLR acquired the Café Cachita Brand of espresso and in February we announced the expansion of our recently acquired Café Cachita Brand of espresso into over 500 retail stores throughout Southeastern Grocers.  The new distribution footprint now includes all Winn Dixie, Bi-Lo, Fresco Y Mas, Save Mart and Harvey stores. In June 2019, we announced all-store distribution for CLR’s Javalution™ Hemp Infused Coffee Brand, scheduled to ship in the fourth quarter with the distribution footprint including 400 Winn Dixie stores, 96 Bi-Lo stores, 25 Fresco Y Mas stores, and 50 Harvey stores.

During fiscal 2014 CLR acquired the Siles Plantation Family Group, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. CLR is also in the process of expanding its capabilities in Nicaragua by constructing a large processing mill. The plantation, the dry-processing facilities and existing U.S. based coffee roaster facilities allow CLR to control the coffee production process from field to cup.

Commercial Hemp Segment

In the commercial hemp segment, we are engaged in the CBD hemp extraction technology and equipment business. We develop, manufacture and sell equipment and related services to clients which enable them to extract CBD oils from hemp stock. In addition, through INX Laboratories, Inc., a wholly owned subsidiary of KII, we own a laboratory testing facility that provides us with capabilities in regard to formulation, quality control, and testing standards with its CBD products. KII is now producing tinctures, balms, bath bombs, creams, ointments, in various potencies, as well as Javalution™ Hemp Infused Coffee Brand CBD coffee for CLR. KII has also entered into various supply contracts with clients to provide extraction services and end-to-end processing to produce water soluble isolate, distillate, and water-soluble distillate hemp derived products. These supply agreements include a five-year supply contract with revenues forecasted at $60 million through 2024 (based on current market conditions and, among other things, our ability to secure buyers for the produced product and the supplier's ability to supply the biomass for extraction and processing), and a one-year supply agreement expected to generate $19 million in revenues (based on current market conditions). KII also offers clients turnkey manufacturing solutions in extraction services and end-to-end processing systems.

Recent Events

New Acquisitions During the six months ended June 30, 2019

New Acquisitions - Khrysos Global, Inc.

On February 12, 2019, we and Khrysos Industries, Inc., a Delaware corporation and our wholly owned subsidiary (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH acquired by us provides end to end extraction and processing via the company’s proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. Additionally, the company offers various rental, sales, and service programs of the company’s extraction and processing systems.

The consideration payable for the assets of the Seller and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Seller and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of our common stock which have a value of $14,000,000 for the purposes of the AEPA or $12.649.000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, we agreed to pay the Seller, LD and the Representing Party an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

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

Related Party Transaction

Carl Grover is the sole beneficial owner of in excess of five percent (5%) of our outstanding common shares. On July 31, 2019, Mr. Grover acquired 600,242 shares of our common stock, $.001 par value, upon the partial exercise at $4.60 per share of a July 31, 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, we received $2,761,113 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 31, 2014 warrant held by him to December 15, 2020 with respect to 182,366 shares of common stock remaining for exercise thereunder.

Overview of Significant Events

At-the-Market Equity Offering Program

On January 7, 2019, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which we may sell from time to time, at its option, shares of our common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of our common stock. We are not obligated to make any sales of common stock under the ATM Agreement and we cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. We will pay the Sales Agent 3.0% commission of the gross sales proceeds. During the six months ended June 30, 2019, the Company sold a total of 1,000 shares of common stock under the ATM Agreement and received $6,612 at a purchase price of $6.6118 per share pursuant to the ATM Agreement.

Cross-Marketing Agreement

On January 10, 2019, we entered into an exclusive cross-marketing agreement with Icelandic Glacial™ an Iceland based spring water drinking water company and is now available for customers to purchase.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of June 30, 2019, the Company had made deposits of $3,350,000 towards the Mill, which is included in construction in process in property and equipment, net on the Company’s consolidated balance sheet.

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

On June 17, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock, par value $0.001 per share, at an offering price of $5.50 per share. The proceeds were $1,375,000. The Company did not pay consulting fees in this transaction.

Convertible Notes

Between February 15, 2019 and May 23, 2019, we closed four tranches of our 2019 January Private Placement debt offering, pursuant to which we offered for up to a maximum of $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with thirty (30) accredited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $2,890,000 and issued 2019 PIPE Notes in the aggregate principal amount of $2,890,000 and an aggregate of 57,800 shares of common stock. The placement agent received 14,450 shares of common stock for the closed tranches and can receive up to 50,000 shares of common stock in the offering. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Promissory Notes

On March 18, 2019, we entered into a two-year Secured Promissory Note (the “8% Note or Notes”) with two accredited investors that we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. In consideration of the 8% Notes, we issued 20,000 shares of our common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The 8% Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues

For the three months ended June 30, 2019, our revenues increased 21.3% to $53,687,000 as compared to $44,255,000 for the three months ended June 30, 2018. During the three months ended June 30, 2019, we derived approximately 59.8% of our revenue from our direct selling sales and approximately 39.7% of our revenue from our commercial coffee sales and approximately 0.5% from our hemp segment. For the three months ended June 30, 2019, direct selling segment revenues decreased by $4,722,000 or 12.8% to $32,124,000 as compared to $36,846,000 for the three months ended June 30, 2018. This decrease was attributable to a decrease in the number of ordering distributors and customer, partially offset by an increase in average order amount per distributor and customer. For the three months ended June 30, 2019, commercial coffee segment revenues increased by $13,880,000 or 187.3% to $21,289,000 as compared to $7,409,000 for the three months ended June 30, 2018. This increase was primarily attributed to increased revenues from our new green coffee contract that CLR recently signed for approximately $250 million over 5 years. Our new commercial hemp segment recorded $274,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended June 30,		Percentage
Segment Revenues	2019	2018	Change
Direct selling	$32,124	$36,846	(12.8)%
As a % of Revenue	59.8%	83%	(23.2)%
Commercial coffee	21,289	7,409	187.3%
As a % of Revenue	39.7%	17%	22.7%
Commercial hemp	274	-	100%
As a % of Revenue	0.5%	-	100%
Total Revenues	$53,687	$44,255	21.3%

Cost of Revenues

For the three months ended June 30, 2019, overall cost of revenues increased approximately 47.1% to $27,765,000 as compared to $18,873,000 for the three months ended June 30, 2018. The direct selling segment cost of revenues decreased 15.9% to approximately $9,884,000 when compared to $11,759,000 for the same period last year, primarily due to the decrease in revenues. The commercial coffee segment cost of revenues increased 146.8% to $17,558,000 when compared to $7,114,000 for the same period last year. This was primarily attributable to the increase in revenues related to the green coffee business discussed above. The commercial hemp segment cost of revenues was $323,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit (Loss)

For the three months ended June 30, 2019, gross profit increased approximately 2.1% to $25,922,000 as compared to $25,382,000 for the three months ended June 30, 2018. Overall gross profit as a percentage of revenues decreased to 48.3%, compared to 57.4% in the same period last year, primarily due to the increased revenues in the lower margin commercial coffee segment.

Gross profit in the direct selling segment decreased by 11.3% to $22,240,000 from $25,087,000 in the same period last year primarily as a result of the decrease in revenues discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.1% to 69.2% for the three months ended June 30, 2019, compared to 68.1% in the same period last year.

Gross profit in the commercial coffee segment increased to $3,731,000 compared to $295,000 in the same period last year. The increase in gross profit in the commercial coffee segment was primarily due to the increase in revenues from our new green coffee contract discussed above. Gross profit as a percentage of revenues in the commercial coffee segment increased to 17.5% for the three months ended June 30, 2019, compared to 4.0% in the same period last year.

Gross margin in the commercial hemp segment was a loss of $49,000 related to the February 15, 2019 acquisition of Khrysos.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Three Months Ended June 30,		Percentage
Segment Gross Profit (Loss)	2019	2018	Change
Direct selling	$22,240	$25,087	(11.3)%
Gross Profit % of Revenues	69.2%	68.1%	(1.1)%
Commercial coffee	3,731	295	1,164.7%
Gross Profit % of Revenues	17.5%	4.0%	13.5%
Commercial hemp	(49)	-	100%
Gross Profit % of Revenues	(17.9)%	0%	100%
Total	$25,922	$25,382	2.1%
Gross Profit % of Revenues	48.3%	57.4%	(9.1)%

Operating Expenses

For the three months ended June 30, 2019, our operating expenses increased 3.3% to $25,534,000 as compared to $24,729,000 for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased 12.1% to $14,497,000 from $16,487,000 for the three months ended June 30, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 45.1% for the three months ended June 30, 2019 as compared to 44.7% for the three months ended June 30, 2018.

For the three months ended June 30, 2019, total sales and marketing expense decreased 9.4% to $2,786,000 from $3,076,000 for the three months ended June 30, 2018.

In the direct selling segment, sales and marketing expense decreased by 12.6% to $2,490,000 in the current quarter from $2,849,000 for the same period last year. In the commercial coffee segment, sales and marketing expense increased by $39,000 to $266,000 in the current quarter compared to the same period last year, primarily due to increased advertising costs and compensation expense. Sales and marketing expense were $30,000 in the commercial hemp segment.

For the three months ended June 30, 2019, total general and administrative expense increased 59.7% to $8,251,000 from $5,166,000 for the three months ended June 30, 2018.

In the direct selling segment, general and administrative expense increased by 38.8% to $6,071,000 in the current quarter from $4,375,000 for the same period last year. This increase was primarily due to an increase in accounting, computer expense and non-cash equity-based compensation expense. In addition, the contingent liability revaluation adjustment in the current quarter was a reduction in expense of $433,000 compared to a reduction in expense of $1,246,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by $557,000 or 70.4% to $1,348,000 in the current quarter compared to $791,000 in the same period last year. This was primarily due to an increase in wages, warehouse storage costs and profit-sharing expense of $193,000, compared to a profit-sharing benefit of $249,000 in the same period last year. General and administrative expense was $832,000 in the commercial hemp segment, mostly related to wages, supplies and general office costs.

Operating Income

For the three months ended June 30, 2019, the Company reported an operating income of $388,000 as compared to an operating income of $653,000 for the three months ended June 30, 2018.

Total Other Expense

For the three months ended June 30, 2019, total other expense decreased by $696,000 to $661,000 as compared to other expense of $1,357,000 for the three months ended June 30, 2018. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense decreased by $487,000 for the three months ended June 30, 2019 to $1,062,000, compared to $1,549,000 for the three months ended June 30, 2018.

Change in fair value of derivative liabilities increased by $209,000 for the three months ended June 30, 2019 to $401,000 in other income compared to $192,000 for the three months ended June 30, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 8 & 9, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $73,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax benefit of $226,000 which is our estimated federal, state and foreign income tax expense for the three months ended June 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended June 30, 2019, we reported a net loss of $47,000 as compared to net loss of $614,000 for the three months ended June 30, 2018. The primary reason for the decrease in net loss when compared to the prior period was due to the decrease in total other expense of $696,000 and the increase in income tax benefit of $136,000, offset by the decrease in operating income of $265,000.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues

For the six months ended June 30, 2019, our revenues increased 26.1% to $109,987,000 as compared to $87,249,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we derived approximately 59.6% of our revenue from our direct selling sales and approximately 40.1% of our revenue from our commercial coffee sales and approximately 0.3% from our hemp segment. For the six months ended June 30, 2019, direct selling segment revenues decreased by $6,613,000 or 9.2% to $65,544,000 as compared to $72,157,000 for the six months ended June 30, 2018. This decrease was attributed to a decrease of $7,034,000 in revenues from existing business, partially offset by revenues from new acquisitions of $421,000. The decrease in existing business was primarily due to a decline in the number of ordering distributors and customers, partially offset by an increase in average order amount per distributor and customer. For the six months ended June 30, 2019, commercial coffee segment revenues increased by $29,010,000 or 192.2% to $44,102,000 as compared to $15,092,000 for the six months ended June 30, 2018. This increase was primarily attributed to increased revenues from our new green coffee contract that CLR recently signed for approximately $250 million over 5 years. Our new commercial hemp segment recorded $341,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Six Months Ended June 30,		Percentage
Segment Revenues	2019	2018	Change
Direct selling	$65,544	$72,157	(9.2)%
As a % of Revenue	59.6%	83%	(23.4)%
Commercial coffee	44,102	15,092	192.2%
As a % of Revenue	40.1%	17%	23.1%
Commercial hemp	341	-	100%
As a % of Revenue	0.3%	-	100%
Total Revenues	$109,987	$87,249	26.1%

Cost of Revenues

For the six months ended June 30, 2019, overall cost of revenues increased approximately 55.2% to $57,216,000 as compared to $36,855,000 for the six months ended June 30, 2018. The direct selling segment cost of revenues decreased 8.0% to $20,550,000 when compared to $22,335,000 for the same period last year, primarily due to the decrease in revenues discussed above. The commercial coffee segment cost of revenues increased 150% to $36,303,000 when compared to $14,520,000 for the same period last year. This was primarily attributable to the increase in revenues related to the green coffee business discussed above. The commercial hemp segment cost of revenues was $363,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the six months ended June 30, 2019, gross profit increased approximately 4.7% to $52,771,000 as compared to $50,394,000 for the six months ended June 30, 2018. Overall gross profit as a percentage of revenues decreased to 48.0%, compared to 57.8% in the same period last year, primarily due to the increased revenues in the lower margin commercial coffee segment.

Gross profit in the direct selling segment decreased by 9.7% to $44,995,000 from $49,822,000 in the prior period primarily as a result of the decrease in revenues discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.4% to 68.6% for the six months ended June 30, 2019, compared to 69% in the same period last year.

Gross profit in the commercial coffee segment increased to $7,798,000 compared to $572,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to the increase in revenues from our new green coffee contract discussed above. Gross profit as a percentage of revenues in the commercial coffee segment increased to 17.7% for the six months ended June 30, 2019, compared to 3.8% in the same period last year.

Gross margin in the commercial hemp segment was a loss of $22,000 related to the February 15, 2019 acquisition of Khrysos.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Six Months Ended June 30,		Percentage
Segment Gross Profit	2019	2018	Change
Direct selling	$44,995	$49,822	(9.7)%
Gross Profit % of Revenues	68.6%	69%	(0.4)%
Commercial coffee	7,798	572	1,263.3%
Gross Profit % of Revenues	17.7%	3.8%	13.9%
Commercial hemp	(22)	-	100%
Gross Profit % of Revenues	(6.5)%	0%	100%
Total	$52,771	$50,394	4.7%
Gross Profit % of Revenues	48%	57.8%	(9.8)%

Operating Expenses

For the six months ended June 30, 2019, our operating expenses increased 29.4% to $64,324,000 as compared to $49,717,000 for the six months ended June 30, 2018. This increase included an increase of $12,892,000 in non-cash equity-based compensation expense related to stock options issued in the first quarter of the current year. Excluding the increase in equity-based compensation expense, the increase in our operating expense would have been 3.4%.

For the six months ended June 30, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased 8.4% to $29,387,000 from $32,065,000 for the six months ended June 30, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 44.8% for the six months ended June 30, 2019 as compared to 44.4% for the six months ended June 30, 2018.

For the six months ended June 30, 2019, total sales and marketing expense increased 3.5% to $6,805,000 from $6,575,000 for the six months ended June 30, 2018. This increase included an increase of $471,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, sales and marketing expense would have decreased by 3.7%.

In the direct selling segment, sales and marketing expense increased by 1.0% to $6,204,000 for the six months ended June 30, 2019, compared to $6,141,000 for the same period last year. This increase included an increase of $471,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, sales and marketing expense would have decreased by 6.6%. In the commercial coffee segment, sales and marketing costs increased by $123,000 to $557,000 in the current year compared to the same period last year, primarily due to increased advertising costs and compensation expense. Sales and marketing expense was $44,000 in the commercial hemp segment for the six months ended June 30, 2019.

For the six months ended June 30, 2019, total general and administrative expense increased 154.0% to $28,132,000 from $11,077,000 for the six months ended June 30, 2018. This increase included an increase of $12,421,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, the increase in general and administration expense would have been 41.8%.

In the direct selling segment, general and administrative expense increased by 138.2% to $22,530,000 in the current year from $9,460,000 for the same period last year. This increase included an increase of $10,995,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, general and administrative expense would have increased by 21.9%. This increase was primarily due to an increase in accounting and computer consulting fees. In addition, the contingent liability revaluation adjustment in the current period resulted in a reduction in expense of $433,000 compared to a reduction in expense of $1,459,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by $2,623,000 or 162.2% to $4,240,000 in the current year compared to $1,617,000 in the same period last year. This increase included an increase of $1,425,000 in equity-based compensation expense. Excluding the increase in stock-based compensation expense, general and administration expense in the commercial coffee segment would have increased by 74.1%. This was primarily due to an increase in wages, incentives, warehouse storage costs and profit-sharing expense of $436,000, compared to a profit-sharing benefit of $472,000 in the same period last year. General and administrative expense was $1,362,000 in the commercial hemp segment, and was mostly related to wages, supplies and general office costs.

Operating Income (Loss)

For the six months ended June 30, 2019, the Company reported an operating loss of $11,553,000 as compared to an operating income of $677,000 for the six months ended June 30, 2018. This was primarily due to the increase of $12,966,000 in non-cash equity-based compensation expense discussed above. Excluding the increase in equity-based compensation expense, the Company would have reported an operating income of $1,413,000 for the six months ended June 30, 2019.

Total Other Expense

For the six months ended June 30, 2019, total other expense decreased by $2,757,000 to $682,000 as compared to other expense of $3,439,000 for the six months ended June 30, 2018. Total other expense includes net interest expense, the change in the fair value of derivative liabilities and extinguishment loss on debt.

Net interest expense decreased by $692,000 for the six months ended June 30, 2019 to $2,569,000, compared to $3,261,000 for the six months ended June 30, 2018.

Change in fair value of derivative liabilities increased by $983,000 for the six months ended June 30, 2019 to $1,887,000 in other income compared to $904,000 for the six months ended June 30, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 8 & 9, to the condensed consolidated financial statements).

We recorded a non-cash extinguishment loss on debt of $1,082,000 for the six months ended June 30, 2018 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represented the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion. There was no loss on debt extinguishment for the six months ended June 30, 2019.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $73,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax expense of $72,000 which is our estimated federal, state and foreign income tax expense for the six months ended June 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the six months ended June 30, 2019, the Company reported an increase in net loss of $9,385,000 to a net loss of $12,307,000 as compared to net loss of $2,922,000 for the six months ended June 30, 2018. The primary reason for the increase in net loss when compared to the prior period was due to the increase in operating loss of $12,230,000, offset by the decrease in other expense of $2,757,000 and decrease in income tax expense of $88,000. The primary reason for the increase in operating loss was the increase of $12,966,000 in non-cash equity-based compensation expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of equity-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased to $2,604,000 for the three months ended June 30, 2019 compared to $2,203,000 in 2018 and increased to $5,011,000 for the six months ended June 30, 2019 compared to $3,723,000 in 2018.

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

A reconciliation of our adjusted EBITDA to net loss for the three and six months ended June 30, 2019 and 2018 is included in the table below (in thousands):

	Three months ended		Six months ended
	June 30, (unaudited)		June 30, (unaudited)
	2019	2018	2019	2018

Net loss	$(47)	$(614)	$(12,307)	$(2,922)
Add/Subtract:
Interest, net	1,062	1,549	2,569	3,261
Income taxes (benefit) provision	(226)	(90)	72	160
Depreciation	602	470	1,077	902
Amortization	586	865	1,256	1,692
EBITDA	1,977	2,180	(7,333)	3,093
Add/Subtract:
Equity-based compensation	1,028	215	14,231	452
Loss on extinguishment of debt	-	-	-	1,082
Change in the fair value of warrant derivative	(401)	(192)	(1,887)	(904)
Adjusted EBITDA	$2,604	$2,203	$5,011	$3,723

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2019 we had cash and cash equivalents of approximately $2,088,000 as compared to cash and cash equivalents of $2,879,000 as of December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2019 was $5,381,000 as compared to net cash used in operating activities of $1,676,000 for the six months ended June 30, 2018. Net cash used in operating activities consisted of a net loss of $12,307,000, $8,432,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $15,358,000.

Net non-cash operating expenses included $2,333,000 in depreciation and amortization, $11,757,000 in stock-based compensation expense, $2,541,000 in stock and warrant issuance costs, $534,000 in amortization of debt discounts, $281,000 in stock issuance cost related to true-up shares, $159,000 in increase in inventory reserves and $73,000 in deferred taxes, offset by $1,887,000 related to the change in fair value of warrant derivative liability and $433,000 related to the change in fair value of contingent liability.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in accounts receivable of $32,526,000, inventory of $1,916,000, prepaid expenses and other current assets of $844,000, income taxes receivable of $157,000 and deferred revenues of $52,000. Increases in working capital primarily related to changes in accounts payable of $25,254,000, increases in accrued expenses and other liabilities of $1,358,000 and accrued distributor compensation of $451,000.

Cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2019 was $3,694,000 as compared to net cash used in investing activities of $210,000 for the six months ended June 30, 2018. Net cash used in investing activities included $2,150,000 in payments made towards the construction of a large mill in Nicaragua, $500,000 in cash paid related to the acquisition of Khrysos, offset by cash acquired of $75,000 and $288,000 for the purchase of land for Khrysos. The remaining expenditures consisted of primarily leasehold improvements and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities was $8,244,000 for the six months ended June 30, 2019 as compared to net cash provided by financing activities of $1,684,000 for the six months ended June 30, 2018.

Net cash provided by financing activities consisted of net proceeds of $7,809,000 from issuance of equity and convertible notes, $1,742,000 from the exercise of stock options and warrants and $6,000 from at the market issuance of shares, offset by net payments on line of credit of $254,000, $68,000 in payments to reduce notes payable, $235,000 in payments related to contingent acquisition debt, $734,000 in payments related to capital lease financing obligations and $22,000 in dividends paid.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Net cash used in operating activities was $5,381,000 for the six months ended June 30, 2019 compared to net cash used in operating activities of $1,676,000 for the six months ended June 30, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2019, our operations did not generate sufficient cash to meet our operating needs and we supplemented the revenue generated from operations with cash proceeds of debt and equity offerings. We raised additional capital through equity and convertible notes offerings during the current period. We also entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which we may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of our common stock. However, despite such actions, we do not believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. We are also considering additional alternatives, including, but not limited to equity financings and debt financings. Depending on market conditions, we cannot be sure that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us or to our stockholders.

We anticipate our bottom line, excluding non-cash expenses, will continue to improve and we intend to make additional cost reductions in non-essential expenses.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2019.

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

ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations in Nicaragua. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, although we have made improvements, our disclosure controls and procedures were still not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2019. We are in the process of updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

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

The accompanying condensed consolidated financial statements as of June 30, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant net losses during the six months ended June 30, 2019 of $12,307,000. Net cash used in operating activities was $5,381,000 for the six months ended June 30, 2019 compared to net cash used in operating activities of $1,676,000 for the six months ended June 30, 2018. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of June 30, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of our common stock that were not registered under the Securities Act have been previously disclosed in our filings with the Securities and Exchange Commission except for the sales of unregistered securities set forth below during the three months ended June 30, 2019;

On June 17, 2019, we entered into a Securities Purchase Agreement with one accredited investor that had a substantial pre-existing relationship with us to which we sold 250,000 shares of common stock, par value $0.001 per share, at an offering price of $5.50 per share. The proceeds were $1,375,000. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

On May 2, 2019 and May 23, 2019 we closed our third and fourth tranches of our 2019 January Private Placement debt offering pursuant to which we entered into subscription agreements with six (6) additional credited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $450,000 and we issued to such investors notes in the aggregate principal amount of $450,000 and an aggregate of 9,000 shares of common stock. The placement agent received 2,250 shares of common stock in aggregate for the third and fourth tranches. Each note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

On April 5, 2019, we entered into an agreement with I-Bankers, pursuant to which I-Bankers agreed to provide financial advisory services for a period of 12 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, we agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with us in accordance with the agreement.

On January 9, 2019, we executed the second amendment to the July 1, 2018 agreement with Capital Market Solutions, LLC. (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services. Subsequent to the initial agreement, we extended the July 1, 2018 agreement for an additional 24 months through December 31, 2021. In accordance with the second amendment we issued an additional 75,000 of restricted common stock.

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

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: August 13, 2019	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)