Form 10-Q
period 2019-09-30
Youngevity International, Inc.
filed 2019-11-18
CIK 1569329

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38116

YOUNGEVITY INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA	91914
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (619) 934-3980

  Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	YGYI	The Nasdaq Capital Market
9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, $.001 par value	YGYIP	The Nasdaq Capital Market

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

As of November 15, 2019, the issuer had 30,270,422 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$7,270	$2,879
Accounts receivable, trade (1)	35,662	4,028
Income tax receivable	307	74
Inventory	23,109	21,776
Advances (Note 1)	-	5,000
Prepaid expenses and other current assets	5,925	5,263
Total current assets	72,273	39,020

Property and equipment, net	22,540	15,105
Operating lease right-of-use assets	7,443	-
Deferred tax assets	75	148
Intangible assets, net	22,083	15,377
Goodwill	10,676	6,323
Note receivable (Note 1)	5,146	-
Other assets – notes receivable	949	-
Total assets	$141,185	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,108	$8,478
Accrued distributor compensation	3,252	3,289
Accrued expenses	10,304	6,582
Deferred revenues	2,005	2,312
Line of credit	1,981	2,256
Other current liabilities	1,205	1,912
Operating lease liabilities, current portion	1,484	-
Finance lease liabilities, current portion	921	1,168
Notes payable, current portion	162	141
Convertible notes payable, current portion	25	647
Warrant derivative liability	2,699	9,216
Contingent acquisition debt, current portion	673	795
Total current liabilities	58,819	36,796

Operating lease liabilities, net of current portion	5,959	-
Finance lease liabilities, net of current portion	593	1,107
Notes payable, net of current portion	10,705	7,629
Convertible notes payable, net of current portion	2,592	-
Contingent acquisition debt, net of current portion	6,344	7,466
Total liabilities	85,012	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% Convertible Preferred Stock, par value $0.001 per share; 161,135 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B – 6% Convertible Preferred Stock, par value $0.001 per shares; 129,332 and 129,437 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; $1,244 liquidation preference as of September 30, 2019	-	-
Series D – 9.75% Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per shares; 333,500 shares issued and outstanding at September 30, 2019 and zero at December 31, 2018; $8,405 liquidation preference as of September 30, 2019	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 30,270,360 and 25,760,708 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30	26
Additional paid-in capital	260,083	206,757
Accumulated deficit	(203,944)	(183,763)
Accumulated other comprehensive loss (income)	4	(45)
Total stockholders’ equity	56,173	22,975
Total Liabilities and Stockholders’ Equity	$141,185	$75,973

‘(1) See Note 1 – Accounts Receivable and Other Relationship Transactions

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$34,017	$39,082	$144,004	$126,331
Cost of revenues	14,279	15,370	71,495	52,225
Gross profit	19,738	23,712	72,509	74,106
Operating expenses
Distributor compensation	13,122	15,076	42,509	47,141
Sales and marketing	4,432	3,962	11,237	10,537
General and administrative	10,663	3,880	38,795	14,957
Loss on impairment of intangible assets	-	2,200	-	2,200
Total operating expenses	28,217	25,118	92,541	74,835
Operating loss	(8,479)	(1,406)	(20,032)	(729)
Interest expense, net	(1,109)	(1,407)	(3,678)	(4,668)
Change in fair value of warrant derivative liability	2,457	(5,538)	4,344	(4,634)
Loss on modification of warrants (Note 10)	(876)	-	(876)	-
Extinguishment loss on debt	-	-	-	(1,082)
Total other income (expense)	472	(6,945)	(210)	(10,384)
Loss before income taxes	(8,007)	(8,351)	(20,242)	(11,113)
Income tax (benefit) provision	(133)	59	(61)	219
Net loss	(7,874)	(8,410)	(20,181)	(11,332)
Preferred stock dividends	(85)	(92)	(127)	(137)
Accretion of discount from beneficial conversion feature on preferred stock	-	(1,386)	-	(1,386)
Net loss attributable to common stockholders	$(7,959)	$(9,888)	$(20,308)	$(12,855)

Net loss per share, basic	$(0.27)	$(0.46)	$(0.70)	$(0.61)
Net loss per share, diluted (Note 2)	$(0.27)	$(0.46)	$(0.75)	$(0.61)

Weighted average shares outstanding, basic	30,035,182	21,686,085	28,924,305	20,986,151
Weighted average shares outstanding, diluted	30,039,676	21,686,085	29,003,331	20,986,151

 See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(7,874)	$(8,410)	$(20,181)	$(11,332)
Foreign currency translation	9	105	49	334
Total other comprehensive income	9	105	49	334
Comprehensive loss	$(7,865)	$(8,305)	$(20,132)	$(10,998)

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock
	Series A		Series B		Series D		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	161,135	$-	129,437	$-	-	$-	29,316,445	$29	$246,584	$(5)	$(196,070)	$50,538
Net loss	-	-	-	-	-	-	-	-	-	-	(7,874)	(7,874)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	9	-	9
Issuance of common stock from exercise of stock options and warrants	-	-	-	-	-	-	790,942	1	3,630	-	-	3,631
Issuance of common stock, related to ATM Financing	-	-	-	-	-	-	16,524	-	96	-	-	96
Issuance of common stock for services	-	-	-	-	-	-	75,600	-	478	-	-	478
Issuance of warrants for services	-	-	-	-	-	-	-	-	414	-	-	414
Issuance of common stock for inducement shares	-	-	-	-	-	-	64,250	-	478	-	-	478
Preferred stock-Series D issued through Underwritten Registered Public Offering, net	-	-	-	-	333,500	-	-	-	7,323	-	-	7,323
Vesting of Restricted Stock Units	-	-	-	-	-	-	1,389	-	-	-	-	-
Warrant issued upon vesting for services	-	-	-	-	-	-	-	-	270	-	-	270
Issuance of common stock for conversion of Series B preferred stock	-	-	(105)	-	-	-	210	-	-	-	-	-
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	-	-	5,000	-	23	-	-	23
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	-	-	211	-	-	211
Dividends on preferred stock	-	-	-	-	-	-	-	-	(85)	-	-	(85)
Stock based compensation expense	-	-	-	-	-	-	-	-	661	-	-	661
Balance at September 30, 2019	161,135	$-	129,332	$-	333,500	$-	30,270,360	$30	$260,083	$4	$(203,944)	$56,173

	Preferred Stock
	Series A		Series B		Series D		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2018	161,135	$-	129,437	$-	-	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	-	-	(20,181)	(20,181)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	49	-	49
Issuance of common stock from exercise of stock options and warrants	-	-	-	-	-	-	1,164,102	2	5,371	-	-	5,373
Issuance of common stock, related to ATM Financing	-	-	-	-	-	-	17,524	-	102	-	-	102
Issuance of common stock for services	-	-	-	-	-	-	250,600	-	1,466	-	-	1,466
Issuance of warrants for services	-	-	-	-	-	-	-	-	414	-	-	414
Issuance of common stock for inducement shares	-	-	-	-	-	-	64,250	-	478	-	-	478
Preferred stock-Series D issued through Underwritten Registered Public Offering, net	-	-	-	-	333,500	-	-	-	7,323	-	-	7,323
Vesting of Restricted Stock Units	-	-	-	-	-	-	1,389	-	-	-	-	-
Warrant issued upon vesting for services	-	-	-	-	-	-	-	-	2,196	-	-	2,196
Issuance of common stock for conversion of Series B preferred stock	-	-	(105)	-	-	-	210	-	-	-	-	-
Issuance of common stock for true-up shares	-	-	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	-	-	505,000	-	3,125	-	-	3,125
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	-	-	77,250	-	451	-	-	451
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	-	-	295,910	1	2,308	-	-	2,309
Issuance of common stock for related to purchase of land - H&H	-	-	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock for related to purchase of trademark - H&H	-	-	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock for acquisition of Khrysos	-	-	-	-	-	-	1,794,972	1	12,649	-	-	12,650
Release of warrant liability upon warrant exercises	-	-	-	-	-	-	-	-	1,077	-	-	1,077
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	-	-	1,494	-	-	1,494
Dividends on preferred stock	-	-	-	-	-	-	-	-	(127)	-	-	(127)
Stock based compensation expense	-	-	-	-	-	-	-	-	12,418	-	-	12,418
Balance at September 30, 2019	161,135	$-	129,332	$-	333,500	$-	30,270,360	$30	$260,083	$4	$(203,944)	$56,173

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(In thousands, except shares)

	Preferred Stock										Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'	Series C		Total Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity	Shares	Amount	Equity
Balance at June 30, 2018	161,135	$-	328,541	$-	21,536,019	$22	$182,475	$(52)	$(166,615)	$15,830	-	$-
Net loss	-	-	-	-	-	-	-	-	(8,410)	(8,410)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	105	-	105	-	-	-
Issuance of Series C preferred stock, net of issuance cost	-	-	-	-	-	-	67	-	-	67	354,704	-	2,309
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	285,527	-	985	-	-	985	-	-	-
Issuance of common stock pursuant to the exercise of stock options	-	-	-	-	175	-	(1)	-	-	(1)	-	-	-
Issuance of common stock for services	-	-	-	-	110,000	-	465	-	-	465	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(12,574)	-	25,148	-	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(3)	-	-	(3)	-	-	-
Dividends declared	-	-	-	-	-	-	(89)	-	-	(89)
Stock based compensation expense	-	-	-	-	-	-	470	-	-	470	-	-	-
Balance at September 30, 2018	161,135	$-	315,967	$-	21,956,869	$22	$184,369	$53	$(175,025)	$9,419	354,704	$-	$2,309

	Preferred Stock										Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'	Series C		Total Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity	Shares	Amount	Equity
Balance at December 31, 2017	161,135	$-	-	$-	19,723,285	$20	$171,405	$(281)	$(163,693)	$7,451	-	$-	$-
Net loss	-	-	-	-	-	-	-	-	(11,332)	(11,332)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	334	-	334	-	-	-
Issuance of Series B preferred stock, net of issuance cost	-	-	381,173	-	-	-	3,289	-	-	3,289	-	-	-
Issuance of Series C preferred stock, net of issuance cost	-	-	-	-	-	-	67	-	-	67	354,704	-	2,309
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	285,527	-	985	-	-	985	-	-	-
Issuance of common stock pursuant to the exercise of stock options	-	-	-	-	612	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	240,000	-	1,010	-	-	1,010	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(65,206)	-	130,412	1	-	-	-	1	-	-	-
Issuance of common stock for conversion of Notes - 2017 Notes	-	-	-	-	1,577,033	1	6,544	-	-	6,545	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(137)	-	-	(137)	-	-	-
Warrant modification	-	-	-	-	-	-	284	-	-	284	-	-	-
Stock based compensation expense	-	-	-	-	-	-	922	-	-	922	-	-	-
Balance at September 30, 2018	161,135	$-	315,967	$-	21,956,869	$22	$184,369	$53	$(175,025)	$9,419	354,704	$-	$2,309

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(20,181)	$(11,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,199	3,781
Stock-based compensation expense	12,418	922
Amortization of debt discounts and issuance costs	924	1,158
Equity issuance costs for services	3,982	249
Change in fair value of warrant derivative liability	(4,344)	4,634
Change in fair value of contingent acquisition debt	(911)	(4,076)
Change in inventory reserve	889	765
Stock issuance for true-up shares	281	-
Loss on modification of warrants (Note 10)	876	-
Loss on impairment of intangible assets	-	2,200
Extinguishment loss on debt	-	1,082
Deferred taxes	73	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(31,325)	(1,823)
Inventory	(958)	(2,470)
Prepaid expenses and other current assets	(1,411)	(263)
Accounts payable	26,148	(1,642)
Accrued distributor compensation	(37)	(221)
Deferred revenues	(307)	1,130
Accrued expenses and other liabilities	2,155	1,071
Income taxes receivable	(233)	(34)
Net Cash Used in Operating Activities	(7,762)	(4,732)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(925)	(50)
Purchases of property and equipment	(5,177)	(252)
Net Cash Used in Investing Activities	(6,102)	(302)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-
Proceeds from issuance of preferred stock - series B, net of offering costs	-	3,289
Proceeds from issuance of preferred stock - series C, net of offering costs	-	3,197
Proceeds from issuance of preferred stock - series D, net of offering costs	7,323	-
Proceeds from private placement of common stock, net of offering costs	2,871	985
Proceeds from exercise of stock options and warrants, net	5,214	3
Proceeds from short-term notes payable	-	1,907
Proceeds from at-the-market offering transactions	102	-
Payments net of repayment on line of credit	(275)	(1,308)
Payments of notes payable	(108)	(732)
Payments of convertible notes payable	(568)	-
Payments of contingent acquisition debt	(333)	(137)
Payments of finance leases	(1,099)	(840)
Payments of dividends	(46)	(39)
Net Cash Provided by Financing Activities	18,206	6,325
Foreign Currency Effect on Cash	49	334
Net increase in cash and cash equivalents	4,391	1,625
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$7,270	$2,298

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,641	$3,517
Income taxes	$164	$33

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$1,113
Purchases of property and equipment funded by mortgage agreements	$977	$-
Fair value of stock issued for services (Note 10)	$1,880	$1,010
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-
Fair value of warrant issued for services, vested portion	$2,196	$-
Issuance of common stock for the noncash exercise of warrants	$157	$-
Change in warrant derivative liability to equity classification, warrant modification	$-	$284
Dividends declared but not paid at the end of period (Note 10)	$83	$89
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$527
Acquisition of net assets acquired, net of purchase price adjustments (Note 4)	$2,260	$-
Conversion of 2017 Notes to Common Stock	$-	$7,254

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

The statements presented as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC on April 15, 2019. The results for interim periods are not necessarily indicative of the results for the entire year.

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, develops and distributes health and nutrition related products through its global independent direct selling network, also known as multi-level marketing, sells coffee products to commercial customers, and provides end to end extraction and processing for the conversion of hemp feedstock into hemp oil. During the year ended December 31, 2018, the Company operated in two business segments, its direct selling segment where products are offered through a global distribution network of preferred customers and distributors and its commercial coffee segment where products are sold directly to businesses. During the first quarter of 2019, the Company through the acquisition of the assets of Khrysos Global, Inc. added a third business segment to its operations, the commercial hemp segment. The Company's three segments are listed below:

●
Direct selling network is operated through the following (i) domestic subsidiaries: AL Global Corporation, 2400 Boswell LLC, MK Collaborative LLC, and Youngevity Global LLC and (ii) foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

●	Commercial coffee business is operated through CLR Roasters LLC (“CLR”) and its wholly-owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
Commercial hemp business is operated through our domestic operations Khrysos Industries, Inc., a Delaware corporation. Khrysos Industries, Inc. acquired the assets of Khrysos Global Inc. a Florida corporation in February 2019 and the wholly-owned subsidiaries of Khrysos Global Inc., INXL Laboratories, Inc., a Florida corporation and INX Holdings, Inc., a Florida corporation.

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

During the three months ended September 30, 2019, the Company derived approximately 89.0% of its revenue from its direct selling segment and approximately 10.5% of its revenue from its commercial coffee segment and approximately 0.5% from the commercial hemp segment. During the three months ended September 30, 2018, the Company had two reportable segments and derived approximately 88% of its revenue from its direct selling segment and approximately 12% of its revenue from its commercial coffee segment.

During the nine months ended September 30, 2019, the Company derived approximately 66.5% of its revenue from its direct selling segment and approximately 33.1% of its revenue from its commercial coffee segment and approximately 0.4% from the commercial hemp segment. During the nine months ended September 30, 2018, the Company had two reportable segments and derived approximately 84% of its revenue from its direct selling segment and approximately 16% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the nine months ended September 30, 2019 and 2018 of approximately $20,181,000 and $11,332,000, respectively. Net cash used in operating activities was approximately $7,762,000 and $4,732,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. As discussed in Accounts Receivable and Other Relationship Transactions below, the Company could experience further restraint on liquidity if the Company does not collect the accounts receivable balance with H&H Coffee Group Export Corp., in full, which the Company believes is not likely based on current negotiations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that revenues will grow, and it intends to make necessary cost reductions related to international operations that are not performing well and reduce non-essential expenses.

The Company is also considering multiple other fund-raising alternatives.

On September 24, 2019, the Company closed a firm commitment public offering in which the Company issued and sold a total of 333,500 shares of its 9.75% Series D Cumulative Preferred Stock, $0.001 par value per share, at a price to the public of $25.00 per share, which included 43,500 shares issued upon the underwriters’ full exercise of their option to purchase additional shares. Net proceeds from the offering, after deducting commissions, closing and issuance costs, were approximately $7,323,000. The Company will use the net proceeds for working capital and other general corporate purposes.

Between February 2019 and July 2019, the Company closed five tranches related to the 2019 January Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company received aggregate gross proceeds of $3,090,000 and issued the 2019 PIPE Notes in the aggregate principal amount of $3,090,000. (See Note 7)

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. (See Note 6)

On February 6, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and a 3-year warrant priced at $10.00 per share convertible into 100,000 shares of the Company’s common stock upon exercise. No cash commissions were paid.

On January 7, 2019, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), pursuant to which the Company may sell from time to time, at the Company’s option, shares of its common stock, par value $0.001 per share, through Benchmark (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM Agreement and the Company cannot provide any assurances that it will continue to issue any shares pursuant to the ATM Agreement. During the three and nine months ended September 30, 2019, the Company sold 16,524 and 17,524, shares of common stock under the ATM Agreement respectively, and received net proceeds of approximately $96,000 and $102,000, respectively. The Company paid the Sales Agent 3.0% commission of the gross sales proceeds.

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

Related Party Transactions

Richard Renton

Richard Renton is a member of the Board of Directors and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases of approximately $8,000 and $34,000 from WVNP Inc., for the three months ended September 30, 2019 and 2018, respectively, and approximately $120,000 and $151,000 for the nine months ended September 30, 2019 and 2018, respectively.

Carl Grover

Carl Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares. On December 13, 2018, CLR, entered into a credit agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate guaranty agreement. The Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a warrant purchase agreement, dated December 13, 2018, with Mr. Grover. (See Note 6)

On July 31, 2019, Mr. Grover acquired 600,242 shares of the Company's common stock, $0.001 par value, upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received $2,761,113 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 31, 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board of directors and prior to joining the Company’s board of directors he acquired a note (the “2014 Note”) issued in the Company’s private placement consummated in 2014 (the “2014 Private Placement”) in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued, in the 2014 Private Placement, exercisable for 14,673 shares of common stock. Prior to joining the Company’s Board of Directors, Mr. Sallwasser acquired in the 2017 Private Placement a 2017 Note in the principal amount of approximately $38,000 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued, in the 2017 Private Placement, exercisable for 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 Private Placement in exchange for the “2015 Note” that he acquired in the Company’s private placement consummated in 2015 (the “2015 Private Placement”), a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock. On March 30, 2018, the Company completed its Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of the Company’s common stock. On August 14, 2019, Mr. Sallwasser acquired 14,673 shares of the Company's common stock, $0.001 par value, upon the exercise at $4.60 per share of his 2014 Warrant held by him. In connection with such exercise, Mr. Sallwasser applied $67,495 of the proceeds of his $75,000 2014 Note due to him from the Company as consideration for the warrant exercise. The warrant exercise proceeds to the Company would have been $67,495. The Company paid the balance owed to him under his 2014 Note of $8,260 in cash, which amount include accrued interest of the 2014 Note.

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The current interest rate as of September 30, 2019 was 8.0%. The lender will adjust the interest rate on the first calendar day of each change period or calendar quarter. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of September 30, 2019, the balance on the long-term mortgage is approximately $3,162,000 and the balance on the promissory note is zero.

Accounts Receivable and Other Relationship Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

The Company’s commercial coffee segment, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. In March 2014, as part of the Siles acquisition, CLR engaged the owners of H&H as employees to manage Siles. H&H is a sourcing agent acting on behalf of CLR for purchases of coffee from the producers. In consideration for H&H's sourcing of green coffee, CLR and H&H share in the green coffee profit from operations. H&H made purchases for CLR of approximately $1,072,000 and $1,896,000 for the three months ended September 30, 2019 and 2018, respectively and approximately $31,233,000 and $8,969,000 for the nine months ended September 30, 2019 and 2018, respectively.

In addition, CLR sold approximately $669,000 and $117,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $35,610,000 and $3,419,000 for the nine months ended September 30, 2019 and 2018, respectively, of green coffee beans to H&H Coffee Group Export Corp., (“H&H Export”) a Florida based company which is affiliated with H&H.

As of September 30, 2019 and December 31, 2018, CLR's accounts payable for vendor related purchases from green coffee producers, agented by H&H Export were approximately $23,820,000 and $1,633,000, respectively.

As of September 30, 2019 and December 31, 2018, CLR's accounts receivable for customer related revenue by H&H Export were approximately $31,225,000 and $673,000, respectively, (see the section titled “Concentrations” below). Of the $31,225,000 accounts receivable balance as of September 30, 2019, $23,569,000 is past due. The Company is collaborating with H&H Export, the Company’s green coffee suppliers, and third parties in Nicaragua to develop a sourcing solution to provide the Company with access to a continued supply of green coffee beans and solutions for funding of the continued operations of the Company’s green coffee distribution business. Management has assessed the collectability of accounts receivable from H&H Export and believes collectability is probable due to the Company’s history with H&H Export and the Company’s continual communication about future contractual agreements.

The Company in conjunction with the collaborators has decided that during these negotiations any repayment or settlement of the accounts receivable or payable balances will be stayed. The Company expects this financing arrangement to be finalized by December 31, 2019 at which time the accounts receivable and accounts payable balances are expected to be settled. In the event that this financing arrangement does not materialize, which the Company believes is not likely based on current negotiations, the Company expects the be able to collect the outstanding accounts receivable balance in full shortly after this determination is made; however, if the facts or circumstances change, the Company will continue to reassess the collectability of these amounts and record a reserve as appropriate.

In May 2017, the Company entered a settlement agreement with Alain Piedra Hernandez (“Hernandez”), one of the owners of H&H and the operating manager of Siles, who was issued a non-qualified stock option for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from the Company to H&H as it relates to a Sourcing and Supply Agreement with H&H. During the period ended September 30, 2017, the Company replaced the non-qualified stock option and issued a warrant agreement with the same terms. There was no financial impact related to the cancellation of the option and the issuance of the warrant. As of September 30, 2019, the warrant remains outstanding.

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a 5-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  On March 31, 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. On October 31, 2019, CLR and H&H Export amended the March 31, 2019 agreement in terms of the maturity date, to all outstanding principal and interest shall be due and payable at the end of the 2020 harvest (or when the 2020 season’s harvest is exported and collected), but never to be later than November 30, 2020. The loan is secured by H&H Export’s hedging account with INTL FC Stone, trade receivables, green coffee inventory in the possession of H&H Export and all green coffee contracts. As of September 30, 2019, the $5,146,000 note receivable remains outstanding which includes accrued interest.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with H&H and H&H Export, Hernandez and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward the construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of September 30, 2019, the Company paid $3,510,000 towards construction of a mill, which is included in construction in process within property and equipment, net on the Company's condensed consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR previously engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increases CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. The Company issued 295,910 shares of the Company’s common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.50 per share.

Revenue Recognition

The Company recognizes revenue from product sales when the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied. (See Note 3)

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred Revenues and Costs

As of September 30, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,005,000 and $2,312,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and also for future Company convention and distributor events.

Deferred revenues related to Heritage Makers were approximately $2,005,000 and $2,153,000, as of September 30, 2019, and December 31, 2018, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. As of September 30, 2019, and December 31, 2018, the balance in deferred costs was approximately $257,000 and $364,000, respectively, and is included in prepaid expenses and other current assets.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately zero and $159,000 as of September 30, 2019 and December 31, 2018, respectively, relate primarily to the Company’s 2019 and 2018 events. The Company does not recognize this revenue until the conventions or distributor events occur.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest as of September 30, 2019 and December 31, 2018 are approximately $381,000 and $400,000, respectively, and are included in prepaid expenses and other current assets on the Company’s balance sheets.

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

Concentrations

Vendor Concentration

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the three months ended September 30, 2019, the Company’s commercial coffee segment made purchases from three vendors, H&H Export, INTL FCStone, Inc., and Sixto Packaging, Inc. that individually comprised more than 10% of total purchases and in aggregate approximated 71% of total purchases made by the commercial coffee segment. For the nine months ended September 30, 2019, the Company’s commercial coffee segment made purchases of approximately 88% of total coffee segment purchases from green coffee producers, where H&H Export serves as their agent.

For the three months ended September 30, 2018, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Rothfos Corporation that individually comprised more than 10% of total purchases and in aggregate approximated 63% of total purchases made by the commercial coffee segment. For the nine months ended September 30, 2018, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Rothfos Corporation, that individually comprised more than 10% of total purchases and in aggregate approximated 86% of total purchases made by the commercial coffee segment.

For the three months ended September 30, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 39% of total purchases made by the direct selling segment. For the nine months ended September 30, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 41% of total purchases made by the direct selling segment.

For the three months ended September 30, 2018, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total purchases and in aggregate approximated 38% of total purchases made by the direct selling segment. For the nine months ended September 30, 2018, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total purchases and in aggregate approximated 42% of total purchases made by the direct selling segment.

For the three months ended September 30, 2019, the Company’s commercial hemp segment made purchases from two vendors, Bio Processing Corp., and AMAZON Hose & Rubber Company, that individually comprised more than 10% of total purchases and in aggregate approximated 50% of total purchases made by the commercial hemp segment. For the nine months ended September 30, 2019, the Company’s commercial hemp segment made purchases from one vendor, Bio Processing Corp., that individually comprised more than 10% of total purchases and in aggregate approximated 35% of total purchases made by the commercial hemp segment.

Customer Concentration

For the three months ended September 30, 2019, the Company’s commercial coffee segment had four customers, H&H Export, Topco Associates, LLC, Carnival Cruise Lines and Super Store Industries that individually comprised more than 10% of revenue and in aggregate approximated 64% of total revenue generated by the commercial coffee segment. For the nine months ended September 30, 2019, the Company’s commercial coffee segment had one customer, H&H Export that individually comprised more than 10% of revenue and in aggregate approximated 74% of total revenue generated by the commercial coffee segment.

For the three months ended September 30, 2018, the Company’s commercial coffee segment had three customers, H&H Export, Rothfos Corporation and Carnival Cruise Lines that individually comprised more than 10% of revenue and in aggregate approximated 48% of total revenue generated by the commercial coffee segment. For the nine months ended September 30, 2018, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 57% of total revenue generated by the commercial coffee segment.

For the three months ended September 30, 2019, the Company’s commercial hemp segment had four customers, Air Spec, The Fishel Company, Carolina Botanicals and Xtraction Services, that individually comprised more than 10% of revenue and in aggregate approximated 75% of total revenue generated by the commercial hemp segment. For the nine months ended September 30, 2019, the Company’s commercial hemp segment had three customers, Xtraction Services, Air Spec and David Shin that individually comprised more than 10% of revenue and in aggregate approximated 58% of total revenue generated by the commercial hemp segment.

The direct selling segment did not have any customers during the three and nine months ended September 30, 2019 that comprised more than 10% of revenue.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates. The contracts as of September 30, 2019, have minimum future purchase commitments of approximately $5,767,000. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The fees can average approximately $0.01 per pound for every month of delay. To date the Company has not incurred such fees.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. Topic 606 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provision of this guidance using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under Topic 606. The Company’s accounting policies did not change materially as a result of applying the principles of revenue recognition from Topic 606 and are largely consistent with existing guidance and current practices applied by the Company. (See Note 3)

Reclassification

Certain account balances from prior periods have been reclassified in these condensed consolidated statements to conform to current period classifications.  Such reclassifications include a presentation adjustment to increase the change in the inventory reserve and to decrease the change in inventory in operating activities on the condensed consolidated statement cash flows for nine months ended September 30, 2018 by $1,530,000. This reclassification did not affect net cash used in operating activities for the nine months ended September 30, 2018 or any changes to the financial statements or disclosures herein.

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

Potentially dilutive securities for the three and nine months ended September 30, 2019 were 10,988,108. Potentially dilutive securities were 8,053,426 for the three and nine months ended September 30, 2018.

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three and nine months ended September 30, 2019, the Company recorded net of tax gain of approximately $27,000 and $1,529,000, on the valuation of the Warrant Derivative Liability which has a dilutive impact on loss per share, respectively.

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018

Loss per Share – Basic
Numerator for basic loss per share	$(7,959,000)	$(9,888,000)	$(20,308,000)	$(12,855,000)
Denominator for basic loss per share	30,035,182	21,686,085	28,924,305	20,986,151
Loss per common share - basic	$(0.27)	$(0.46)	$(0.70)	$(0.61)

Loss per Share - Diluted
Numerator for basic loss per share	$(7,959,000)	$(9,888,000)	$(20,308,000)	$(12,855,000)
Adjust: Fair value of dilutive warrants outstanding	(27,000)	-	(1,529,000)	-
Numerator for dilutive loss per share	$(7,986,000)	$(9,888,000)	$(21,837,000)	$(12,855,000)

Denominator for basic loss per share	30,035,182	21,686,085	28,924,305	20,986,151
Adjust: Incremental shares underlying “in the money” warrants outstanding	4,494	-	79,026	-
Denominator for dilutive loss per share	30,039,676	21,686,085	29,003,331	20,986,151
Loss per common share - diluted	$(0.27)	$(0.46)	$(0.75)	$(0.61)

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Finished goods	$14,124	$11,300
Raw materials	12,142	12,744
Total inventory	26,266	24,044
Reserve for excess and obsolete	(3,157)	(2,268)
Inventory, net	$23,109	$21,776

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

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows (in thousands):

Leases	Classification	September 30, 2019
		(unaudited)
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,443
Finance lease right-of-use assets	Property and equipment, net at cost, net of accumulated depreciation (1)	1,929
Total leased assets		$9,372
Liabilities
Current
Operating	Operating lease liabilities, current portion	$1,484
Finance	Finance lease liabilities, current portion	921
Noncurrent
Operating	Operating lease liabilities, net of current portion	5,959
Finance	Finance lease liabilities, net of current portion	593
Total lease liabilities		$8,957

(1)	Finance lease right-of-use assets are recorded net of accumulated amortization of approximately $710,000 as of September 30, 2019.

Lease cost is recognized on a straight-line basis over the lease term (in thousands):

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 30, 2019 (unaudited)	September 30, 2018 (unaudited)	September 30, 2019 (unaudited)	September 30, 2018 (unaudited)
Operating lease cost	SG&A expenses	$420	$-	$962	$-
Finance lease cost
Amortization of leased assets	Depreciation and amortization	84	-	274	-
Interest on lease liabilities	Net interest expense	30	-	101	-
Net lease cost		$534	$-	$1,337	$-

As of September 30, 2019, scheduled annual lease payments were as follows (unaudited) (in thousands):

	Operating Leases	Finance Leases
Year ending December 31:
October 1 through December 31, 2019	$474	$402
2020	1,780	860
2021	1,520	332
2022	1,086	18
2023	628	13
Thereafter	3,557	9
Total lease payments	9,045	1,634
Less imputed interest	(1,602)	(120)
Present value of lease liabilities	$7,443	$1,514

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

Lease Term and Discount Rate	September 30, 2019 (unaudited)
Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	1.9
Weighted-average discount rate
Operating leases	5.5%
Finance leases	4.6%

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

Commercial Coffee - Roasted Coffee

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

Commercial Hemp

The commercial hemp segment provides end to end extraction and processing via the Company’s proprietary systems that allow for the conversion of hemp feedstock into hemp oil and hemp extracts.  The primary focus of the segment is to generate revenue through sales of extraction services and end to end processing services for the conversion of hemp feedstock and hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the Company’s extraction and processing systems.

Segment Revenue

The Company operates in three primary segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where products are sold directly to businesses and the commercial hemp segment.

The following table summarizes revenue disaggregated by segment (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018

Direct Selling Segment	$30,256	$34,280	$95,800	$106,437
Commercial Coffee - roasted coffee	2,934	3,017	9,003	8,597
Commercial Coffee - green coffee	643	1,785	38,676	11,297
Commercial Hemp	184	-	525	-
Total revenue	$34,017	$39,082	$144,004	$126,331

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

As of September 30, 2019 and December 31, 2018, the balance in deferred revenues was approximately $2,005,000 and $2,312,000, respectively. The Company records deferred revenue related to its direct selling segment which is primarily attributable to the Heritage Makers product line and represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. In addition, deferred revenues include future Company convention and distributor events.

Deferred revenue related to the commercial coffee segment represents deposits on customer orders that have not yet been completed and shipped. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement FOB shipping point. (See Note 1)

Of the deferred revenue balance as of the year ended December 31, 2018, the Company recognized revenue of approximately $338,000 and $1,070,000 from the Heritage Makers product line during the three and nine months ended September 30. 2019, respectively. The company recognized approximately $228,000 of deferred revenue from the direct selling segment for the three and nine months ended September 30, 2019.

There were no deferred revenues recognized with the commercial coffee or the commercial hemp segments for the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Company entered into one acquisition, which is detailed below. The acquisition was conducted in an effort to expand the Company’s operations into the field of commercial hemp business.

2019 Acquisitions

Khrysos Global, Inc.

On February 12, 2019, the Company and Khrysos Industries, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH collectively, acquired by the Company provides end to end extraction and processing via proprietary systems that allow for the conversion of hemp feedstock into hemp oil and hemp extracts.  Additionally, KII offers various rental, sales, and service programs of KII’s extraction and processing systems.

The consideration payable for the assets of the Seller and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Seller and LD in such manner as they determine at their discretion.

At closing, Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a value of $14,000,000 for the purposes of the AEPA or $12,649,000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, the Company agreed to pay the Seller, LD and the Representing Party an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

In addition, the Company agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of the Company’s common stock and the approval of The Nasdaq Stock Market (collectively, the “Contingent Consideration Warrants”) consisting of six (6) six-year warrants, to purchase 500,000 shares of common stock each, for an aggregate of 3,000,000 shares of common stock at an exercise price of $10 per share exercisable upon reaching certain levels of cumulative revenue or cumulative net income before taxes by the business during any of the years ending December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

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

The Contingent Consideration Warrants discussed above are subject to vesting based upon the achievement of various sales milestones and only if the sellers do not terminate their services.  As such, the Contingent Consideration Warrants were considered equity-based compensation for future services and not considered contingent consideration in the calculation of the purchase price.

The costs related to the acquisition are included in legal and accounting fees and were expensed as incurred.

Revenues from the commercial hemp segment included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 were approximately $184,000 and $525,000, respectively.

Note 5. Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of distributor organizations, trademarks and tradenames, customer relationships, internally developed software and non-compete agreement.  The Company's acquired intangible assets, which are subject to amortization over their estimated useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value.

Intangible assets consist of the following (in thousands):

	September 30, 2019 (unaudited)			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,559	$10,202	$4,357	$14,559	$9,575	$4,984
Trademarks and trade names	9,964	2,507	7,457	7,337	1,781	5,556
Customer relationships	16,027	6,708	9,319	10,398	5,723	4,675
Internally developed software	720	633	87	720	558	162
Non-compete agreement	956	93	863	-	-	-
Intangible assets	$42,226	$20,143	$22,083	$33,014	$17,637	$15,377

Amortization expense related to intangible assets was approximately $1,249,000 and $724,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets was approximately $2,505,000 and $2,416,000 for the nine months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2018, the Company recorded an impairment of intangible assets of $2,200,000 in conjunction with our 2017 acquisition of BeautiControl. In determining the fair value of the assets acquired and the purchase price, initially it was based on a number of products to be made available to the Company through collaboration with the seller, and ensuring active participation by BeautiControl’s distributor organization. Delays in the Company’s ability to access many key products substantially reduced the potential to deliver the revenues initially anticipated. As a result of this, when the Company re-assessed the contingent liability as of September 30, 2018 the Company recorded an adjustment to reduce the contingent liability by approximately $2,200,000 and recorded a corresponding reduction to the contingent liability revaluation expense included in general and administrative expense. The Company also determined that the underlying intangible assets were impaired and recorded an adjustment to reduce the related intangible assets of approximately $2,200,000 resulting in a corresponding loss on impairment on the Company’s condensed statements of operations for the three and nine months ended September 30, 2018.

Trademarks and trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. As of September 30, 2019 and December 31, 2018, approximately $1,649,000 in trademarks and trade names from business combinations have been identified as having indefinite lives.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of September 30, 2019 and December 31, 2018 is approximately $10,676,000 and $6,323,000, respectively. There were no triggering events indicating impairment of goodwill or intangible assets during the nine months ended September 30, 2019 and 2018.

Goodwill consists of the following (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Goodwill, commercial hemp	4,353	-
Total goodwill	$10,676	$6,323

Note 6.  Notes Payable and Other Debt

Short-term Debt

On July 18, 2018, the Company entered into lending agreements (the “Lending Agreements”) with three (3) separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments were comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the Lending Agreements was approximately $504,000 as of December 31, 2018 and was included in other current liabilities on the Company’s balance sheet as of December 31, 2018. In March 2019 the loans were paid in full.

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

The Company recorded debt discounts of approximately $139,000 related to the fair value of warrants issued in the transaction and $212,000 of transaction issuance costs to be amortized to interest expense over the life of the Notes. The Company recorded approximately $41,000 and $83,000 amortization of the debt discounts during the three and nine months ended September 30, 2019, respectively and is recorded as interest expense in the condensed consolidated statements of operations. As of September 30, 2019, the remaining balance of the debt discount is approximately $269,000.

Credit Note

On December 13, 2018, the Company’s wholly-owned subsidiary, CLR, entered into a credit agreement with Mr. Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”) secured by its green coffee inventory under a security agreement, dated December 13, 2018, with Mr. Grover and CLR’s subsidiary, Siles.

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

All fees, warrants and costs paid to Mr. Grover and the advisor and all direct costs incurred by the Company are recognized as a debt discount to the funded Credit Note and are amortized to interest expense using the effective interest method over the term of the Credit Note. The Company recognized an initial debt discount of approximately $1,469,000 related to the initial fair value of warrants issued in the transaction and $175,000 of transaction issuance costs. The Company recognized approximately $182,000 and $503,000 amortization of the debt discount during the three and nine months ended September 30, 2019, respectively, which was included in interest expense in the condensed consolidated statements of operations. As of September 30, 2019, the remaining unamortized debt discount is approximately $1,111,000.

2400 Boswell Mortgage

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years with interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. As of September 30, 2019, the interest rate was 8.0%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of September 30, 2019, the balance on the long-term mortgage is approximately $3,162,000 and the balance on the promissory note is zero.

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid. As of September 30, 2019 and December 31, 2018, the carrying value of the liability was approximately $1,037,000 and $1,071,000, respectively. The interest associated with the note for the three and nine months ended September 30, 2019 and 2018 was minimal.

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos, the Company assumed an interest only mortgage in the amount of $350,000, due in September 2021, and bears an interest rate of 8.0%. In addition, the Company assumed a mortgage of approximately $177,000, due in June 2023, and bears an interest rate of 7.0% per annum. As of September 30, 2019, the remaining aggregate mortgage balance is approximately $525,000.

In February 2019, Khrysos purchased a 45-acre tract of land in Groveland, Florida, for $750,000, upon which Khrysos intends to build a R&D facility, greenhouse and allocate a portion for farming. Khrysos paid approximately $303,000 as a down payment and assumed a mortgage of $450,000. The entire balance is due in February 2024 and bears interest at 6.0% per annum. As of September 30, 2019, the remaining mortgage balance is approximately $443,000.

Khrysos Acquisition Liability Payable

In conjunction with the Company’s acquisition of Khrysos, the Company agreed to pay the sellers in cash $2,000,000 towards the AEPA with an initial payment of $500,000 which was paid at closing in February 2019. Thereafter, the sellers are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. As of September 30, 2019, the Company’s remaining liability of $1,000,000 is outstanding and is recorded on the balance sheet in accrued expenses. (See Note 4)

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of approximately $79,000 as of September 30, 2019, which mature at various dates through 2023.

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

The Agreement contains certain financial and nonfinancial covenants with which the Company must comply to maintain its borrowing availability and avoid penalties. As of September 30, 2019, the Company is in compliance with all financial and nonfinancial covenants.

The outstanding principal balance of the Agreement will bear interest based upon a year of 360 days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. As of September 30, 2019, the interest rate was 7.5%. In addition, other fees are incurred for the maintenance of the loan in accordance with the Agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The Agreement is effective until November 16, 2020.

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

The Company’s outstanding line of credit liability related to the Agreement was approximately $1,981,000 as of September 30, 2019 and $2,256,000 as of December 31, 2018.

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

The Company’s contingent acquisition debt as of September 30, 2019 and December 31, 2018 is approximately $7,017,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment. (See Note 9)

Note 7. Convertible Notes Payable

Total convertible notes payable as of September 30, 2019 and December 31, 2018, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
8% Convertible Notes (2014 Notes), principal	$25	$750
Debt discounts	-	(103)
Carrying value of 2014 Notes	25	647

6% Convertible Notes (2019 PIPE Notes), principal	3,090	-
Debt discounts	(498)	-
Carrying value of 2019 PIPE Notes	2,592	-

Total carrying value of convertible notes payable	$2,617	$647

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the condensed consolidated balance sheets.

July 2014 Private Placement

Between July 31, 2014 and September 10, 2014 the Company entered into Note Purchase Agreements (the “2014 Note” or “2014 Notes”) related to its private placement offering (“2014 Private Placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five (5) year senior secured convertible note in the aggregate principal amount of $4,750,000 that are convertible into 678,568 shares of our common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 Notes bore interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due between July and September 2019.

The Company had the right to prepay the 2014 Notes at any time after the one-year anniversary date of the issuance of the 2014 Notes at a rate equal to 110% of the then outstanding principal balance and any unpaid accrued interest. The 2014 Notes are secured by Company pledged assets and rank senior to all debt of the Company other than certain senior debt that has been previously identified as senior to the convertible notes. Additionally, Stephan Wallach, the Company’s Chief Executive Officer, has also personally guaranteed the repayment of the 2014 Notes, subject to the terms of a Guaranty Agreement executed by him with the investors.  In addition, Mr. Wallach has agreed not to sell, transfer or pledge 1.5 million shares of the common stock that he owns so long as his personal guaranty is in effect.

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

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of September 30, 2019 and December 31, 2018 the remaining balance of the debt discounts was approximately zero and $94,000, respectively. The Company recorded approximately $94,000 and $713,000 amortization of the debt discounts during the nine months ended September 30, 2019 and 2018, respectively, and is recorded as interest expense.

With respect to the 2014 Private Placement, the Company paid approximately $490,000 in expenses including placement agent fees. The issuance costs are amortized to interest expense over the term of the 2014 Notes. The unamortized issuance costs recognized with the Debt Exchange was approximately $63,000. As of September 30, 2019 and December 31, 2018 the remaining balance of the issuance costs is approximately zero and $10,000, respectively. The Company recorded approximately $10,000 and $73,000 of the debt discounts amortization during the nine months ended September 30, 2019 and 2018, respectively, and is recorded as interest expense.

During the three months ended September 30, 2019, the Company extended the maturity date of one of the 2014 Notes for one year, with interest being paid under the original terms of the 2014 Note. All other 2014 Notes have been settled. As of September 30, 2019 and December 31, 2018 the principal amount of $25,000 and $750,000 remains outstanding. (See Note 10)

January 2019 Private Placement

Between February 15, 2019 and July 12, 2019, the Company closed five tranches related to the January 2019 Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirty-one (31) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The placement agent received 15,450 shares of common stock for the closed tranches. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $671,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount is being amortized to interest expense over the term of the 2019 PIPE Notes. During the nine months ended September 30, 2019 the Company recorded approximately $172,000 of amortization related to the debt discounts.

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

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying condensed consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $2,457,000 and an increase of $5,538,000 for the three months ended September 30, 2019 and 2018, respectively. The changes to the derivative liability for warrants resulted in a decrease of $4,344,000 and an increase of $4,634,000 for the nine months ended September 30, 2019 and 2018, respectively.

The estimated fair value of the outstanding warrant liabilities is $2,699,000 and $9,216,000 as of September 30, 2019 and December 31, 2018, respectively.

The estimated fair value of the warrants was computed as of September 30, 2019 and December 31, 2018 using the Monte Carlo option pricing model with the following assumptions:
	September 30, 2019 (unaudited)	December 31, 2018
Stock price volatility	101%-106.3%	83.78%-136.76%
Risk-free interest rates	1.72%-1.78%	2.465%-2.577%
Annual dividend yield	0%	0%
Expected life	0.83-1.21 years	0.58-2.76

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

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2019 (unaudited)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$673	$-	$-	$673
Contingent acquisition debt, less current portion	6,344	-	-	6,344
Warrant derivative liability	2,699	-	-	2,699
Total liabilities	$9,716	$-	$-	$9,716

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$795	$-	$-	$795
Contingent acquisition debt, less current portion	7,466	-	-	7,466
Warrant derivative liability	9,216	-	-	9,216
Total liabilities	$17,477	$-	$-	$17,477

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2018	$9,216
Issuance (Note 10)	398
Adjustments to estimated fair value	(4,344)
Adjustments related to warrant exercises	(1,077)
Adjustments related to the reclassification of warrants to equity	(1,494)
Balance at September 30, 2019 (unaudited)	$2,699

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Contingent Consideration
Balance at December 31, 2018	$8,261
Liabilities acquired	-
Liabilities settled	(333)
Adjustments to liabilities included in earnings	(911)
Adjustment to purchase price	-
Balance at September 30, 2019 (unaudited)	$7,017

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and nine months ended September 30, 2019, the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $478,000 and approximately $911,000, respectively, and is included in the Company’s statements of operations in general and administrative expense. During the three and nine months ended September 30, 2018, the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $2,618,000 and approximately $4,076,000, respectively.

Note 10.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated; “Common Stock” and “Preferred Stock”.

The total number of shares of stock which the Company has authority to issue is 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 161,135 shares have been designated as Series A convertible preferred stock, par value $0.001 per share (“Series A Convertible Preferred Stock”), 1,052,631 has been designated as Series B convertible preferred stock (“Series B Convertible Preferred Stock”), 700,000 has been designated as Series C convertible preferred stock (“Series C Convertible Preferred Stock”) and 460,000 has been designated as Series D cumulative redeemable perpetual preferred stock (“Series D Cumulative Preferred Stock”).

Common Stock

As of September 30, 2019 and December 31, 2018 there were 30,270,360 and 25,760,708 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Stock Offering

On February 7, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The gross proceeds were $1,750,000. Consulting fees to the Placement Agent for arranging the Purchase Agreement included the issuance of 5,000 shares of restricted shares of the Company’s common stock, and three-year warrants to purchase 100,000 shares of common stock expiring in February 2022 priced at $10.00. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued to the selling agent to be $324,000 at the time of issuance as direct issuance costs and recorded in equity. No cash commissions were paid.

Between February 15, 2019 and July 12, 2019, the Company closed five tranches related to the 2019 January Private Placement debt offering, pursuant to which the Company offered for up to a maximum of $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving in addition to a 2019 PIPE Notes, 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirty-one (31) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The placement agent received 15,450 shares of common stock for the closed tranches. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Note, at a conversion price of $10.00 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

On March 18, 2019, the Company issued 8% Notes to two accredited investors that the Company had a substantial pre-existing relationship with and from whom the Company raised cash proceeds in the aggregate of $2,000,000. In addition to the 8% Notes, the Company issued 20,000 shares of common stock for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00. The 8% Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The Company issued an aggregate of 40,000 shares of common stock and warrants to purchase an aggregate of 40,000 shares of common stock with the 8% Notes in the principal amount of $2,000,000.

On June 17, 2019, the Company entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock at an offering price of $5.50 per share. The gross proceeds were $1,375,000. The Company did not pay consulting fees in this transaction.

Issuance of additional common shares and repricing of warrants related to 2018 Private Placement

On March 13, 2019, the Company determined that three of the investors of the Company’s August 2018 Private Placement became eligible to receive additional shares of the Company’s common stock as it was referred to in their respective Purchase Agreement as True-up Shares. Total number of additional shares issued to those three investors was 44,599 shares of the Company’s common stock. In addition, the exercise price of the warrants issued at their respective closings is reset pursuant to the terms of the warrants to exercise prices ranging from $4.06 to $4.44 from the exercise price at issuance of $4.75.

Convertible Preferred Stock

Series A Convertible Preferred Stock

The Company has 161,135 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2019, and December 31, 2018 and accrued dividends of approximately $3,000 and $137,000, respectively. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at a rate of 8.0% per year, payable annually either in cash or shares of the Company's common stock at the Company's election. Each share of Series A Convertible Preferred is convertible into common stock at a conversion rate of 0.10. The holders of Series A Convertible Preferred are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A Convertible Preferred have no voting rights, except as required by law.

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

The Company has 129,332 and 129,437 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2019 and December 31, 2018, respectively. The holders of the Series B Convertible Preferred Stock are entitled to receive cumulative dividends on the Series B Convertible Preferred Stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018. The Company’s board of directors has declared an annual cash dividend of $0.48 per share or a quarterly dividend of $0.12 per share on the Series B Convertible Preferred Stock. As of December 31, 2018, accrued dividends were approximately $11,000. As of September 30, 2019, accrued dividends were approximately $15,000, payable to shareholders of record as of September 30, 2019, which was paid October 2, 2019.

Series C Convertible Preferred Stock

Between August 17, 2018 and October 4, 2018, the Company closed three tranches of its Series C Offering, pursuant to which the Company sold 697,363 shares of Series C Convertible Preferred Stock at an offering price of $9.50 per share and agreed to issue two-year warrants (the “Preferred Warrants”) to purchase up to 1,394,726 shares of the Company’s common stock at an exercise price of $4.75 per share to Series C Preferred holders that voluntarily convert their shares of Series C Convertible Preferred Stock to the Company’s common stock within two-years from the issuance date. Each share of Series C Convertible Preferred Stock was initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into two (2) shares of common stock and was automatically convertible into two (2) shares of common stock on its two-year anniversary of issuance.

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

Upon liquidation, dissolution or winding up of the Company, each holder of Series C Convertible Preferred Stock was entitled to receive a distribution, to be paid in an amount equal to $9.50 for each and every share of Series C Convertible Preferred Stock held by the holders of Series C Convertible Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of common stock, the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock or any other class or series of stock ranking junior to the Series C Convertible Preferred Stock.

The shares of Series C Convertible Preferred Stock issued in the Series C Offering were sold pursuant to the Company’s Registration Statement, which was declared effective with the SEC on December 10, 2018.

Pursuant to the Certificate of Designation, the Company agreed to pay cumulative dividends on the Series C Convertible Preferred Stock from the date of original issue at a rate of 6.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. In 2018, a total of approximately $51,000 of dividends was paid to the holders of the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranked senior to the Company’s outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series C Convertible Preferred Stock had no voting rights.

The contingent obligation to issue warrants is considered an outstanding equity-linked financial instrument and was therefore recognized as equity classified warrants, initially measured at relative fair value of approximately $3,727,000, resulting in an initial discount to the carrying value of the Series C Convertible Preferred Stock.

Due to the reduction of allocated proceeds to the contingently issuable common stock warrants and Series C Convertible Preferred Stock, the effective conversion price of the Series C Convertible Preferred Stock was less than the Company’s common stock price on each commitment date, resulting in an aggregate beneficial conversion feature of approximately $3,276,000, which reduced the carrying value of the Series C Convertible Preferred Stock. Since the conversion option of the Series C Convertible Preferred Stock was immediately exercisable, the beneficial conversion feature was immediately accreted as a deemed dividend, resulting in an increase in the carrying value of the C Convertible Preferred Stock of approximately $3,276,000.

The Series C Convertible Preferred Stock was automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption was outside of the Company’s control, the Series C Convertible Preferred Stock was classified in temporary equity at issuance. All of the Series C Convertible Preferred shares were converted to common stock during 2018 and the Company has issued 1,394,726 warrants. As of December 31, 2018, no shares of Series C Convertible Preferred Stock remain outstanding.

Series D Cumulative Preferred Stock

On September 24, 2019, the Company closed a firm commitment public offering in which the Company issued and sold a total of 333,500 shares of its 9.75% Series D Cumulative Preferred Stock, par value $0.001 per share, at a price to the public of $25.00 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreement that the Company entered into on September 19, 2019 with The Benchmark Company, LLC, as representative of the several underwriters named herein.  The 333,500 shares of the Series D Cumulative Preferred Stock that were sold included 43,500 shares sold pursuant to the overallotment option that the Company granted to the underwriters that was exercised in full.

The Series D Cumulative Preferred Stock was approved for listing on the NASDAQ Capital Market under the symbol “YGYIP,” and trading the Series D Cumulative Preferred Stock on NASDAQ commenced on September 20, 2019.  The net proceeds to the Company from the Offering were approximately $7,323,000 after deducting underwriting discounts and commissions and expenses which were paid by the Company.

Pursuant to the Certificate of Designations, a total of 460,000 shares of the Preferred Stock is designated as Series D Cumulative Preferred Stock. As of September 30, 2019, the Company has available for issuance an additional 126,500 shares of Series D Cumulative Preferred Stock. The Series D Cumulative Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The holders of the Series D Cumulative Preferred Stock are entitled to cumulative dividends from the first day of the calendar month in which the Series D Cumulative Preferred Stock is issued and payable on the fifteenth day of each calendar month, when, as and if declared by the Company's board of directors. The Company’s board of directors has declared an annual cash dividend of $2.4375 per share or a monthly dividend of $0.203125 per share on the Series D Cumulative Preferred Stock. As of September 30, 2019, accrued dividends were approximately $68,000, payable to shareholders of record as of September 30, 2019, which was paid October 15, 2019.

Upon liquidation, dissolution or winding up of the Company, each holder of Series D Cumulative Preferred Stock would be entitled to receive a distribution, to be paid in an amount equal to $25.00 per share held by the holders of Series D Cumulative Preferred Stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock, the Series C Convertible Preferred Stock or any other class or series of stock ranking junior to the Series D Cumulative Preferred Stock.

The Company has 333,500 shares of Series D Cumulative Preferred Stock outstanding as of September 30, 2019. The Series D Cumulative Preferred Stock is not redeemable by the Company prior to September 23, 2022, except upon a Change of Control (as defined in the Certificate of Designations). On and after such date, the Company may, at its option, redeem the Series D Cumulative Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem the Series D Cumulative Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Holders of the Series D Cumulative Preferred Stock generally have no voting rights.

Advisory Agreements

The Company records the fair value of common stock and warrants issued in conjunction with investor relations advisory service agreements based on the closing stock price of the Company’s common stock on the measurement date. The fair value of the stock issued is recorded through equity and prepaid advisory fees and amortized over the life of the service agreement when applicable. The stock issuance expense associated with the amortization of advisory fees is recorded as equity issuance expense and is included in general and administrative expense on the Company’s Condensed Consolidated Statements of Operations.

ProActive Capital Resources Group, LLC

On September 1, 2015, the Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”), pursuant to which PCG agreed to provide investor relations services for six months in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. Subsequent to the September 1, 2015 initial agreement, the agreement was extended through August 2018 under six-month incremental service agreements under the same terms with the monthly cash payments of $6,000 per month and 5,000 shares of restricted common stock for every six months of service performed.

As of September 30, 2018, the Company issued 30,000 shares of restricted common stock in connection with this agreement. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $7,000 and $31,000, respectively. The Company did not further extend this agreement subsequent to August 2018.

Ignition Capital, LLC

On April 1, 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of twenty-one months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement.

During the three months ended September 30, 2019 and 2018 the Company recorded expense of approximately $29,000 and $29,000, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded expense of approximately $89,000 and $59,000, respectively, in connection with amortization of the stock issuance.

Effective March 1, 2019, the April 1, 2018 agreement was amended to provide Ignition additional compensation of 55,000 shares of the Company’s common stock for advisory fees and 5,000 shares of the Company’s common stock were issued in conjunction with one of the Company’s equity transactions. In addition, the Company issued under the March 1, 2019 agreement a warrant convertible upon exercise to 200,000 shares of the Company’s common stock, exercisable at $10.00 per share for a period of three years, for services provided by Ignition as of the amendment date. The fair value of the shares and the warrant issued was approximately $384,000 and $414,000, respectively, and was recognized as equity issuance expense for the three and nine months ended September 30, 2019.

Greentree Financial Group, Inc.

On March 27, 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of twenty-one months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued is approximately $311,000 and is recorded as prepaid advisory fees and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets and is amortized on a pro-rata basis over the term of the agreement. During both the three months ended September 30, 2019 and 2018 the Company recorded expense of approximately $44,000. During the nine months ended September 30, 2019 and 2018, the Company recorded expense of approximately $134,000 and $88,000, respectively, in connection with amortization of the equity issuance expense.

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

During the three months ended September 30, 2019 and 2018, the Company recorded expense of approximately $129,000 and $70,000, respectively, in connection with amortization of the equity issuance expense. During the nine months ended September 30, 2019 and 2018, the Company recorded expense of approximately $386,000 and $70,000, respectively, in connection with amortization of the equity issuance expense.

On January 9, 2019, the Company executed the second amendment to the agreement with Capital Market, pursuant to which, the aggregate base fee increased to $525,000, and the Company issued an additional 75,000 of restricted common stock. In addition, the Company issued to Capital Market a four-year warrant to purchase 925,000 shares of the Company’s common stock at $6.00 per share vesting 50% at issuance on January 9, 2019 and 25% on January 9, 2020 and 25% on January 9, 2021. The fair value of the vested portion of the warrant was approximately $2,197,000 and was recorded as equity on the Company’s balance sheet as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recorded expense of approximately $270,000 and $2,197,000, respectively, in connection with amortization of equity issuance expense related to the vesting of the warrant.

During the nine months ended September 30, 2019, the Company recorded expense of approximately $100,000 in connection with the base fee. No expense was recorded during the three months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded expense of approximately $125,000 in connection with the base fee. The cash fee paid for advisory services is recorded as equity issuance expense and is included in general and administrative expense on the Company’s condensed consolidated statements of operations.

I-Bankers Securities Incorporated

On April 5, 2019, the Company entered into an agreement with I-Bankers Securities Incorporated (“I-Bankers”), pursuant to which I-Bankers agreed to provide financial advisory services for a period of 12 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with the Company in accordance with the agreement. During the three and nine months ended September 30, 2019, the Company recorded expense of approximately $143,000 and $286,000, respectively, in connection with amortization of the stock issuance expense.

The Benchmark Company, LLC

On August 1, 2019, the board of directors approved the issuance of 20,000 shares of restricted common stock to The Benchmark Company, LLC for investment banking services provided to the Company. The fair value of shares issued was approximately $91,000 and was fully expensed in the three months ended September 30, 2019.

Corinthian Partners, LLC

On August 29, 2019, the Company issued 600 shares of restricted common stock to Corinthian Partners, LLC, the initial placement agent for the 2018 warrants issued with an offering, which represented 10% of the shares issued to certain investors. The fair value of shares issued was approximately $3,000 and was fully expensed in the three months ended September 30, 2019.

Warrants

As of September 30, 2019, warrants to purchase 6,238,182 shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. As of September 30, 2019, 5,949,118 warrants are exercisable and expire at various dates through March 2024 and have a weighted average remaining term of approximately 1.95 years and are included in the table below as of September 30, 2019.

The Company uses a combination of option-pricing models to estimate the fair value of the warrants including the Monte Carlo, Lattice and Black-Scholes.

A summary of the warrant activity for the nine months ended September 30, 2019 is presented in the following table:

Number of Warrants
Balance at December 31, 2018	5,876,980
Issued	1,415,000
Expired / cancelled	-
Exercised	(1,053,798)
Balance at September 30, 2019, outstanding	6,238,182
Balance at September 30, 2019, exercisable	5,949,118

Warrant Modification – loss on modification of warrants

On July 31, 2019, Carl Grover, who is also a related party to the Company acquired 600,242 shares of common stock, upon the partial exercise at $4.60 per share of a 2014 Warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received $2,761,113 from Mr. Grover and issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the remaining unexercised 2014 Warrant held by him to December 15, 2020 with respect to 182,366 shares of common stock. The 2014 Warrant was classified as a liability.

On July 31, 2019 one investor (the “July 2014 Investor”) from the Company’s 2014 Private Placement acquired 19,565 shares of the Company’s common stock upon exercise of their 2014 Warrant. The July 2014 Investor used the proceeds from their 2014 Note in the amount of $100,000 which was payable on July 31, 2019 by the Company and applied this amount to the exercise of the warrant. In connection with the exercise, the Company paid to the July 2014 Investor the remaining balance due on the 2014 Note with interest approximately $11,000 and issued as an inducement to exercise the 2014 Warrant an additional 2,500 shares of restricted common stock. The 2014 Warrant was classified as a liability.

On August 12, 2019, one investor (the “August 2014 Investor”) from the Company’s 2014 Private Placement acquired 48,913 shares of the Company’s common stock upon exercise of their 2014 Warrant. In connection with the exercise, the Company received $228,052 and issued as an inducement to exercise the 2014 Warrant an additional 5,750 shares of restricted common stock. The 2014 Warrant was classified as a liability.

The Company also agreed to amend a warrant issued to Brian Frank (the “Placement Agent”) on September 10, 2014, to purchase 44,107 shares of common stock at $7.00 per share and expiring on September 10, 2019, and a warrant issued to the Placement Agent on September 10, 2014, to purchase 60,407 shares of common stock at $4.60 per share of common stock and expiring on September 10, 2019 (collectively, the “Placement Agent Warrants”), to extend the expiration date of the Placement Agent Warrants to December 15, 2020 for his assistance in connection with the above transaction with Mr. Grover. The Placement Agent warrants were classified as equity.

On August 20, 2019, one investor from the Company’s Series C Offering acquired 63,156 shares of common stock of the Company, upon the exercise at $4.75 per share of a Preferred Warrant to purchase 63,156 shares of common stock held by them. In connection with such exercise, the Company received $299,991 from the investor, issued to the investor 6,000 shares of restricted common stock as an inducement fee. The Preferred Warrant was classified as equity.

The Company considered the guidance of ASC 470-20-40, Debt with Conversion and Other Options, ASC 505-50, Equity-Based Payments to Non-Employees and ASC 718-20-35, Awards Classified as Equity to determine the appropriate accounting treatment to record the impact of the modification of the warrants and the inducement shares issued upon the exercise of the warrants.

The Company concluded that the inducement of shares and the change in the terms of the warrants were considered modification of the warrant terms.

The liability classified warrants were measured before and after the modification with changes in the fair value recorded to earnings. The fair value of the inducement shares was recorded as a loss on modification of warrants and a credit to additional paid in capital/common stock.

Some of the equity-classified warrants were modified by issuing common shares, not called for by the warrant agreement, to induce exercise of the warrant. Other equity-classified warrants, such as the Placement Agent Warrants, were modified by increasing the exercise period of the warrants. All of these changes are considered modifications of the warrant terms.

These modifications result in the recognition of incremental fair value. Incremental fair value is equal to the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before it was modified. Based on the above guidance, the incremental fair value of the warrants is recognized immediately, as a non-operating expense, as the warrants are not subject to vesting conditions.

The fair value of the Placement Agent Warrants was estimated on July 29, 2019 (date of warrant maturity date modification) using a Black-Scholes option pricing model both before and after modification. The increase in fair value was recognized as a debit to loss on modification of warrants expense and a credit to additional paid-in capital. The fair value of the inducement shares issued with the Preferred Warrant was calculated as the number of shares issued times the per share price of the Company’s common stock on the exercise date of August 20, 2019. This amount was recorded as a loss on modification of warrants expense and a credit to additional paid-in capital/common stock.

The Company recorded a loss on modification of warrants expense for the three and nine months ended September 30, 2019, related to the above warrant modifications in the aggregate of approximately $876,000.

The Company concluded that the 2014 Warrant held by Mr. Grover would continue to be treated as a liability.

Stock Options

On May 16, 2012, the Company established the 2012 Stock Option Plan (“Plan”) authorizing the granting of options of common stock. On February 15, 2019, the Company’s board of directors received approval of the Company’s stockholders to further amend the 2012 Plan to increase the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the 2012 Plan from 4,000,000 to 9,000,000 shares authorized.

The purpose of the Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the Internal Revenue Code, in any combination (collectively, “Options”). At September 30, 2019, the Company had 3,718,375 shares of common stock available for issuance under the Plan.

A summary of the Plan stock option activity for the nine months ended September 30, 2019 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2018	2,394,379	$4.45	6.94	$3,049
Issued	2,727,562	6.51
Canceled / expired	(338,640)	4.98
Exercised	(110,304)	4.23		-
Outstanding September 30, 2019	4,672,997	$5.62	8.09	$534
Exercisable September 30, 2019	4,016,474	$5.79	8.09	$361

The weighted-average fair value per share of the granted options for the nine months ended September 30, 2019 was approximately $4.18.

Stock-based compensation expense included in the condensed consolidated statements of operations was approximately $583,000 and $373,000 for the three months ended September 30, 2019 and 2018, respectively, approximately and $12,226,000 and $618,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was approximately $1,476,000 of total unrecognized compensation expense related to unvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.04 years.

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

Restricted Stock Units

On August 9, 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock unit (“RSU’s”). Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. The fair value of each RSU’s issued to employees was based on the grant date closing stock price of $4.53 and is recognized as stock-based compensation expense over the vesting term of the award.

The Company adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for non-employee grants is based on the closing price of our common stock of $5.72 on December 31, 2018, which was the last business day before we adopted ASU 2018-07. See Note 1 above, Recently Adopted Accounting Pronouncements for further discussion of the Company’s adoption of ASU 2018-07.

As of September 30, 2019, none of the RSU’s have vested from the August 9, 2017 grant.

On August 15, 2019, the Company issued RSU’s for an aggregate of 50,000 shares of common stock, to one of its consultants. These shares of common stock will be issued upon vesting of the RSU’s. Vesting occurs monthly over a three-year period with the first vesting period commencing one month from the grant date. The fair value of the RSU’s issued to the consultant was based on the grant date closing stock price of $4.55 and is recognized as stock-based compensation expense over the vesting term of the award. During the three and nine months ended September 30, 2019, 1,389 RSU’s vested.

Number of Shares
Balance at December 31, 2018	475,000
Issued	50,000
Canceled	(67,500)
Vested	(1,389)
Balance at September 30, 2019	456,111

Stock-based compensation expense related to the RSU’s included in the condensed consolidated statements of operations was $78,000 and $97,000 for the three months ended September 30, 2019 and 2018, respectively, and $193,000 and $304,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,436,000, which will be recognized over a weighted average period of 3.86 years.

Note 11.  Segment and Geographical Information

The Company operates in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses, and commercial hemp segment provides end to end extraction and processing via the Company’s proprietary systems that allow for the conversion of hemp feedstock into hemp oil and hemp extracts.  The primary focus of the commercial hemp segment is to generate revenue through sales of extraction services and end to end processing services for the conversion of hemp feedstock and hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the Company’s extraction and processing systems.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Direct selling	$30,256	$34,280	$95,800	$106,437
Commercial coffee	3,577	4,802	47,679	19,894
Commercial hemp	184	-	525	-
Total revenues	$34,017	$39,082	$144,004	$126,331
Gross profit
Direct selling	$19,749	$23,622	$64,744	$73,444
Commercial coffee	(163)	90	7,635	662
Commercial hemp	152	-	130	-
Total gross profit	$19,738	$23,712	$72,509	$74,106
Operating income (loss)
Direct selling	$(3,997)	$(487)	$(17,090)	$1,670
Commercial coffee	(2,336)	(919)	632	(2,399)
Commercial hemp	(2,146)	-	(3,574)	-
Total operating loss	$(8,479)	$(1,406)	$(20,032)	$(729)
Net (loss) income
Direct selling	$(4,332)	$(2,788)	$(18,959)	$(2,656)
Commercial coffee	(1,397)	(5,622)	2,384	(8,676)
Commercial hemp	(2,145)	-	(3,606)	-
Total net loss	$(7,874)	$(8,410)	$(20,181)	$(11,332)
Capital expenditures
Direct selling	$594	$132	$674	$247
Commercial coffee	181	414	3,596	1,144
Commercial hemp	3,387	-	4,869	-
Total capital expenditures	$4,162	$546	$9,139	$1,391

	As of
	September 30, 2019 (unaudited)	December 31, 2018
Total assets
Direct selling	$43,564	$38,947
Commercial coffee	73,704	37,026
Commercial hemp	23,917	-
Total assets	$141,185	$75,973

Total property and equipment, net located outside the United States were approximately $8.1 million and $6.2 million as of September 30, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For the three months ended September 30, 2019 and 2018 approximately 16% and 14%, respectively, of the Company’s sales were derived from sales outside the United States. For the nine months ended September 30, 2019 and 2018 approximately 11% and 14%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
United States	$28,641	$33,600	$127,636	$108,973
International	5,376	5,482	16,368	17,358
Total revenues	$34,017	$39,082	$144,004	$126,331

Note 12.  Subsequent Events

Effective November 1, 2019, the Company acquired the assets of BeneYOU, LLC., (“BeneYOU”). BeneYOU is a nutritional and beauty product company that brings to the Company customers and distributors of Jamberry, Avisae and M.Global. BeneYOU’s, flagship brand Jamberry has an extensive line of nail products with a core competency in social selling where as Avisae focuses on the gut health, and M.Global delivers hydration products.

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

In the following text, the terms “the Company,” “we,” “our,” and “us” may refer, as the context requires, to Youngevity International, Inc. or collectively to Youngevity International, Inc. and its subsidiaries.

Overview

We operate in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where products are sold directly to businesses and the commercial hemp segment provides end to end extraction and processing via our proprietary systems that allow for the conversion of hemp feedstock into hemp oil and hemp extracts. During the year ended December 31, 2018, we operated in two business segments, our direct selling segment and our commercial coffee segment. During the first quarter of 2019, we through the acquisition of the assets of Khrysos Global, Inc. added a third business segment to our operations, the commercial hemp. Our three segments are listed below:

●
Direct selling business is operated through the following (i) domestic subsidiaries: AL Global Corporation, 2400 Boswell LLC and Youngevity Global LLC and (ii) foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). We also operate through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. We also operate subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

●
Commercial coffee business is operated through CLR Roasters, LLC (“CLR”) and its wholly-owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
Commercial hemp business is operated through our Khrysos Industries, Inc., a Delaware corporation. Khrysos Industries, Inc. (“KII”) acquired the assets of Khrysos Global Inc. a Florida corporation in February 2019 and the wholly-owned subsidiaries of Khrysos Global Inc., INXL Laboratories, Inc., a Florida corporation and INX Holdings, Inc., a Florida corporation.

We conduct our operations primarily in the United States. For the three months ended September 30, 2019 and 2018 approximately 16% and 14%, respectively, of our sales were derived from sales outside the United States. For the nine months ended September 30, 2019 and 2018 approximately 11% and 14%, respectively, of our sales were derived from sales outside the United States.

Direct Selling Segment

In the direct selling segment, we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products including, our recent Hemp FX™ hemp-derived cannabinoid product line, on a global basis and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers more than 5,600 products to support a healthy lifestyle including:

Nutritional supplements	Gourmet coffee
Weight management	Skincare and cosmetics
Health and wellness	Packaged foods
Lifestyle products (spa, bath, home and garden)	Pet care
Digital products including scrap and memory books	Telecare health services
Apparel and fashion accessories	Business lending services
Hemp-derived cannabinoid products

Since 2012 we have expanded our operations through a series of acquisitions of the assets and equity of twenty-four direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Commercial Coffee Segment

In the commercial coffee segment, we engage in the commercial sale of roasted coffee products and distribution of green coffee beans, through our subsidiary CLR. We own a traditional coffee roasting business that sells roasted coffee products under its own Café La Rica brand, Josie’s Java House Brand, Javalution brands and Café Cachita brand. CLR produces a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our direct selling business. CLR was established in 2001 and is our wholly-owned subsidiary. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers. In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the “Official Cafecito of the Miami Marlins” at Marlins Park in Miami, Florida. The current agreement with the Miami Marlins was through the 2019 baseball season with an option to renew for the 2020 season. In January 2019, CLR acquired the Café Cachita Brand of espresso and in February 2019 we announced the expansion of our Café Cachita brand of espresso into retail stores throughout Southeastern Grocers.  The new distribution footprint now includes all Winn Dixie, Bi-Lo, Fresco Y Mas, Save Mart and Harvey stores. In June 2019, we announced all-store distribution for CLR’s Javalution™ Hemp Infused Coffee Brand, scheduled to ship in the fourth quarter with the distribution footprint including Winn Dixie stores, Bi-Lo stores, Fresco Y Mas stores, and Harvey stores.

Our roasting facility located in Miami, Florida, is 50,000 square feet and is SQF Level 2 certified, which is a stringent food safety process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

In March 2014, we expanded our coffee segment and started our new green coffee distribution business with CLR’s acquisition of Siles Plantation Family Group, which is a wholly-owned subsidiary of CLR located in Matagalpa, Nicaragua. Siles Plantation Family Group includes “La Pita,” a dry-processing facility on approximately 26 acres of land and “El Paraiso,” a coffee plantation consisting of approximately 500 acres of land and thousands of coffee plants which produces 100 percent Arabica coffee beans that are shade grown, Organic, Rainforest Alliance Certified™ and Fair Trade Certified™.

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

Commercial Hemp Segment

In the commercial hemp segment, we are engaged in the CBD hemp extraction technology and equipment business. We develop, manufacture and sell equipment and related services to clients which enable them to extract CBD oils from hemp stock. In addition, through INX Laboratories, Inc., a wholly-owned subsidiary of KII, we own a laboratory testing facility that provides us with capabilities in regard to formulation, quality control, and testing standards with its CBD products. KII is now producing tinctures, balms, bath bombs, creams, ointments, in various potencies, as well as Javalution™ Hemp Infused Coffee Brand CBD coffee for CLR. KII has also entered into various supply contracts with clients to provide extraction services and end-to-end processing to produce water soluble isolate, distillate, and water-soluble distillate hemp derived products. These supply agreements include a five-year supply contract with revenues forecasted at $60 million through 2024 (based on current market conditions and, among other things, our ability to secure buyers for the produced product and the supplier's ability to supply the biomass for extraction and processing), and a one-year supply agreement expected to generate $19 million in revenues (based on current market conditions). KII also offers clients turnkey manufacturing solutions in extraction services and end-to-end processing systems.

Recent Events

Public Offering - 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock

On September 24, 2019, we closed a firm commitment public offering in which we issued and sold a total of 333,500 shares of our 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), at a price to the public of $25.00 per share, less underwriting discounts and commissions, pursuant to the terms of the Underwriting Agreement. (the “Underwriting Agreement”) that we entered into on September 19, 2019 with The Benchmark Company, LLC, as representative of the several underwriters named therein (the “Underwriters”). The 333,500 shares of Series D Preferred Stock that were sold included 43,500 shares sold pursuant to the overallotment option that we granted to the Underwriters that was exercised in full.

The Series D Preferred Stock was approved for listing on The NASDAQ Capital Market under the symbol “YGYIP,” and trading of the Series D Preferred Stock on NASDAQ commenced on September 20, 2019. The net proceeds from this offering were approximately $7,323,000 after deducting underwriting discounts and commissions and expenses which were paid by us.

New Acquisitions During the nine months ended September 30, 2019

New Acquisitions - Khrysos Global, Inc.

On February 12, 2019, we and Khrysos Industries, Inc., a Delaware corporation and our wholly-owned subsidiary (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH acquired by us provides end to end extraction and processing via proprietary systems that allow for the conversion of hemp feedstock into hemp oil and hemp extracts. Additionally, KII offers various rental, sales, and service programs of KII’s extraction and processing systems.

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

In addition, we agreed to issue to Representing Party, subject to the approval of the holders of at least a majority of the issued and outstanding shares of our common stock and the approval of The Nasdaq Stock Market (collectively, the “Contingent Consideration Warrants”) consisting of six (6) six-year warrants, to purchase 500,000 shares of common stock each, for an aggregate of 3,000,000 shares of common stock at an exercise price of $10.00 per share exercisable upon reaching certain levels of cumulative revenue or cumulative net income before taxes by the business during the any of the years ending December 31, 2019, 2020, 2021, 2022, 2023 or 2024.

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

Related Party Transactions

Carl Grover is the sole beneficial owner of in excess of five percent (5%) of our outstanding common shares. On July 31, 2019, Mr. Grover acquired 600,242 shares of our common stock upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, we received $2,761,113 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 31, 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

Mr. Paul Sallwasser is a member of the board directors. On August 14, 2019, Mr. Sallwasser acquired 14,673 shares of common stock upon the exercise at $4.60 per share of his 2014 warrant held by him. In connection with such exercise, Mr. Sallwasser applied $67,495 of the proceeds of his $75,000 2014 Note due to him from us as consideration for the warrant exercise. The warrant exercise proceeds to us would have been $67,495. We paid the balance owed to him under his 2014 Note of $8,260 in cash, which amount included accrued interest of the 2014 Note.

Overview of Significant Events

At-the-Market Equity Offering Program

On January 7, 2019, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), pursuant to which we may sell from time to time, at its option, shares of our common stock through Benchmark, (the “Sales Agent”), for the sale of up to $60,000,000 of shares of our common stock. We are not obligated to make any sales of common stock under the ATM Agreement and we cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. During the three and nine months ended September 30, 2019, we sold 16,524 and 17,524 shares of common stock under the ATM Agreement, respectively, and received $96,000 and $102,000, respectively. We pay the Sales Agent 3.0% commission of the gross sales proceeds.

Mill Construction Agreement

On January 15, 2019, CLR entered into the CLR Siles Mill Construction Agreement (the “Mill Construction Agreement”) with Hernandez, Hernandez, Export Y Company (“H&H”), and H&H Coffee Group Export Corp., (“H&H Export”), Alain Piedra Hernandez (“Hernandez”) and Marisol Del Carmen Siles Orozco (“Orozco”), together with H&H, H&H Export, Hernandez and Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45 acre tract of land in Matagalpa, Nicaragua (the “Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of common stock. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities (“Mill”) on the property for processing coffee in Nicaragua. As of September 30, 2019, we had made deposits of $3,510,000 towards the Mill, which is included in construction in process in property and equipment, net on our condensed consolidated balance sheet.

Amendment to Operating and Profit-Sharing Agreement

On January 15, 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. CLR engaged Hernandez and Orozco, the owners of H&H as employees to manage Siles. In addition, CLR and H&H, Hernandez and Orozco have agreed to restructure their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processing from La Pita, a leased mill, or the new mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. We issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of our common stock. Hernandez and Orozco are employees of CLR. The shares of common stock issued were valued at $7.50 per share.

Stock Offering

On February 6, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of our common stock at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to us were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of our common stock and 100,000 3-year warrants priced at $10.00. No cash commissions were paid.

On June 17, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of common stock at an offering price of $5.50 per share. The proceeds were $1,375,000. We did not pay consulting fees in this transaction.

Convertible Notes

Between February 15, 2019 and July 12, 2019, we closed five tranches related to the January 2019 Private Placement debt offering, pursuant to which we offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with thirty-one (31) accredited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The placement agent received 15,450 shares of common stock for the closed tranches. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10.00 per share (subject to adjustment for stock splits, stock dividends and reclassification of the common stock).

Promissory Notes

On March 18, 2019, we entered into a two-year Secured Promissory Note (the “8% Note or Notes”) with two accredited investors that we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. In consideration of the 8% Notes, we issued 20,000 shares of our common stock for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The 8% Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenues

For the three months ended September 30, 2019, our revenues decreased 13.0% to $34,017,000 as compared to $39,082,000 for the three months ended September 30, 2018. During the three months ended September 30, 2019, we derived approximately 89.0% of our revenue from our direct selling sales and approximately 10.5% of our revenue from our commercial coffee sales and approximately 0.5% from our commercial hemp segment. For the three months ended September 30, 2019, direct selling segment revenues decreased by $4,024,000 or 11.7% to $30,256,000 as compared to $34,280,000 for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in the number of ordering customers, partially offset by an increase in revenues from distributors due to an increase in the average order amount per distributor. For the three months ended September 30, 2019, commercial coffee segment revenues decreased by $1,225,000 or 25.5% to $3,577,000 as compared to $4,802,000 for the three months ended September 30, 2018. This decrease was attributed to lower revenues in our green coffee and roasted coffee businesses. During the three months ended September 30, 2019, there were no revenues related to the new 2019 green coffee contract that began shipping in January 2019 as CLR sold most of the green coffee purchased under this contract during the first half of 2019. For the three months ended September 30, 2019, our new commercial hemp segment recorded $184,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended September 30,		Percentage
Segment Revenues	2019	2018	Change
Direct selling	$30,256	$34,280	(11.7)%
As a % of Revenue	89.0%	87.7%	1.3%
Commercial coffee	3,577	4,802	(25.5)%
As a % of Revenue	10.5%	12.3%	(1.8)%
Commercial hemp	184	-	100.0%
As a % of Revenue	0.5%	-	100.0%
Total Revenues	$34,017	$39,082	(13.0)%

Cost of Revenues

For the three months ended September 30, 2019, overall cost of revenues decreased approximately 7.1% to $14,279,000 as compared to $15,370,000 for the three months ended September 30, 2018. The direct selling segment cost of revenues decreased 1.4% to approximately $10,507,000 when compared to $10,658,000 for the same period last year, primarily due to the decrease in revenues, partially offset by an increase in inventory reserve expense of $691,000. The commercial coffee segment cost of revenues decreased 20.6% to $3,740,000 when compared to $4,712,000 for the same period last year. This was primarily attributable to the decrease in green coffee cost of sales due to the lower green coffee revenues. The commercial hemp segment cost of revenues was $32,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit (Loss)

For the three months ended September 30, 2019, overall gross profit decreased approximately 16.8% to $19,738,000 as compared to $23,712,000 for the three months ended September 30, 2018. Overall gross profit as a percentage of revenues decreased to 58.0%, compared to 60.7% in the same period last year, primarily due to the decrease in revenues discussed above and the increase in inventory reserve expense of $691,000.

Gross profit in the direct selling segment decreased by 16.4% to $19,749,000 from $23,622,000 in the same period last year primarily as a result of the decrease in revenues discussed above and the increase in inventory reserve expense of $691,000. Gross profit as a percentage of revenues in the direct selling segment decreased to 65.3% for the three months ended September 30, 2019, compared to 68.9% in the same period last year.

Gross profit in the commercial coffee segment decreased to a loss of $163,000 compared to a profit of $90,000 in the same period last year. The decrease in gross profit in the commercial coffee segment was primarily due to the decrease in revenues discussed above and fixed costs that remained flat. Gross profit as a percentage of revenues in the commercial coffee segment decreased to (4.6)% for the three months ended September 30, 2019, compared to 1.9% in the same period last year.

Gross profit in the commercial hemp segment related to the February 12, 2019 acquisition was $152,000.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Three Months Ended September 30,		Percentage
Segment Gross Profit (Loss)	2019	2018	Change
Direct selling	$19,749	$23,622	(16.4)%
Gross Profit % of Revenues	65.3%	68.9%	(3.6)%
Commercial coffee	(163)	90	(281.1)%
Gross Profit % of Revenues	(4.6)%	1.9%	(6.5)%
Commercial hemp	152	-	100.0%
Gross Profit % of Revenues	82.6%	-	100.0%
Total	$19,738	$23,712	(16.8)%
Gross Profit % of Revenues	58.0%	60.7%	(2.7)%

Operating Expenses

For the three months ended September 30, 2019, our operating expenses increased 12.3% to $28,217,000 as compared to $25,118,000 for the three months ended September 30, 2018.

For the three months ended September 30, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased 13.0% to $13,122,000 from $15,076,000 for the three months ended September 30, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues decreased to 43.4% for the three months ended September 30, 2019 as compared to 44.0% for the three months ended September 30, 2018, primarily attributable to the decrease in revenues and changes in product mix.

For the three months ended September 30, 2019, total sales and marketing expense increased 11.9% to $4,432,000 from $3,962,000 for the three months ended September 30, 2018. In the direct selling segment, sales and marketing expense increased by 7.0% to $4,009,000 in the current quarter from $3,747,000 for the same period last year, primarily due to increased convention costs, partially offset by lower marketing costs. In the commercial coffee segment, sales and marketing expense increased by $40,000 to $255,000 in the current quarter compared to $215,000 the same period last year, primarily due to increased advertising and compensation expense. Sales and marketing expense was $168,000 in the commercial hemp segment.

For the three months ended September 30, 2019, total general and administrative expense increased 174.8% to $10,663,000 from $3,880,000 for the three months ended September 30, 2018. In the direct selling segment, general and administrative expense increased by 114.3% to $6,615,000 in the current quarter from $3,087,000 for the same period last year. This increase was primarily due to an increase in legal, accounting, computer expense and non-cash equity-based compensation expense of $1,476,000. This was partially offset by a decrease in intangible amortization expense of $171,000. In addition, the contingent liability revaluation adjustment in the current quarter was a reduction in expense of $478,000 compared to a reduction in expense of $2,618,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by $1,126,000 or 142.0% to $1,919,000 in the current quarter compared to $793,000 in the same period last year. This was primarily due to an increase in wages, warehouse storage costs and profit-sharing expense of $863,000, compared to a profit-sharing benefit of $247,000 in the same period last year. General and administrative expense was $2,129,000 in the commercial hemp segment, mostly related to wages, supplies and general office costs.

For the three months ended September 30, 2018, our direct selling segment recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl whereby the underlying intangible assets were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 5, to the condensed consolidated financial statements).

Operating Loss

For the three months ended September 30, 2019, we reported an operating loss of $8,479,000 as compared to an operating loss of $1,406,000 for the three months ended September 30, 2018.

Total Other Expense (Income), net

For the three months ended September 30, 2019, total net other expense (income) decreased by $7,417,000 to other income of $472,000 as compared to other expense of $6,945,000 for the three months ended September 30, 2018. Total other expense includes net interest expense, the change in the fair value of derivative liabilities, extinguishment loss on debt and loss on modification of warrants.

Net interest expense decreased by $298,000 to $1,109,000 for the three months ended September 30, 2019, compared to $1,407,000 for the three months ended September 30, 2018. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $344,000, interest payments to investors associated with our 2014 and 2019 private placements and debt transactions of $205,000, $97,000 related to our Crestmark agreement and interest paid for other operating debt of $136,000. Non-cash interest primarily related to amortization costs of $380,000 and $4,000 of other non-cash interest, offset by interest income of $57,000.

Change in fair value of derivative liabilities increased by $7,995,000 to $2,457,000 in other income for the three months ended September 30, 2019 compared to $5,538,000 in other expense for the three months ended September 30, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of our derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 8 & 9, to the condensed consolidated financial statements).

We recorded a non-cash loss on warrants of $876,000 for the three months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee upon exercise of their warrants. In addition, one holder of a 2014 Warrant included a change in the exercise price and extended the expiration period of the warrant. We also amended the expiration period of warrants issued to the placement agent for his assistance with the 2014 Warrant modification (see Note 10, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $73,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax benefit of $133,000 which is our estimated federal, state and foreign income tax benefit for the three months ended September 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended September 30, 2019, we reported a net loss of $7,874,000 as compared to net loss of $8,410,000 for the three months ended September 30, 2018. The reason for the decrease in net loss when compared to the prior period was due to the decrease in total other expense of $7,417,000 and the increase in income tax benefit of $192,000, offset by the increase in operating loss of $7,073,000.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenues

For the nine months ended September 30, 2019, our revenues increased 14.0% to $144,004,000 as compared to $126,331,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we derived 66.5% of our revenue from our direct selling sales and approximately 33.1% of our revenue from our commercial coffee sales and approximately 0.4% from our commercial hemp segment.

For the nine months ended September 30, 2019, direct selling segment revenues decreased by $10,637,000 or 10.0% to $95,800,000 as compared to $106,437,000 for the nine months ended September 30, 2018. This decrease was attributed to a decrease of $11,058,000 in revenues from existing business, partially offset by revenues from new acquisitions of $421,000. The decrease in existing business was primarily due to a decline in the number of ordering distributors and customers, partially offset by an increase in average order amount per distributor.

For the nine months ended September 30, 2019, commercial coffee segment revenues increased by $27,785,000 or 139.7% to $47,679,000 as compared to $19,894,000 for the nine months ended September 30, 2018. This increase was primarily attributed to increased revenues during the first half of 2019 related to the new 2019 green coffee contract that began shipping in January 2019.

Our new commercial hemp segment recorded $525,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Nine Months Ended September 30,		Percentage
Segment Revenues	2019	2018	Change
Direct selling	$95,800	$106,437	(10.0)%
As a % of Revenue	66.5%	84.3%	(17.8)%
Commercial coffee	47,679	19,894	139.7%
As a % of Revenue	33.1%	15.7%	17.4%
Commercial hemp	525	-	100.0%
As a % of Revenue	0.4%	-	100.0%
Total Revenues	$144,004	$126,331	14.0%

Cost of Revenues

For the nine months ended September 30, 2019, overall cost of revenues increased approximately 36.9% to $71,495,000 as compared to $52,225,000 for the nine months ended September 30, 2018. The direct selling segment cost of revenues decreased 5.9% to $31,056,000 when compared to $32,993,000 for the same period last year, primarily due to the decrease in revenues discussed above, partially offset by an increase in inventory adjustments. The commercial coffee segment cost of revenues increased 108.2% to $40,044,000 when compared to $19,232,000 for the same period last year. This was primarily attributable to the increase in revenues related to the green coffee business discussed above. The commercial hemp segment cost of revenues was $395,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the nine months ended September 30, 2019, overall gross profit decreased approximately 2.2% to $72,509,000 as compared to $74,106,000 for the nine months ended September 30, 2018. Overall gross profit as a percentage of revenues decreased to 50.4% compared to 58.7% in the same period last year, primarily due to increased sales from the lower margin commercial coffee segment.

Gross profit in the direct selling segment decreased by 11.8% to $64,744,000 from $73,444,000 in the prior period primarily as a result of the decrease in revenues discussed above and the increase in expense related to inventory adjustments. Gross profit as a percentage of revenues in the direct selling segment decreased to 67.6% for the nine months ended September 30, 2019, compared to 69.0% in the same period last year.

Gross profit in the commercial coffee segment increased to $7,635,000 compared to $662,000 in the prior period. The increase in gross profit in the commercial coffee segment was primarily due to the increase in revenues from our new 2019 green coffee contract discussed above. Gross profit as a percentage of revenues in the commercial coffee segment increased to 16.0% for the nine months ended September 30, 2019, compared to 3.3% in the same period last year.

Gross profit in the commercial hemp segment of $130,000 was related to the February 12, 2019 acquisition of Khrysos.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	Nine Months Ended September 30,		Percentage
Segment Gross Profit	2019	2018	Change
Direct selling	$64,744	$73,444	(11.8)%
Gross Profit % of Revenues	67.6%	69.0%	(1.4)%
Commercial coffee	7,635	662	1,053.3%
Gross Profit % of Revenues	16.0%	3.3%	12.7%
Commercial hemp	130	-	100.0%
Gross Profit % of Revenues	24.8%	-	100.0%
Total	$72,509	$74,106	(2.2)%
Gross Profit % of Revenues	50.4%	58.7%	(8.3)%

Operating Expenses

For the nine months ended September 30, 2019, our operating expenses increased 23.7% to $92,541,000 as compared to $74,835,000 for the nine months ended September 30, 2018. This increase included an increase of $12,892,000 in non-cash equity-based compensation expense related to stock options issued in the first quarter of the current year. Excluding the increase in equity-based compensation expense, the increase in our operating expense would have been 6.4%.

For the nine months ended September 30, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased 9.8% to $42,509,000 from $47,141,000 for the nine months ended September 30, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased slightly to 44.4% for the nine months ended September 30, 2019 as compared to 44.3% for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, total sales and marketing expense increased 6.6% to $11,237,000 from $10,537,000 for the nine months ended September 30, 2018. This increase included an increase of $471,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, sales and marketing expense would have increased by 2.2%.

In the direct selling segment, sales and marketing expense increased by 3.3% to $10,213,000 for the nine months ended September 30, 2019, compared to $9,888,000 for the same period last year. This increase included an increase of $471,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, sales and marketing expense would have decreased by 1.5%. In the commercial coffee segment, sales and marketing costs increased by 25.1% to $812,000 for the nine months ended September 30, 2019, compared to $649,000 for the same period last year, primarily due to increased advertising costs and compensation expense. Sales and marketing expense were $212,000 in the commercial hemp segment for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, total general and administrative expense increased 159.4% to $38,795,000 from $14,957,000 for the nine months ended September 30, 2018. This increase included an increase of $12,421,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, the increase in general and administration expense would have been 76.3%.

In the direct selling segment, general and administrative expense increased by 132.0% to $29,112,000 for the nine months ended September 30, 2019 from $12,547,000 for the same period last year. This increase included an increase of $10,995,000 in equity-based compensation expense in the first quarter of the current year. Excluding the increase in equity-based compensation expense, general and administrative expense would have increased by 44.4%. This increase was primarily due to an increase in accounting and computer consulting fees. In addition, equity issuance costs were $3,982,000 in the current period, compared to none for the same period last year and the contingent liability revaluation adjustment in the current period resulted in a reduction in expense of $911,000 compared to a reduction in expense of $4,076,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by 156.9% to $6,192,000 for the nine months ended September 30, 2019 compared to $2,410,000 in the same period last year. This increase included an increase of $1,425,000 in equity-based compensation expense in the first quarter of 2019. Excluding the increase in stock-based compensation expense, general and administration expense in the commercial coffee segment would have increased by 97.8%. This was primarily due to an increase in wages, warehouse storage costs and profit-sharing expense of $1,331,000, compared to a profit-sharing benefit of $719,000 in the same period last year. General and administrative expense was $3,491,000 in the commercial hemp segment, and was mostly related to wages, supplies and general office costs.

For the nine months ended September 30, 2018, our direct selling segment recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl whereby the underlying intangible assets were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 5, to the condensed consolidated financial statements).

Operating Loss

For the nine months ended September 30, 2019, we reported an operating loss of $20,032,000 as compared to an operating loss of $729,000 for the nine months ended September 30, 2018. This was primarily due to the increase of $12,966,000 in non-cash equity-based compensation expense in the first quarter of 2019 as discussed above. Excluding the increase in equity-based compensation expense, we would have reported an operating loss of $7,066,000 for the nine months ended September 30, 2019.

Total Other Expense

For the nine months ended September 30, 2019, total other expense decreased by $10,174,000 to $210,000 as compared to other expense of $10,384,000 for the nine months ended September 30, 2018. Total other expense includes net interest expense, the change in the fair value of derivative liabilities, extinguishment loss on debt and the loss on modification of warrants.

Net interest expense decreased by $990,000 to $3,678,000 for the nine months ended September 30, 2019, compared to $4,668,000 for the nine months ended September 30, 2018. Interest expense includes the imputed interest portion of the payments related to contingent acquisition debt of $1,084,000, interest payments on short term debt of $277,000, interest payments to investors associated with our 2014 and 2019 private placements and debt transactions of $534,000, $293,000 related to our Crestmark agreement and interest paid for other operating debt of $451,000. Non-cash interest primarily related to amortization costs of $1,194,000 and $9,000 of other non-cash interest, offset by interest income of $164,000.

The change in fair value of derivative liabilities increased by $8,978,000 to $4,344,000 in other income for the nine months ended September 30, 2019 compared to $4,634,000 in other expense for the nine months ended September 30, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of our derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 8 & 9 to the condensed consolidated financial statements).

We recorded a non-cash loss on warrants of $876,000 for the three months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee to upon exercise of their warrants. In addition, one holder of a 2014 Warrant included a change in the exercise price and extended the expiration period of the warrant. We also amended the expiration period of warrants issued to the placement agent for his assistance with the 2014 Warrant modification (see Note 10, to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. We have determined through consideration of all positive and negative evidences that the deferred tax assets are not more likely than not to be realized. A valuation allowance remains on the U.S., state and foreign tax attributes that are likely to expire before realization. We have approximately $146,000 in AMT refundable credits, and we expect that $73,000 will be refunded in 2019. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We have recognized an income tax benefit of $61,000 which is our estimated federal, state and foreign income tax benefit for the nine months ended September 30, 2019. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the nine months ended September 30, 2019, we reported an increase in net loss of $8,849,000 to a net loss of $20,181,000 as compared to net loss of $11,332,000 for the nine months ended September 30, 2018. The reason for the increase in net loss when compared to the prior period was due to the increase in operating loss of $19,303,000, offset by the decrease in other expense of $10,174,000 and an increase in income tax benefit of $280,000. The primary reason for the increase in operating loss was the increase of $12,966,000 in non-cash equity-based compensation expense and non-cash equity issuance costs of $3,982,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of equity-based compensation expense and the non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt, non-cash loss on modification of warrants and the change in the fair value of the derivatives or "Adjusted EBITDA," decreased to a negative $4,444,000 for the three months ended September 30, 2019 compared to $2,670,000 in 2018 and decreased to $567,000 for the nine months ended September 30, 2019 compared to $6,393,000 in the same period in 2018.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, equity-based compensation expense, non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt, non-cash loss on modification of warrants and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three and nine months ended September 30, 2019 and 2018 is included in the table below (in thousands):

	Three months ended		Nine months ended
	September 30, (unaudited)		September 30, (unaudited)
	2019	2018	2019	2018

Net loss	$(7,874)	$(8,410)	$(20,181)	$(11,332)
Add/Subtract:
Interest, net	1,109	1,407	3,678	4,668
Income tax (benefit) provision	(133)	59	(61)	219
Depreciation	617	463	1,694	1,365
Amortization	1,249	724	2,505	2,416
EBITDA	(5,032)	(5,757)	(12,365)	(2,664)
Add/Subtract:
Equity-based compensation	2,169	689	16,400	1,141
Loss on impairment of intangible assets	-	2,200	-	2,200
Loss on extinguishment of debt	-	-	-	1,082
Loss on modification of warrants	876	-	876	-
Change in the fair value of warrant derivative	(2,457)	5,538	(4,344)	4,634
Adjusted EBITDA	$(4,444)	$2,670	$567	$6,393

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2019 we had cash and cash equivalents of approximately $7,270,000 as compared to cash and cash equivalents of $2,879,000 as of December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $7,762,000 as compared to net cash used in operating activities of $4,732,000 for the nine months ended September 30, 2018. Net cash used in operating activities consisted of a net loss of $20,181,000, $5,968,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $18,387,000.

Net non-cash operating expenses included $4,199,000 in depreciation and amortization, $12,418,000 in stock-based compensation expense, $3,982,000 in stock and warrant issuance costs, $924,000 in amortization of debt discounts, $889,000 in increase in inventory reserves, $281,000 in stock issuance cost related to true-up shares, $876,000 loss on warrant modification and $73,000 in deferred taxes, partially offset by $4,334,000 related to the change in fair value of warrant derivative liability and $911,000 related to the change in fair value of contingent liability.

Changes in operating assets and liabilities were attributable to decreases in working capital related to changes in accounts receivable of $31,325,000, inventory of $958,000, prepaid expenses and other current assets of $1,411,000, accrued distributor compensation of $37,000, deferred revenues of $307,000, and income taxes receivable of $233,000. Increases in working capital related to changes in accounts payable of $26,148,000 and increases in accrued expenses and other liabilities of $2,155,000.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 was $6,102,000 as compared to net cash used in investing activities of $302,000 for the nine months ended September 30, 2018. Net cash used in investing activities included $2,310,000 in payments made towards the construction of a large mill in Nicaragua, $1,000,000 in cash paid related to the acquisition of Khrysos, offset by cash acquired of $75,000 and $288,000 for the purchase of land for Khrysos. The remaining expenditures consisted of primarily leasehold improvements and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities was $18,206,000 for the nine months ended September 30, 2019 as compared to net cash provided by financing activities of $6,325,000 for the nine months ended September 30, 2018.

Net cash provided by financing activities consisted of net proceeds of $15,319,000 from issuance of equity and convertible notes, $5,214,000 from the exercise of stock options and warrants and $102,000 from at the market issuance of shares, offset by $275,000 from net payments on line of credit, $108,000 in payments to reduce notes payable, $568,000 in payments related to convertible notes payable, $333,000 in payments related to contingent acquisition debt, $1,099,000 in payments related to capital lease financing obligations and $46,000 in dividends paid.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Net cash used in operating activities was $7,762,000 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $4,732,000 for the nine months ended September 30, 2018. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. As discussed in Other Relationship Transactions in Note 1 to the condensed consolidated financial statements, we could experience further restraint on liquidity if, in the unlikely event, we do not collect the receivable balance with H&H Export in full. These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2019, our operations did not generate sufficient cash to meet our operating needs and we supplemented the revenue generated from operations with significant cash proceeds from several debt and equity offerings. We raised additional capital through equity, convertible notes offerings and the use of the ATM Agreement.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2019.

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

ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations in Nicaragua. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, although we have made improvements, our disclosure controls and procedures were still not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2019. We are in the process of updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

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

The accompanying condensed consolidated financial statements as of September 30, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the nine months ended September 30, 2019 of $20,181,000 compared to $11,332,000 in the nine months ended September 30, 2018. Net cash used in operating activities was $7,762,000 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $4,732,000 for the nine months ended September 30, 2018. As discussed in Accounts Receivable and Other Relationship Transactions in Note 1 to the condensed consolidated financial statements, we could experience further restraint on liquidity if we do not collect the accounts receivable balance with H&H Export in full, which we believe is not likely based on current negotiations. We do not currently believe that its existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of September 30, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

A significant portion of our coffee segment revenue and purchases has been generated from sales to one customer and one supplier.

The termination of our relationship with H&H Export would adversely affect our business. For the nine months ended September 30, 2019 and 2018, our commercial coffee segment had one customer, H&H Export, that individually approximated 74% and 20% of total revenue of our commercial coffee segment, respectively.

For the nine months ended September 30, 2019 and 2018, we sold approximately $35,576,000 and $3,915,000 of green coffee beans to H&H Export, respectively. In addition, for the nine months ended September 30, 2019 and 2018, we made purchases of approximately $31,233,000 and $8,986,000 from green coffee producers, where H&H Export serves as their agent. These purchases approximated 88% and 74% of total coffee segment purchases, respectively.

As of September 30, 2019, and December 31, 2018, CLR's accounts payable for vendor related purchases from green coffee producers, agented by H&H Export, were approximately $23,820,000 and $1,633,000, respectively. As of September 30, 2019, and December 31, 2018, CLR's accounts receivable for customer related revenue by H&H Export were approximately $31,225,000 and $673,000, respectively. Of the $31,225,000 accounts receivable balance as of September 30, 2019, $23,569,000 is past due. We are collaborating with H&H Export, our green coffee suppliers, and third parties in Nicaragua to develop a sourcing solution to provide us with access to a continued supply of green coffee beans and solutions for funding of the continued operations of our green coffee distribution business. Management has assessed the collectability of accounts receivable from H&H Export and believes collectability is probable due to our history with H&H Export and our continual communication about future contractual agreements.

In conjunction with the collaborators, we have decided that during these negotiations any repayment or settlement of the accounts receivable or payable balances will be stayed. We expect this financing arrangement to be finalized by December 31, 2019 at which time the accounts receivable and accounts payable balances are expected to be settled. In the event that this financing arrangement does not materialize, which we believe is not likely based on current negotiations, we expect the be able to collect the outstanding accounts receivable balance in full shortly after this determination is made; however, if the facts or circumstances change, we will continue to reassess the collectability of these amounts and record a reserve as appropriate.

Risks Related to the Series D Preferred Stock

Our Series D Preferred Stock is subordinate to our existing and future debt, and interests of the Series D Preferred Stock could be diluted by the issuance of additional preferred shares and by other transactions.

The Series D Preferred Stock ranks junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Our charter currently authorizes the issuance of up to 5,000,000 shares of preferred stock in one or more classes or series. As of the date of this filing, there are 161,135 shares of Series A Preferred Stock designated all of which are outstanding, 1,052,631 shares of Series B Preferred Stock designated of which 129,332 shares of Series B Preferred Stock are outstanding and 700,000 shares of Series C Preferred Stock designated of which no shares of Series C Preferred Stock are outstanding, and 460,000 shares of Series D Preferred Stock designated of which 333,500 shares of Series D Preferred Stock are outstanding. Subject to limitations prescribed by Delaware law and our charter, our Board of Directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our Board of Directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series D Preferred Stock or additional shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock or another series of preferred stock designated as ranking on parity with the Series D Preferred Stock would dilute the interests of the holders of shares of the Series D Preferred Stock, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series D Preferred Stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series D Preferred Stock. The Series D Preferred Stock does not contain any terms relating to or limiting our indebtedness or affording the holders of shares of the Series D Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of shares of the Series D Preferred Stock, so long as the rights, preferences, privileges or voting power of the Series D Preferred Stock or the holders thereof are not materially and adversely affected.

The Series D Preferred Stock has not been rated.

Our Series D Preferred Stock has not been rated by any nationally recognized statistical rating organization, which may negatively affect their market value and your ability to sell such shares. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of our Series D Preferred Stock. In addition, we may elect in the future to obtain a rating of our Series D Preferred Stock, which could adversely impact the market price of our Series D Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of our Series D Preferred Stock.

A holder of shares of the Series D Preferred Stock has extremely limited voting rights.

The voting rights as a holder of shares of the Series D Preferred Stock are limited. Our shares of common stock are the only class of our securities carrying full voting rights. Voting rights for holders of shares of the Series D Preferred Stock exist primarily with respect to adverse changes in the terms of the Series D Preferred Stock and the creation of additional classes or series of preferred shares that are senior to the Series D Preferred Stock.

Our cash available for distributions may not be sufficient to pay distributions on the Series D Preferred Stock at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations.

We intend to pay regular monthly distributions to holders of our Series D Preferred Stock. Distributions declared by us will be authorized by our Board of Directors in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, the capital requirements of our company and other factors as our Board of Directors may deem relevant from time to time. We may be required to fund distributions from working capital, proceeds of this offering or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund distributions, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

We could be prevented from paying cash dividends on the Series D Preferred Stock due to prescribed legal requirements.

Holders of shares of Series D Preferred Stock do not have a right to dividends on such shares unless declared or set aside for payment by our Board of Directors. Under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay cash dividends on the Series D Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of net assets (total assets less total liabilities) over capital. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series D Preferred Stock when payable. Further, even if adequate surplus is available to pay cash dividends on the Series D Preferred Stock, we may not have sufficient cash to pay dividends on the Series D Preferred Stock.

Furthermore, no dividends on Series D Preferred Stock shall be authorized by our Board of Directors or paid, declared or set aside for payment by us at any time when the authorization, payment, declaration or setting aside for payment would be unlawful under Delaware law or any other applicable law.

We may redeem the Series D Preferred Stock and you may not receive dividends that you anticipate if we do redeem the Series D.

On or after September 23, 2022 we may, at our option, redeem the Series D Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control, we may, at our option, redeem the Series D Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series D Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series D Preferred Stock. If we redeem the Series D Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series D Preferred Stock, the shares of Series D Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

Holders of shares of the Series D Preferred Stock should not expect us to redeem the Series D Preferred Stock on or after the date they become redeemable at our option.

The Series D Preferred Stock will be a perpetual equity security. This means that it will have no maturity or mandatory redemption date and will not be redeemable at the option of the holders. The Series D Preferred Stock may be redeemed by us at our option either in whole or in part, from time to time, at any time on or after September 23, 2022, or upon the occurrence of a Change of Control. Any decision we may make at any time to propose a redemption of the Series D Preferred Stock will depend upon, among other things, our evaluation of our capital position, the composition of our stockholders’ equity and general market conditions at that time.

The Series D Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

The Series D Preferred Stock is not convertible into shares of our common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Series D Preferred Stock. The market value of the Series D Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series D Preferred Stock.

The change of control provisions in the Series D Preferred Stock may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The change of control provisions in the Series D Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our Series D Preferred Stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

Listing on NASDAQ does not guarantee a market for the Series D Preferred Stock and the market price and trading volume of the Series D Preferred Stock may fluctuate significantly.

The Series D Preferred Stock is a new issue of securities recently listed on NASDAQ However, an active and liquid trading market to sell the Series D Preferred Stock may not develop or, even if it develops, may not be sustained. Because the Series D Preferred Stock has no stated maturity date, investors seeking liquidity may be limited to selling their shares in the secondary market. If an active trading market does not develop, the market price and liquidity of the Series D Preferred Stock may be adversely affected. Even if an active public market does develop, we cannot guarantee you that the market price for the Series D Preferred Stock will equal or exceed the price you pay for your Series D Preferred Stock.

The market determines the trading price for the Series D Preferred Stock and may be influenced by many factors, including our history of paying distributions on the Series D Preferred Stock, variations in our financial results, the market for similar securities, investors’ perception of us, our issuance of additional preferred equity or indebtedness and general economic, industry, interest rate and market conditions. Because the Series D Preferred Stock carries a fixed distribution rate, its value in the secondary market will be influenced by changes in interest rates and will tend to move inversely to such changes. In particular, an increase in market interest rates may result in higher yields on other financial instruments and may lead purchasers of Series D Preferred Stock to demand a higher yield on the price paid for the Series D Preferred Stock, which could adversely affect the market price of the Series D Preferred Stock.

If the Series D Preferred Stock is delisted, the ability to transfer or sell shares of the Series D Preferred Stock may be limited and the market value of the Series D Preferred Stock will likely be materially adversely affected.

The Series D Preferred Stock does not contain provisions that are intended to protect investors if the Series D Preferred Stock is delisted from the NASDAQ. If the Series D Preferred Stock is delisted from the NASDAQ, investors’ ability to transfer or sell shares of the Series D Preferred Stock will be limited and the market value of the Series D Preferred Stock will likely be materially adversely affected. Moreover, since the Series D Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series D Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our Board of Directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

Market interest rates may have an effect on the value of the Series D Preferred Stock.

One of the factors that will influence the price of the Series D Preferred Stock will be the distribution yield on the Series D Preferred Stock (as a percentage of the market price of the Series D Preferred Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series D Preferred Stock to expect a higher distribution yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution payments). Thus, higher market interest rates could cause the market price of the Series D Preferred Stock to decrease and reduce the amount of funds that are available and may be used to make distribution payments.

In the event of a liquidation, a holder of Series D Preferred Stock may not receive the full amount of your liquidation preference.

In the event of our liquidation of the Company, the proceeds will be used first to repay indebtedness and then to pay holders of shares of the Series D Preferred Stock and any other class or series of our capital stock ranking senior to or on parity with the Series D Preferred Stock as to liquidation the amount of each holder’s liquidation preference and accrued and unpaid distributions through the date of payment. In the event we have insufficient funds to make payments in full to holders of the shares of the Series D Preferred Stock and any other class or series of our capital stock ranking senior to or on parity with the Series D Preferred Stock as to liquidation, such funds will be distributed ratably among such holders and such holders may not realize the full amount of their liquidation preference.

We are generally restricted from issuing shares of other series of preferred stock that rank senior the Series D Preferred Stock as to dividend rights, rights upon liquidation or voting rights, but may do so with the requisite consent of the holders of the Series D Preferred Stock; and, further, no such consent is required for an increase in the number of shares of Series D Preferred Stock or the issuance of additional shares of Series D Preferred Stock or series of preferred stock ranking pari passu with the Series D Preferred Stock so long as such increase in the number of shares of Series D Preferred Stock or issuance of such new series of preferred stock does not provide for, in the aggregate (taken together with any previously issued shares of Series D Preferred Stock), the payment of annual dividends on (in the case of additional shares of Series D Preferred Stock), or on parity with (in the case of any other series of preferred stock) in excess of $2,437,500.

We are allowed to issue shares of other series of preferred stock that rank above the Series D Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs, only with the approval of the holders of at least two-thirds of the outstanding Series D Preferred Stock; however, we are allowed to increase the number of shares of Series D Preferred Stock and/or additional series of preferred stock that would rank equally to the Series D Preferred Stock as to dividend payments and rights upon our liquidation or winding up of our affairs without first obtaining the approval of the holders of our Series D Preferred Stock, so long as such increase in the number of shares of Series D Preferred Stock or issuance of such new series of preferred stock does not provide for, in the aggregate (taken together with any previously issued shares of Series D Preferred Stock), the payment of annual dividends on (in the case of additional shares of Series D Preferred Stock), or on parity with (in the case of any other series of preferred stock) in excess of $2,437,500. The issuance of additional shares of Series D Preferred Stock and/or additional series of preferred stock could have the effect of reducing the amounts available to the Series D Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series D Preferred Stock if we do not have sufficient funds to pay dividends on all Series D Preferred Stock outstanding and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series D Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

The market price of the Series D Preferred Stock could be substantially affected by various factors.

The market price of the Series D Preferred Stock could be subject to wide fluctuations in response to numerous factors. The price of the Series D Preferred Stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series D Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series D Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series D Preferred Stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Series D Preferred Stock, including decreases unrelated to our operating performance or prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of our common stock that were not registered under the Securities Act have been previously disclosed in our filings with the Securities and Exchange Commission except for the sales of unregistered securities set forth below.

On March 1, 2019, we executed the first amendment to consulting agreement (the “First Amendment”) to the April 1, 2018 agreement with Ignition Capital, LLC (“Ignition Capital”), pursuant to which Ignition Capital agreed to provide investor relations services. In accordance with the First Amendment, for services performed, we issued 55,000 shares of restricted common stock. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act.

On July 12, 2019 we closed our fifth and final tranche of our 2019 January Private Placement debt offering pursuant to which we entered into a subscription agreement with one (1) additional credited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $200,000 and we issued to such investors notes in the aggregate principal amount of $200,000 and an aggregate of 4,000 shares of common stock. The placement agent Corinthian Partners, LLC received 1,000 shares of common stock for the fifth tranche. Each note matures 24 months after issuance, bears interest at a rate of six percent (6%) per annum. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made the investors with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

On August 1, 2019, our board of directors awarded Benchmark 20,000 shares of restricted common stock for investment banking services rendered to us. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act.

On August 1, 2019, our board of directors approved the issuance of 2,500 shares of restricted common stock to Thomas Myers (investor) as an inducement fee to exercise his 2014 warrant for 19,565 shares of common stock at $4.60 per share. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act.

On August 29, 2019, our board of directors approved the issuance of 5,750 shares of restricted common stock to the Denis Fortin Estate (investor) as an inducement fee to exercise its 2014 warrant for 48,913 shares of common stock at $4.60 per share. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act.

On August 29, 2019, our board of directors approved the issuance of 6,000 shares of restricted common stock to Thomas and Kathy Bibb (investors) as an inducement fee to exercise their 2018 warrant for 63,156 shares of common stock at $4.75 per share. In conjunction with this issuance as compensation to the initial placement agent for the 2018 warrant issued with an offering, we issued Corinthian Partners, LLC., 600 shares of restricted common stock, which represented 10% of the shares issued to Thomas and Kathy Bibb. We issued the securities in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report:

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1
Underwriting Agreement, dated September 19, 2019, by and between Youngevity International, Inc. and The Benchmark Company, LLC, as representative of the several underwriters (incorporated by reference to the Current Report on Form 8-K filed with the SEC September 24, 2019 (File No.001-38116))

3.1
Certificate of Designations, Rights and Preferences of 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock filed with the Delaware Secretary of State on September 19, 2019 (incorporated by reference to the Current Report on Form 8-K filed with the SEC September 24, 2019 (File No.001-38116))

10.1	Letter Agreement with Carl Grover Dated July 29, 2019 (incorporated by reference to the Current Report on Form 8-K filed with the SEC August 5, 2019 (File No.001-38116))
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: November 18, 2019	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2019	/s/ David Briskie
David Briskie
Chief Financial Officer
(Principal Financial Officer)