Form 10-K
period 2019-12-31
Youngevity International, Inc.
filed 2021-06-25
CIK 1569329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from_______ to______

Commission file number 000-54900

YOUNGEVITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road,
Chula Vista, CA	91914
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 619-934-3980

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered–
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value
Series B Convertible Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes [  ]  No [X]

The aggregate market value of all of the common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's recently completed second quarter, was $83,002,648 based upon $5.70, the closing stock price reported on the Nasdaq Capital Market on that date.

The number of shares of registrant's common stock outstanding on June 22, 2021 was 33,975,126.

Documents incorporated by reference: None.

YOUNGEVITY INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2019

-i-

YOUNGEVITY INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are based on management’s current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of December 31, 2019, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report on Form 10-K.

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

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks as well as other risks can be found below in Item 1A. Risk Factors.

RISKS RELATING TO OUR BUSINESS

●
There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing;
●
We have a history of losses and there are no assurances we will report profitable operations in future periods;
●
We are dependent upon access to external sources of capital to grow our business;
●
Our failure to comply with the terms of our outstanding Notes has resulted in a default under the terms of certain of the notes and, if uncured, it could potentially result in action against our pledged assets;
●
We have identified material weaknesses in our internal control over financial reporting, until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected;
●
Our inability to file timely and accurate periodic reports has caused us to incur significant additional costs and may continue to affect our stock price and our ability to meet listing requirements going forward.
●
We cannot assure you that our common stock and preferred stock will regain listing on the Nasdaq Capital Market;
●
We face risks related to the intended restatement of our previously issued financial statements for the fiscal quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, and being further delayed in complying with our Securities & Exchange Commission reporting obligations if we are unable to resume a timely filing schedule;
●
Our business is difficult to evaluate because we have recently expanded our business segments, product offerings and customer base;
●
We generate a substantial portion of our revenue from the sale of The Beyond Tangy Tangerine line, Osteo-fx line and, Ultimate EFA line of products. A decrease in sales of these products could seriously harm our business;
●
The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, could negatively impact our ability to source certain products, impact product pricing, impact our customers’ ability or that of our licensee to obtain financing or have a negative impact on our business;
●
We face significant competition;
●
We may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results;
●
The loss of key management personnel could adversely affect our business;
●
The inability to obtain adequate supplies of raw materials for products at favorable prices, or at all, or the inability to obtain certain products from third-party suppliers or from our manufacturers, could have a material adverse effect on our business, financial condition, or results of operations;
●
A failure of our information technology systems would harm our business; and
●
Our business is subject to online security risks, including security breaches.

RISKS RELATED TO OUR DIRECT SELLING BUSINESS

●
Independent distributor activities that violate laws could result in governmental actions against us and could otherwise harm our business;
●
Network marketing is heavily regulated and subject to government scrutiny and regulation;
●
Our principal business segment is conducted worldwide in one channel, direct selling and therefore any negative perceptive of direct selling would greatly impact our sales;
●
 As a network marketing company, we are dependent upon an independent sales force and we do not have direct control over the marketing of our products;
●
The loss of a significant Youngevity distributor could adversely affect our business; and
●
Nutritional supplement products may be supported by only limited availability of conclusive clinical studies.

RISKS RELATED TO OUR COMMERCIAL COFFEE BUSINESS

●
Increases in the cost of high-quality arabica coffee beans or other commodities or decreases in the availability of high-quality arabica coffee beans or other commodities could have an adverse impact on our business and financial results;
●
Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses, food tampering, or food contamination, whether or not accurate, could harm our business;
●
Because our green coffee operations are concentrated within Nicaragua, we are subject to greater risks than if our green coffee business was internationally diversified;
●
We are dependent upon H&H Coffee Group Export Corp., our largest customer of our green coffee mill processing services for the year ended December 31, 2019, and Hernandez, Hernandez Export Y Compania Limitada to supply and assign unprocessed green coffee to our mill for processing, as well as the provision of management services to our Nicaraguan subsidiary;
●
Interruptions in our supply chain of green coffee or changes in our relationships with our vendors could adversely affect our gross margins, expenses, and results of operations; and
●
A significant portion of our commercial coffee segment revenue and purchases for the year ended December 31, 2019, has been generated from sales from few customers and for the year ended December 31, 2018, has been generated from sales from a few customers and suppliers.

RISKS RELATED TO OUR COMMERCIAL HEMP BUSINESS

●
New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects.

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY AND OUR SECURITIES

●
Our Series D preferred stock is subordinate to our existing and future debt, and interests of the Series D preferred stock could be diluted by the issuance of additional preferred shares and by other transactions;
●
We could be prevented from paying cash dividends on the Series D preferred stock due to prescribed legal requirements;
●
Our two principal stockholders who are also our Chief Executive Officer, Chairman and director and our Chief Operating Officer have significant influence over us;
●
Our stock has historically had a limited market. If an active trading market for our common stock does develop, trading prices may be volatile; and
●
The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, have strained our resources and increased our costs, and we may continue to be unable to comply with these requirements in a timely or cost-effective manner; and
●
Our stock price has been volatile and subject to various market conditions.

Overview

Youngevity, formerly AL International, Inc., founded in 1996, operates in three segments: (i) the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment where products are sold directly to businesses and (iii) the commercial hemp segment where we manufacture proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. During the year ended December 31, 2018, we operated in two business segments, our direct selling segment, and our commercial coffee segment. During the first quarter of 2019, through the acquisition of the assets of Khrysos Global, Inc. we added the commercial hemp as a third business segment to our operations as further discussed below.

Information on the operations of our three segments is as follows:

●
Our direct selling segment is operated through three domestic subsidiaries, AL Global Corporation, 2400 Boswell LLC, and Youngevity Global LLC, and twelve foreign subsidiaries; Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Russia, LLC, Youngevity Israel, Ltd., Youngevity Europe SIA (Latvia), Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., Youngevity Global LLC, Taiwan Branch, Youngevity Global LLC, Philippine Branch and Youngevity International (Hong Kong). We also operate in Indonesia, Malaysia, and Japan through our sales force of independent distributors.

●
Our commercial coffee segment is operated through CLR Roasters, LLC (“CLR”) and its wholly-owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
Our commercial hemp segment is operated through our subsidiaries, Khrysos Industries, Inc., a Delaware corporation (“KII”), which acquired the assets of Khrysos Global Inc., a Florida corporation, (“Khrysos Global”) in February 2019 and its wholly-owned subsidiaries of Khrysos Global, INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”).

Non-reliance of Previously Issued Financial Statements

On October 16, 2020 the Company filed a notice of non-reliance on previously issued financial statements with the Securities and Exchange Commission (“SEC”), reporting the Company’s Audit Committee determined that the unaudited condensed consolidated financial statements for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 contained in the Company’s quarterly reports on Form 10-Q previously filed with the SEC on May 20, 2019, August 14, 2019 and November 18, 2019 should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s unaudited condensed consolidated financial statements for those periods should no longer be relied upon. As a result, the Company intends to file a restatement related to these periods as soon as practicable. The intended restatements are related to the Company’s commercial coffee segment and the commercial hemp segment, further details are summarized below:

Commercial Coffee Segment

During the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”) and for sales recorded to major independent customers. These sales were originally recorded at gross (revenue recorded without reduction for cost to purchase the inventory).

As part of the review, the Company assessed whether the 2019 green coffee sales to H&H Export depicted the transfer of promised goods or services to H&H Export in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For sales made to major independent customers, the Company assessed whether revenue was recognizable.

For both reviews, the following five steps were applied to review if the core revenue recognition principles were meet:

●
Step 1: Identify the contract with the customer

●
Step 2: Identify the performance obligations in the contract

●
Step 3: Determine the transaction price

●
Step 4: Allocate the transaction price to the performance obligations in the contract

●
Step 5: Recognize revenue when the company satisfies a performance obligation

During this review process the Company focused on identifying the performance obligations in the contracts with H&H Export. The Company’s review indicated that per the underlying terms and conditions of the contracts entered into with H&H Export, (the provider of the “wet” green coffee and the buyer of the processed coffee), that CLR is assigned the green coffee beans as coffee is delivered to its mill processing facility. Assignment of the coffee is defined as taking of physical possession of the green coffee for the purpose of processing the green coffee. Under the assignment CLR is responsible for insuring all reasonable and necessary actions to ensure the coffee beans are safeguarded during processing at the Company’s coffee mill. CLR does not take ownership and does not incur financial risk associated with the coffee as it is delivered to its mill. Based on the above assessment, management has concluded that CLR does not control the green coffee before it is provided to H&H Export, at the point of sale to H&H Export.

Management has determined that when CLR provides the processed green coffee to H&H export, the goods or services provided to H&H Export is the performance obligation to provide milling services for the green coffee. As such, the Company is the agent for the milling services.

Management has also determined that since the Company does not control the green coffee beans at the point of delivery to the mill, and that legal title to the green coffee beans is transferred momentarily, before the green coffee beans are sold back to H&H Export, that the Company is therefore an agent in sales transactions of green coffee beans to H&H Export.

Therefore, management has determined that for green coffee sales made by the Company to its joint venture partner, H&H Export, the Company should have recorded these sales at net of costs to purchase inventory, which reflects the value of the performance obligation to provide milling services. For the year ended December 31, 2019, the Company is reporting its revenue for coffee when sold to H&H Export at net.

With regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the company had satisfied its performance obligation and could reasonably expect payment for fulling these performance obligations. The Company determined that for certain sales to major customers, these thresholds were not met, and therefore revenue should not have been recognized.

The Company intends to restate its quarterly reports on Form 10-Q for the three months ended March 31, 2019, three and six months ended June 30, 2019, and for the three and nine months ended September 30, 2019 related to this change in revenue recognition. (See Note 3 under “Other Related Party Transactions” for further discussion related to H&H Export.).

Commercial Hemp Segment

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition of KII and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 12, 2019 which resulted in a decrease to the net assets acquired including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000. The Company intends to restate its quarterly reports on Form 10-Q for the three months ended March 31, 2019, three and six months ended June 30, 2019, and for the three and nine months ended September 30, 2019. (See Note 2 under “Khrysos Global, Inc.” for further discussion regarding this acquisition.)

Segment Information

The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is engaged in coffee roasting and distribution, specializing in gourmet coffee and the sale and processing of green coffee beans. The commercial hemp segment manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

During the year ended December 31, 2019, we derived approximately 86.1% of our revenue from our direct sales, approximately 13.3% of our revenue from our commercial coffee sales and approximately 0.6% from the commercial hemp segment. During the year ended December 31, 2018, we derived approximately 85.5% of our revenue from our direct sales and approximately 14.5% of our revenue from our commercial coffee sales.

Direct Selling Segment. In the direct selling segment, we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products on a global basis and more recently our Hemp FX™ hemp-derived cannabinoid (“CBD”) product line and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our Company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty, and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers approximately 5,500 products to support a healthy lifestyle including:

● Nutritional Supplements	● Skincare and Cosmetics	● Home and Garden
● Weight Management	● Nail and Beauty	● Pet Care
● Health and Wellness	● Gourmet Coffee	● Digital Products
● Lifestyle Products	● Packaged Foods	● Telecare Health Services
● Apparel and Accessories	● Hemp-derived CBD Products	● Business Lending

Since 2012, we have expanded our operations through a series of acquisitions of the assets and equity of 24 direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Commercial Coffee Segment. In the commercial coffee segment, we engage in the commercial sale of roasted coffee products and distribution of green coffee beans, through CLR, our wholly-owned subsidiary which was established in 2001. During the year ended December 31, 2019, we derived approximately 5.4% of our coffee revenue from our green coffee sales, 32.8% from our milling and processing services and approximately 61.8% of our coffee revenue from our roasted coffee sales.

We own a traditional coffee roasting business that sells roasted coffee products under its own Café La Rica brand, Josie’s Java House brand, Javalution brands, and Café Cachita. CLR produces and sells a variety of private labels through major national sales outlets and to major customers including cruise lines and office coffee service operators, as well as through our direct selling business. CLR produces and markets a unique line of coffees with health benefits under the JavaFit® brand which is sold directly to consumers. In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the “Official Cafecito of the Miami Marlins” at Marlins Park in Miami, Florida. The current agreement with the Miami Marlins is through the 2021 baseball season. In January 2019, CLR acquired the Café Cachita brand of espresso and in February 2019 we announced the expansion of our Café Cachita brand of espresso into retail stores throughout Southeastern Grocers.  The new distribution footprint now includes all Winn Dixie, Bi-Lo, Fresco Y Mas, Save Mart, and Harveys stores. In June 2019, we announced all-store distribution for CLR’s Javalution™ Hemp Infused Coffee Brand, with orders shipping on the east coast to Save Mart during the end of the first quarter of 2020 and continue to ship orders to Save Mart throughout 2020 and now 2021.

Our roasting facility located in Miami, Florida, is 50,000 square feet and is SQF Level 2 certified, which is a stringent food safety process that verifies the coffee bean processing plant and distribution facility is in compliance with Certified HACCP (Hazard Analysis, Critical Control Points) food safety plans.

In March 2014, we expanded our commercial coffee segment and started our new green coffee distribution business with CLR’s acquisition of Siles, located in Matagalpa, Nicaragua. Siles includes “La Pita,” a dry-processing facility on approximately 26 acres of land and “El Paraiso,” a coffee plantation consisting of approximately 500 acres of land and thousands of coffee plants which produces 100 percent Arabica coffee beans that are shade grown, Organic, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation and dry-processing facility allow CLR to control the coffee production process from field-to-cup. The dry-processing plant allows CLR to produce and sell green coffee to major coffee suppliers in the United States (the “U.S.”) and around the world.

As part of the 2014 Siles acquisition, CLR engaged the owners of H&H Coffee Group Export Corp. (“H&H Export”) and Hernandez, Hernandez, Export Y Compania Limitada (“H&H”), Alain Piedra Hernandez (“Mr. Hernandez”) and Marisol Del Carmen Siles Orozco (“Ms. Orozco”), as employees to manage Siles and entered into an operating agreement with them that provides for the sharing of profits and losses generated by Siles after certain conditions are met. CLR has made improvements to the land and facilities since 2014. Additionally, CLR has contracted with H&H who is an agent of the local producers in Nicaragua to supply unprocessed green coffee, to our mill. We do not grow the green coffee that we process and sell and instead the green coffee that we process and sell originates with local producers in Nicaragua. We do not have a direct relationship with the local producers and are dependent on H&H, who serves as an agent and assigns the unprocessed green coffee beans acquired from local producers to our mill, insuring that our mill has a supply of raw green coffee on a timely and efficient manner. During the year ended December 31, 2019, all of the unprocessed green coffee processed through our mill was assigned from H&H.

CLR acquires processed green coffee beans from H&H Export, who releases the processed green coffee beans and invoices CLR for those processed green coffee beans as CLR sells processed green coffee to major coffee suppliers in the U.S. and around the world. CLR, from time to time will also supply H&H Export with milling services that ultimately provide H&H Export with processed green coffee. As CLR does not control the green coffee prior to transferring control to H&H Export, these transactions are recognized as milling services. The goods or services provided to H&H Export for these transactions is the performance obligation to provide milling services for the green coffee.

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into an agreement with H&H, H&H Export, Mr. Hernandez and Ms. Orozco, collectively referred to as (the “Nicaraguan Partner”), pursuant to which the Nicaraguan Partner agreed to transfer a 45-acre tract of land in Matagalpa, Nicaragua (the “Matagalpa Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of our common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property (collectively the “Matagalpa Mill”) for processing coffee in Nicaragua. The addition of the Matagalpa Mill will accommodate CLR’s green coffee contract commitments. For the year ended December 31, 2019 and 2018, CLR made payments of $2,150,000 and $900,000, respectively, towards the Matagalpa Mill project. At December 31, 2019, CLR contributed a total of $3,050,000 towards the Matagalpa Mill project, in addition $391,117 was paid for operating equipment and the Nicaraguan Partner contributed a total of $1,922,000. CLR’s remaining portion of $1,650,000 was paid during 2020, including an additional $912,606 related to operating equipment. As of the date of this filing, the Matagalpa Mill is in construction and was not ready for full operations.

Commercial Hemp Segment. In the commercial hemp segment, we are a manufacturer of commercial hemp-based CBD extraction and post-processing equipment, and end-to-end processor of CBD isolate, distillate, water soluble isolate and water-soluble distillate. We develop, manufacture, and sell equipment and related services to customers which enable them to extract CBD oils from hemp stock. We provide hemp growers, feedstock suppliers, and CBD crude oil producers the use of equipment, intellectual capital, production consultancy, tolling services, and wholesale CBD channel sales capabilities. We are also engaged in hemp-based CBD extraction technology including tolling processing which converts hemp biomass to hemp extracts such as CBD oil, distillate, and isolate. We offer customers turnkey manufacturing solutions in extraction services and end-to-end processing systems. In addition, we own a laboratory testing facility that provides us with a broad range of capabilities in regard to formulation, quality control, and testing standards with our CBD products, including potency analysis for our supply partners of hemp derived CBD products.

Acquisitions

Direct Selling Segment. We have expanded our operations through a series of acquisitions of the assets of other direct selling companies including their product lines and sales forces. We have also substantially expanded our distributor base by merging the assets that we have acquired under our web-based independent distributor network, as well as providing our distributors with additional new products to add to their product offerings.

Set forth below is information regarding each of our direct selling segment acquisitions during 2019 and 2018.

BeneYOU, LLC. In November 2019, we acquired certain assets of BeneYOU, LLC., (“BeneYOU”). BeneYOU is a nutritional and beauty product company that brings customers and distributors of Jamberry, Avisae and M.Global. BeneYOU’s, flagship brand Jamberry has an extensive line of nail products with a core competency in social selling whereas Avisae focuses on the gut health, and M.Global delivers hydration products. We are obligated to make monthly payments based on a percentage of the BeneYOU’s distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of BeneYOU’s products until the earlier of the date that is five years from the closing date or such time as we have paid to BeneYOU aggregate cash payments of the BeneYOU distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2 to the consolidated financial statements.)

Doctor’s Wellness Solutions Global LP (ViaViente). In March 2018, we acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly concentrated, energizing whole fruit puree blend that is rich in antioxidants and naturally occurring vitamins and minerals. We are obligated to make monthly payments based on a percentage of the ViaViente distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of ViaViente’s products until the earlier of the date that is five years from the closing date or such time as the we have paid to ViaViente aggregate cash payments of the ViaViente distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2 to the consolidated financial statements.)

Nature Direct. In February 2018, we acquired certain assets and assumed certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential oil based nontoxic cleaning and care products for personal, home and professional use. We are obligated to make monthly payments based on a percentage of the Nature Direct distributor revenue derived from sales of our products and a percentage of royalty revenue derived from sales of the Nature Direct products until the earlier of the date that is twelve years from the closing date or such time as we have paid to Nature Direct aggregate cash payments of the Nature Direct distributor revenue and royalty revenue equal to a predetermined maximum aggregate purchase price. (See Note 2 to the consolidated financial statements.)

Set forth below is information regarding each of our direct selling segment acquisitions since 2012.

Business	Date of Acquisition	Product Categories
BeneYOU, LLC	November 1, 2019	Nutritional supplements and beauty products
ViaViente	March 1, 2018	Nutritional supplements
Nature Direct	February 12, 2018	Essential oil based nontoxic cleaning and care products for personal, home and professional use
BeautiControl, Inc.	December 13, 2017	Cosmetic and skin care products
Future Global Vision, Inc.	November 6, 2017	Nutritional supplements and automotive fuel additive products
Sorvana International, LLC (FreeLife International, Inc.)	July 1, 2017	Health and wellness products
Ricolife, LLC	March 1, 2017	Teas
Bellavita Group, LLC	March 1, 2017	Health and beauty products
Legacy for Life, LLC	September 1, 2016	Nutritional supplements
Nature’s Pearl Corporation	September 1, 2016	Nutritional supplements and skin care products
Renew Interest, LLC (SOZO Global, Inc.)	July 29, 2016	Nutritional supplements and skin care products
South Hill Designs Inc.	January 20, 2016	Jewelry
PAWS Group, LLC	July 1, 2015	Pet treats
Mialisia & Co., LLC	June 1, 2015	Jewelry
JD Premium LLC	March 4, 2015	Dietary supplement company
Sta-Natural, LLC	February 23, 2015	Vitamins, minerals and supplements for families and their pets
Restart Your Life, LLC	October 1, 2014	Dietary supplements
Beyond Organics, LLC	May 1, 2014	Organic food and beverages
Good Herbs, Inc.	April 28, 2014	Herbal supplements
Biometics International, Inc.	November 19, 2013	Liquid supplements
GoFoods Global, LLC	October 1, 2013	Packaged foods
Heritage Markers, LLC	August 14, 2013	Digital products
Livinity, Inc.	July 10, 2012	Nutritional products
GLIE, LLC (DBA True2Life)	March 20, 2012	Nutritional supplements

Commercial Hemp Segment. In February 2019, KII, our wholly-owned subsidiary, acquired substantially all the assets of Khrysos Global and all the outstanding equity of INXL and INXH. The collective business manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  KII offers various rental, sales, and service programs of their extraction and processing systems. (See Note 2 & Note 14 to the consolidated financial statements.)

Products and Services

We employ certain web enabled systems to increase distributor support, which allows distributors to run their business more efficiently and allows us to improve our order-processing accuracy. In many countries, distributors can utilize the internet to manage their business electronically, including order submission, order tracking, payment, and two-way communications. In addition, distributors can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training is also available in certain markets, as well as up-to-the-minute news, about us.

In the U.S. and selected other markets, we also market our products through the following consumer websites:

●	www.youngevity.com	●	www.beneyou.com
●	www.ygyi.com	●	www.clrroasters.com
●	www.heritagemakers.com	●	www.javalution.com
●	www.hempfx.com	●	www.khrysosglobal.com

Information contained on our websites are not incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Direct Selling Segment. We offer approximately 5,500 products to support a healthy lifestyle. All of these products, which are sold through our direct selling network, can be categorized into eight verticals: (i) Health & Nutrition, (ii) Home & Family, (iii) Food & Beverage, (iv) Spa & Beauty, (v) Fashion, (vi) Essential Oils, (vii) Photo, and (viii) Services.

Our flagship health & nutrition line of products include our Healthy Body Start Pak™, which includes Beyond Tangy Tangerine® (a multivitamin/mineral/amino acid supplement), Ultimate EFA Plus™ (an essential fatty acid supplement), Beyond Osteofx™ (a bone and joint health supplement), and the line of products from our acquisition of BeneYOU in November 2019. This product category is continually evaluated and updated where and when necessary. New products are introduced to take advantage of new opportunities that may become available based on scientific research and or marketing trends. Beyond Tangy Tangerine® 2.0 was added to the line to offer a second flavor and a non-GMO option to our number one selling product. The Healthy Body Start Pak™ comes in a variety of options to target specific health concerns or goals. In addition, we offer many other products under our health & nutrition line.

In 2018, we introduced our Hemp FX™ hemp-derived CBD product line which is included with our Health and Nutrition line of products. We currently offer seven products in this line, each containing a proprietary blend of hemp-derived CBD oil, herbs, minerals, and antioxidants. All products under the Hemp FXTM line contain oil derived from hemp containing less than 0.3% THC on a dry weight basis at the point of extraction. The products are manufactured domestically and sold by our distributors in the 48 states that have not prohibited sales of products containing CBD. See the risk factor “New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects” for a discussion regarding certain risks specific to these products.

Our home and family line of products include our For Tails Only™ line of pet products, Nature Direct product line of environmentally safe products for the home, Hydrowash™ an environmentally safe cleaner, Bloomin Minerals™, a line of plant and soil revitalizers, scrape booking products for the family through our Memories for Life brand of products and many other products for the home and family.

Our food & beverage line of products include nutrient rich energy drinks, probiotic chocolates, and organic gourmet coffee. We offer through our direct selling our CLR brands of coffee. Our flagship weight management program is marketed as the Healthy Body Challenge, a program that involves three phases: detoxification, transformation, and the healthy lifestyle phase. Each phase includes recommended products. During the transformation phase, we recommend the Ketogenic 30-Day Burst, consisting of the Slender FX™ Keto products to support fat loss. In addition, we offer many other products for the food & beverage line.

Our spa & beauty line of products offered through our Youngevity® Mineral Makeup™, Soul Purpose, Beyond Organic, Simple Corp, Jamberry, and other brands which include makeup & nail products, skin & hair care products for both women and men, bath products. In addition, we offer many other products for our spa & beauty line of products.

Our fashion line of products includes our MK Collaboration line of fashion and jewelry accessories to complement our nutritional and makeup products. With the acquisition of BeneYOU in November 2019, Mialisia in 2015, and the licensing agreement we entered into with South Hill Designs (a proprietary jewelry company that sells customized lockets and charms) in 2016, we have further expanded our jewelry line and our distributors have access to offering more variety and appealing to a broader consumer base.

Our essential oils line of products includes our own Youngevity formulas. We offer a unique line of essential oil blends including bath salts.

Our photo line of products includes our Heritage Makers line which allows customers and distributors to create and publish a number of products utilizing their personal photos, Our Memories For Life products for scrapbooking and memory keepsake and Anthology DIY by Lisa Bearnson, a creative new approach to start to finish do-it-yourself projects. Heritage Makers provides ongoing access to Studio, a user friendly, online program, where a person can make one of a kind keepsake; storybooks, photo gifts and more, using Heritage Makers rich library of digital art and product templates. Products available include storybooks, digital scrapbooking, cards, and photo gifts.

Our services are offered through David Allen Capital and include business lending, telecare health services, discount services for travel and entertainment and various other service type products.

Commercial Coffee Segment. CLR operates a traditional coffee roasting business which includes the JavaFit® product line which is available to our network of direct marketers. Javalution, through its JavaFit Brand, develops products in the relatively new category of fortified coffee. JavaFit fortified coffee is a blend of roasted ground coffee and various nutrients and supplements.

Our JavaFit line of coffee is only sold through our direct selling network. CLR produces and sells coffee under its own brands, as well as under a variety of private labels through major national retailers, various office coffee and convenience store distributors, to wellness and retirement centers, to a number of cruise lines and cruise line distributors, and direct to the consumer through sales of the JavaFit Brand to our direct selling division.

In addition, CLR produces coffee under several company owned brands including: Café La Rica, Café Alma, Josie’s Java House, Javalution Urban Grind, Javalution Daily Grind, and Javalution Royal Roast. These brands are sold to various internet and traditional brick and mortar retailers including WalMart®, WinnDixie, Jetro, American Grocers, Publix, Home Goods, Marshalls, Bi-Lo, Fresco Y Mas, Harveys, Save Mart and T.J. Maxx®.

During 2015 CLR invested in the KCup® coffee equipment and capabilities and began the production of the KCup® line of single-serve coffee products. In addition, we registered our own YCup® trademark for Youngevity identification to expand the business brand name.

In April 2017, CLR reached an agreement with Major League Baseball's Miami Marlins to feature CLR’s Café La Rica Gourmet Espresso coffee as the “Official Cafecito of the Miami Marlins” at Marlins Park in Miami, Florida. The current agreement with the Miami Marlins, which was recently renewed, is through the 2021 baseball season. In January 2019, CLR acquired the Café Cachita brand of espresso and in February 2019 we announced the expansion of our Café Cachita brand of espresso into retail stores throughout Southeastern Grocers.

CLR’s green coffee business provides for the sale of green coffee beans to other importer and distributors who sell to the roasters of coffee beans from Nicaragua and providing milling services to H&H.

Our CLR products offered include:

●	100% Colombian Premium Blend	●	Italian Espresso
●	House Blend	●	Decaffeinated Coffee
●	Dark Roast	●	Halfcaff 50/50 blend Espresso
●	Flavored Coffees	●	Green Coffee Beans
●	Espresso	●	Organic Coffees
●	Hemp Derived Cannabidiol Coffee	●	Select Water Decaffeinated

Commercial Hemp Segment. Our commercial hemp segment is a provider of hemp-based CBD oil, isolate and distillate and offers a variety of products and services. We manufacture hemp-based CBD extraction equipment and CBD oil refiners and provide end-to-end processing of oil from hemp biomass. In addition, we offer proprietary system rentals and leases to provide extraction services, including post processing, and laboratory testing services with capabilities regarding formulation, quality control, genetic seed development, cloning, and testing standards with our CBD products. We also produce tinctures, balms, bath bombs, creams, ointments, in various potencies, as well as Javalution™ Hemp Infused Coffee Brand CBD coffee for CLR.

Distribution

Direct Selling Segment. We presently sell products domestically in 50 states and internationally, with operations in the U.S. and currently fourteen international distribution centers. For the years ended December 31, 2019 and 2018 approximately 14% of our revenue were derived from sales outside the U.S. We primarily sell our products to the ultimate consumer through the direct selling channel. Our distributors are required to pay a onetime enrollment fee and receive a welcome kit specific to that country region that consists of forms, policy and procedures, selling aids, and access to our distributor website, prior to commencing services for us as a distributor. Distributors are independent contractors and not our employees. Distributors earn a profit by purchasing products directly from us at a discount from a published brochure price and selling them to their customers, the ultimate consumer of our products. We generally have no arrangements with end users of our products beyond the distributors, except as described below.

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

Introducing new distributors and the training of the new distributors are the primary responsibilities of key independent distributors supported by our marketing home office staff. The independent distributors are independent contractors compensated exclusively based on total sales of products achieved by their down-line distributors and customers. Although the independent distributors are not paid a fee for recruiting or introducing additional distributors, they have the incentive to recruit and onboard additional distributors to increase their opportunities for increasing their total product sales and related sales commissions. Acquisitions of other direct selling businesses and personal contacts, including recommendations from current distributors, and local market advertising constitute the primary means of obtaining new distributors and customers. Distributors also can earn bonuses based on the net sales of products made by distributors they have recruited and trained in addition to discounts earned on their own sales of our products. This program can be unlimited based on the level achieved in accordance with the compensation plan that can change from time to time at our discretion. The primary responsibilities of sales leaders are the prospecting, appointing, training and development of their down-line distributors and customers while maintaining a certain level of their own sales.

Commercial Coffee Segment. Our coffee segment is operated by CLR. The segment operates a coffee roasting plant and distribution facility located in Miami, Florida. The 50,000-square foot plant contains two commercial grade roasters and four commercial grade grinders capable of roasting 10 million pounds of coffee annually. The plant contains a variety of packaging equipment capable of producing two-ounce fractional packs, vacuum sealed brick packaging for espresso, various bag packaging configurations ranging from eight ounces up to a five-pound bag package. The coffee segment’s single-serve K-Cup filling equipment can produce 35 million K-Cups annually of our own brands and private label orders.

Commercial Hemp Segment. Our commercial hemp segment, located in central Florida, includes an 82,000 square foot hemp processing and manufacturing facility in Orlando, Florida, to house its processing hemp derived products and finished goods manufacturing facility. The Orlando facility holds the post processing equipment and the extensive power systems. In addition to the Orlando facility, KII owns a laboratory testing facility located in Clermont, Florida, that provides capabilities in regard to formulation, quality control, and testing standards with CBD products. In addition, KII owns a production shop located in Mascotte, Florida. In 2021, KII shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. As a result, currently the Clermont, Florida property is for sale. The Mascotte, Florida property is expected to be listed for sale by the end of 2021. KII, expects to continue to lease the Orlando, Florida. (See Note 2 & Note 14 to the consolidated financial statements.)

Seasonality and Back Orders

Our business in both the direct selling and commercial coffee segment can experience weaker sales during the summer months; however, based on recent experience, seasonality has not been material to our operating results.  Our business in the commercial hemp segment has not experienced effects of seasonality in its operating results, however due to the price fluctuations of biomass the hemp segment can experience fluctuations in costs of sales. We have not experienced significant back orders in any of our segments.

Promotion and Marketing

Direct Selling Segment. Sales promotion and sales development activities are directed at assisting distributors through sales aids such as brochures, product samples, demonstration product videos and live training sessions. To support the efforts of distributors to reach new customers, specially designed sales aids, promotional pieces, customer flyers, radio and print advertising are used. In addition, we seek to motivate our distributors using special incentive programs that reward superior sales performance. Periodic sales meetings with our independent distributors are conducted by our home office staff. The meetings are designed to keep distributors abreast of product line changes, explain sales techniques and provide recognition for sales performance.

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

Commercial Coffee Segment. Sales promotion and sales development primarily take place via the CLR in-house team. CLR works diligently to be sure that CLR is invited to participate in the request-for-proposal process that comes up each year on major coffee contracts. CLR's in-house sales team consists of five people that devote the majority of their time to obtaining new business. CLR has established a direct store distribution route that it utilizes to market, promote and ship its Café La Rica and Josie’s Java House brands. Various promotion strategies and advertisements in retail circulars are utilized to support the brands being marketed through the direct store distribution route.

The versatility of the plant supports a diverse customer base. The coffee segment is a large supplier to the hospitality market with a great focus prior to the COVID-19 pandemic on serving the cruise line industry. A major revenue producing area is the private label market where the Company produces coffee for various retailer owned private brands. The segment supplies coffee and equipment to retirement communities, services the office coffee service segment, and markets through distributors to the convenient store market; CLR also markets its own brands of coffee to various retailers. Our CLR owned brands that are currently on retail shelves includes Café La Rica and the Josie’s Java House of brands.

The commercial coffee segment also includes our green coffee business. CLR is engaged in coffee roasting and distribution, specializing in gourmet coffee and the sale of processed green coffee beans and providing mill processing services of unprocessed green coffee beans. CLR is supplied with unprocessed green coffee beans direct from the plantation in Nicaragua, Central America and the nearby farms, extracts green coffee beans from the procured coffee cherries through the process of drying in the sun or the process of pulping, fermentation, washing and drying of the coffee beans and sells processed coffee beans to other coffee distributors. With the addition of the Nicaragua plantation and dry-processing facility we have further expanded our coffee segment with the ability to process green coffee not only for our own use but also provide this service to other coffee growers. CLR also purchases green coffee beans from our non-Nicaragua sources as well.

Commercial Hemp Segment. Sales promotion and sales development for hemp-related products and services primarily take place via in-house sales teams. The in-house sales teams are divided into three groups that primarily promote products and services at various regional and national trade shows as well as through potential clients provided by sales representatives.

Suppliers

Direct Selling Segment. We purchase raw materials from numerous domestic and international suppliers. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers. Other than the coffee products produced through CLR, all our products are manufactured by independent suppliers.

Sufficient raw materials were available during the year ended December 31, 2019 and we believe they will continue to be. We monitor the financial condition of certain suppliers, their ability to supply our needs, and the market conditions for these raw materials. We believe we will be able to negotiate similar market terms with alternative suppliers if needed. Though with the impact of COVID-19, subsequent to 2019 as result of the pandemic we have experienced a decline in availability of products and associated time delays from our suppliers.

For the year ended December 31, 2019, the direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC, that individually comprised more than 10% of total segment purchases and in aggregate approximated 41% of total segment purchases. For the year ended December 31, 2018, the direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total segment purchases and in aggregate approximated 41% of total segment purchases.

Commercial Coffee Segment.  We primarily obtain green coffee from Nicaragua. We primarily utilize H&H as an outside broker to supply our mill with unprocessed green coffee. H&H is the outside brokers that provides the largest supply of our unprocessed green coffee. For large contracts, CLR works to negotiate a price lock with its suppliers to protect CLR and its customers from price fluctuations that take place in the commodities market.

We also produce green coffee from CLR’s own plantation it acquired in Nicaragua in 2014. We do not believe that CLR is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which we may purchase inventory. The supply and price of coffee are subject to high volatility. Supply and price of all coffee grades are affected by multiple factors, such as weather, pest damage, politics, competitive pressures, the relative value of the U.S. currency and economics in the producing countries. To achieve certain economies of scale, best pricing and uniform quality, we rely primarily on a few principal suppliers, namely, Rothfos Corporation and H&H.

For the year ended December 31, 2019, the commercial coffee segment made purchases of green coffee beans from four vendors, INTL FC Stone Merchant Services, Rothfos Corporation, Sixto Packaging and the Serengeti Trading Co., that individually comprised more than 10% of total segment purchases and in aggregate approximated 73% of our total segment purchases. For the year ended December 31, 2018, the commercial coffee segment made purchases of processed green coffee beans from two vendors, H&H and Rothfos Corporation, which individually comprised more than 10% of total segment purchases and in aggregate approximated 83% of total segment purchases.

Commercial Hemp Segment. We purchase raw materials from numerous domestic suppliers to produce hemp-CBD oil, isolate and distillate as well as to manufacture hemp extraction equipment. To achieve certain economies of scale, best pricing, and uniform quality, we rely primarily on a few principal suppliers.

For the year ended December 31, 2019 the commercial hemp segment made purchases from two vendors, BioProcessing Corp. Ltd. and Xtraction Services, Inc., that individually comprised more than 10% of total segment purchases and in aggregate approximated 47% of total segment purchases.

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

Industry

We are engaged in three industries, the direct selling industry, the coffee industry, and the hemp industry.

Direct Selling Segment. Direct selling is a business distribution model that allows a company to market its products directly to consumers by means of independent contractors and relationship referrals. Independent, unsalaried salespeople, referred to as distributors, represent us and are awarded a commission based upon the volume of product sold through each of their independent business operations.

The World Federation of Direct Selling Association reported in its June 2019 Global Sales by Product Category - 2018 report that the fastest growing product category in 2018 was wellness followed by cosmetics & personal care, representing approximately 64% of total retail sales. Wellness products include weight-loss products and dietary supplements.

The Direct Selling Association reported in its 2019 Growth & Outlook Report that retail sales through the direct selling channel in the U.S. for 2018 grew in two of the industry’s largest product categories of wellness and services, representing 35.6% and 22.6% of retail sales respectively. Strong macro-economic metrics like the gross domestic product, overall retail sales, and consumer sentiment helped fuel direct sales growth in these key categories, as well the industry overall. In addition, the Direct Selling Association estimated direct selling retail sales in the U.S. were $35.4 million in 2018 and estimated growth of 1-3% per year through 2021.

Commercial Coffee Segment. Our coffee segment includes coffee bean roasting, mill processing and the sales of green coffee beans. Our roasting facility, located in Miami, Florida, procures coffee primarily from Central America. Our green coffee business primarily procures coffee beans from Nicaragua by way of growing our own coffee beans and milling unprocessed green coffee beans that we will later purchase as processed green coffee beans. CLR sells coffee to domestic and international customers, both green and roasted coffee.

The U.S. Department of Agriculture (the “USDA”) reported in its December 2019 Coffee: World Markets and Trade” report for 2019/2020 that world coffee production is forecasted to be 169.3 million bags, 5.3 million bags lower than the previous year. Global consumption for 2020 is forecasted at 166.4 million bags. The report further indicated that for 2020, Central America and Mexico are forecasted to contribute 19.1 million bags of coffee beans of which nearly half of the exports are destined to the European Union, followed by about one-third to the U.S. The U.S. imports the second-largest amount of coffee beans worldwide and is forecasted at 26.2 million bags in 2020, 1 million bags lower than last year.

Commercial Hemp Segment. Our commercial hemp segment provides hemp extraction technology and equipment and related services to customers which enable them to extract CBD oils from hemp stock.

The 2018 Farm Bill, as further discussed in the government regulations section below, brought immense change to the industrial hemp industry, legalizing the cultivation of hemp and opening opportunities for a brand-new CBD industry. With the move of hemp from the controlled substances list to an agricultural commodity, numerous companies entered the CBD space, including large retailers. The Hemp Industry Daily reported that CBD sales in the U.S. in 2019 were estimated at approximately $1.1 billion and would grow up to $7.5 billion by 2023, a compounded annual growth rate of over 46%.

Competition

Direct Selling Segment. The diet fitness and health food industries, as well as the food and drink industries in general, are highly competitive, rapidly evolving, and subject to constant change. The number of competitors in the overall diet, fitness, health food, and nutraceutical industries is virtually endless. We believe that existing industry competitors are likely to continue to expand their product offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the “functional foods” and nutraceutical markets and attempt to market “functional food” or nutraceutical coffee products similar to our products, which would result in greater competition. We cannot be certain that we will be able to compete successfully in this extremely competitive market.

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

Commercial Coffee Segment. With respect to our coffee products, we compete not only with other widely advertised branded products, but also with private label or generic products that generally are sold at lower prices. Consumers’ willingness to purchase our products will depend upon our ability to maintain consumer confidence that our products are of a higher quality and provide greater value than less expensive alternatives. If the difference in quality between our brands and private label products narrows, or if there is a perception of such a narrowing, then consumers may choose not to buy our products at prices that are profitable for us. If we do not succeed in effectively differentiating ourselves from our competitors in specialty coffee, including by developing and maintaining our brands, or our competitors adopt our strategies, then our competitive position may be weakened and our sales of specialty coffee, and accordingly our profitability, may be materially adversely affected.

Commercial Hemp Segment. The market for the sale of CBD-based products is fragmented and intensely competitive. Competition within the CBD industry is intense with many well-established companies within the market and numerous start-up companies entering the market. We believe we compete based upon the quality of our products and through our competitive advantage of providing field-to-finish products and services. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

Government Regulations

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the U.S. Food and Drug Administration (the “FDA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Consumer Product Safety Commission (the “CPSC”), the USDA, and the U.S. Environmental Protection Agency (the “EPA”). These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, result in current product being sold within those markets, to be barred from importation into those markets that may significantly decrease revenues and increase costs within, or require the reformulation, of our products, which could result in lost revenues and increased costs in all three of our segments. Additionally, regulatory agencies within international markets may require the Company adhere to local market registration requirements for our products that may require reformulation, labeling and warehousing controls to be established for those products that may also significantly decrease revenues or increase costs.

The FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use, as well as CBD with the passage of the Farm Bill as further described below). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

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

In December 2018, the Farm Bill became law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and derivatives of cannabis with extremely low (less than 0.3 percent on a dry weight basis) concentrations of the psychoactive compound delta-9-tetrahydrocannabinol (THC). These changes include removing hemp and derivatives of hemp from the Controlled Substances Act, which means that it is no longer an illegal substance under federal law. In October 2019, the USDA published its interim final rule regarding the Establishment of a Domestic Hemp Production Program which allows hemp to be grown and processed legally in the U.S. and is legal to transport in interstate commerce. Although this interim final rule became effective on the date of publication, it is still subject to comment and there is a possibility it will be modified from its current application.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the FDA released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD will guide the industry. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the Federal Food, Drug, and Cosmetic Act and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security.

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

We continue to upgrade systems and introduce new technologies to facilitate our continued growth and support of independent distributor activities. These systems include: (i) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (ii) a leading brand database server to manage sensitive transactional data, corporate accounting and sales information; (iii) a centralized host computer supporting our customized order processing, fulfillment, and independent distributor management software; (iv) a standardized telecommunication switch and system; (v) a hosted independent distributor website system designed specifically for network marketing and direct selling companies; and (vi) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

Our technology systems provide key financial and operating data for management, timely and accurate product ordering, commission payment processing, inventory management and detailed independent distributor records. Additionally, these systems deliver real-time business management, reporting and communications tools to assist in retaining and developing our sales leaders and independent distributors. We intend to continue to invest in our technology systems in order to strengthen our operating infrastructure.

Product Returns

Product returns as a percentage of our net sales have been less than 2% of our annual net sales over the last two years. Our return policy in the direct selling segment provides that customers and distributors may return to us any products purchased within 30 days of their initial order for a full refund. Product damaged during shipment is replaced. Commercial coffee segment sales are only returnable if defective. Our hemp segment has minimal returns, if products are returned for quality assurances, the product will be corrected to the customers’ expectations.

Human Capital/Employees

At December 31, 2019, we had 415 employees worldwide. We believe that our success depends upon our ability to attract and retain key personnel. Although, management continually seeks to add additional talent to its work force, we believe our current personnel can meet our operating requirements in the near term. We expect that as our business grows, we may hire additional personnel to handle the increased demands on our operations and to handle some of the services that are currently being outsourced, such as brand management and sales efforts. As of May 31, 2021, we had 388 full time employees and 4 part time employees. Of the employees 315 work in our direct selling segment, 46 work in our coffee segment and 31 work in our Hemp segment.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good.  We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Emerging Growth Company

At December 31, 2018, we were no longer an emerging growth company under the Jumpstart Our Business Startups Act enacted in April 2012 (the “Jobs Act”). However, during 2018 we were an emerging growth company until December 31, 2018. Under the Jobs Act a company should be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(c)
the date on which we have issued more than $1.0 billion in non-convertible debt, during the previous three-year period, issued; or

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

As an emerging growth company, we were also exempt from Section 14A (a) and (b) of the Exchange Act which require the shareholder approval, on an advisory basis, of executive compensation and golden parachutes.

We elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Our financial statements for the years ended December 31, 2019 and 2018, as presented in this Annual Report, are in compliance with the public company effective dates.

Corporate Transactions

In June 2017, an amendment to our Certificate of Incorporation became effective which effectuated: (i) a 1-for-20 reverse stock split (the “Reverse Split”) of the issued and outstanding shares of common stock; (ii) a decrease in the number of shares of (a) common stock authorized from 600,000,000 to 50,000,000 and (b) preferred stock authorized from 100,000,000 to 5,000,000.

On July 11, 2011, AL Global Corporation, a privately held California corporation (“AL Global”), merged with and into a wholly-owned subsidiary of Javalution Coffee Company, a publicly traded Florida corporation (“Javalution”). After the merger, Javalution reincorporated in Delaware and changed its name to Youngevity International, Inc.  In connection with this merger, CLR, which had been a wholly-owned subsidiary of Javalution prior to the merger, continued to be a wholly-owned subsidiary of the public company.  AL Global Corporation was founded in 1996.

Our Corporate Headquarters

Our corporate headquarters are located at 2400 Boswell Road, Chula Vista, California 91914. This is also the location of our operations and distribution center. The facility consists of a 59,000 square foot Class A single use building that is comprised approximately 40% of office space and the balance is used for distribution.

Our telephone number is (619) 934-3980 and our facsimile number is (619) 934-3205.

Available Information

Our common stock, $0.001 par value is traded on the OTC Pink Market operated by OTC Markets Group (“OTC Market’s”) under the symbol “YGYI”. From June 2017 until November 2020, our common stock was traded on The Nasdaq Capital Market under the symbol “YGYI.” From June 2013 until June 2017, our common stock was traded on the OTCQX Market operated by OTC Markets under the symbol “YGYI”. Previously, the common stock was quoted on the OTC Markets OTC Pink market under the symbol “JCOF”.

Our 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value is traded on the OTC Pink Market operated by OTC Markets “YGYIP”. From September 2019 until November 2020, our 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, was traded on The Nasdaq Capital Market under the symbol “YGYIP.”

Additional information about our Company is contained at our website, http://www.youngevity.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are electronically filed with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the audit committee and compensation committee.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below and, the other information in the documents incorporated by reference herein when evaluating our Company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline, and investors could lose all or a part of the money paid to buy our securities.

RISKS RELATING TO OUR BUSINESS

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing. Our auditor’s report on our consolidated financial statements contains an explanatory paragraph regarding our ability to continue as a going concern.

The accompanying consolidated financial statements as of December 31, 2019 and 2018 have been prepared and presented on a basis assuming we will continue as a going concern. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. We have sustained significant losses of approximately $51,988,000 and $20,070,000 during the years ended December 31, 2019 and 2018, respectively. The loss for the year ended December 31, 2019 was primarily due to lower than anticipated revenues across all our segments, impairment of goodwill and long-lived intangibles related to our commercial hemp segment, allowances for bad debt related to our commercial coffee segment and significant costs related to financing events. Net cash used in operating activities was $14,337,000 and $12,352,000 for the years ended December 31, 2019 and 2018, respectively. Based on our current cash levels at December 31, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to increase revenues and significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

We have a history of losses and there are no assurances we will report profitable operations in future periods.

We have sustained significant losses of approximately $51,988,000 and $20,070,000 during the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, revenue from the direct selling segment and the commercial coffee segment decreased by 8.5% and 17.2%, respectively, which was partially offset by the revenue recorded from our commercial hemp segment we acquired in February 2019. In prior years, we acquired several direct selling businesses which had increased our direct selling revenue; however, during the year ended December 31, 2019, we only acquired one direct selling business. To date, we have not generated significant revenue from our commercial hemp segment and there can be no assurance that we will be able to do so in the future. Until such time, if ever, that we are successful in generating significant revenue and operating profits which are sufficient to pay our expenses it is likely we will continue to report losses in future periods. There are no assurances we will generate substantial revenues from the new businesses or that we will ever generate sufficient revenues to report profitable operations or a net profit.

We are dependent upon access to external sources of capital to grow our business.

Our business strategy contemplates future access to debt and equity financing to fund the expansion of our business. To date, revenue generated from operations has been insufficient to meet our working capital needs. The inability to obtain sufficient capital to fund the expansion of our business could have a material adverse effect on us. During the year ended December 31, 2019 and through the filing of this report, we raised aggregate of approximately $23,242,000 in gross proceeds from debt and equity financings. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC that place limits on the number and dollar amount of securities that may be sold. We do not have any commitments from third parties for funding. A failure otherwise to raise additional funds when needed in the future could result in us being unable to complete planned operations, or forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. There can be no assurances that we will be able to raise the funds needed on favorable terms, if at all, especially in light of the fact that we will be unable to sell securities registered on our registration statement on Form S-3 until at least June 1, 2022 and thereafter we may be further limited until such time the market value of our voting securities held by non-affiliates is $75 million or more.

Our failure to comply with the terms of our outstanding Notes has resulted in a default under the terms of certain of the notes and, if uncured, it could potentially result in action against our pledged assets.

We currently have outstanding an aggregate of $10,115,000 in principal amount of outstanding Notes, which include $3,090,000 in principal amount of secured debt related to the balance of our 2019 PIPE Notes from our 2019 private placement. The 2019 PIPE Notes are secured by all of the equity we hold in KII. These PIPE Notes originally were due between February 2021 and July 2021. We have since amended 2019 PIPE Notes in the principal amount of $2,190,000 to extend due dates to between February and March 2022.

We have $2,000,000 in principal amount of secured debt which related to two-year secured promissory notes we issued in March 2019 which are secured by all of the equity we hold in KII. On February 18, 2021 we entered into an amendment with the holders of these promissory notes, extending the maturity date to May 18, 2022 and increasing the interest rate to 16% paid monthly until the notes are paid in full. As an inducement for the amendment to extend the maturity date, we issued each note holder 200,000 shares of our common stock. In addition, we issued one of the note holders a two-year warrant to purchase 150,000 shares of our common stock at a price per share of $1.00.

In March 2020, we issued a nine-month senior secured promissory notes related to our March 2020 private placement debt offering, which is secured by certain assets in CLR. On April 7, 2021, we entered into a settlement agreement with the note holder to include an agreed upon payment schedule of principal and interest payments until the note is paid in full through January 2022. In addition, as part of the settlement agreement we have issued the note holder 1,000,000 shares of the Company’s common stock.

In December 2018, CLR, entered into a credit agreement with one lender pursuant to which CLR borrowed $5,000,000 from Carl Grover and in exchange issued Mr. Grover a $5,000,000 credit note. In addition, Siles, as guarantor, executed a separate Guaranty Agreement. Stephan Wallach and Michelle Wallach, our Chief Operating Officer and Director, pledged 1,500,000 shares of our common stock held by them to secure the credit note under a security agreement with Mr. Grover. The credit note matured on December 12, 2020 and of date of this filing, remains outstanding; however, no demand for repayment has been made.

If we fail to comply with the terms of any of our outstanding debt, including the terms of any amendment or extension of such debt, the holders of the debt could declare a default under the notes or credit agreement and if the default were to remain uncured, and any secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against CLR assets, KII equity or our other assets would likely have a serious disruptive effect on our business operations.

In connection with our preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. Until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). During the preparation of our financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. These material weaknesses resulted in the determination that restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to revenue recognition within our commercial coffee segment are required.

In addition, we determined that certain fixed assets acquired in the acquisition of Khrysos Global, Inc., and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date which resulted in a decrease to the net assets acquired. These material weaknesses resulted in the determination that restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to the accounting for acquisitions within our commercial hemp segment are required.

During the fourth quarter of the year ended December 31, 2018 we identified a material weakness in that our commercial coffee segment did not have proper processes and controls in place to require sufficient documentation of significant agreements and arrangements with respect to certain operations in Nicaragua.

The material weaknesses we identified during the fourth quarter of the years ended December 31, 2019 and 2018 were an aggregation of the following control deficiencies commensurate with maintaining an effective control environment to absorb its most recent acquisitions and to meet the financial reporting requirements of a publicly traded company with international operations:

●
The lack of appropriate software and information technology,

●
Information technology control design and operating effectiveness weaknesses,

●
Maintaining sufficient accounting and information technology personnel with the appropriate level of knowledge, experience, and training, required to operate within an environment highly dependent on manual controls and oversight, and

●
Failures in operating effectiveness of the internal control over financial reporting.

The material weaknesses identified in 2018 and in 2019 have not yet been remediated. There can be no assurances that additional material weaknesses will not occur in the future. Until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected.

If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our inability to file timely and accurate periodic reports has caused us to incur significant additional costs and may continue to affect our stock price and our ability to meet listing requirements going forward.

As a public company, we are required to file annual and quarterly periodic reports containing the financial statements with the SEC within prescribed periods of time. We have not been able to and may continue to be unable to produce timely financial statements and file these financial statements as part of a periodic report in a timely manner with the SEC. Any or all of the foregoing could also result in the commencement of stockholder lawsuits against us. Any such litigation, as well as any proceedings that could in the future arise as a result of a filing delay and the circumstances which gave rise to it, may be time consuming and expensive, may divert management attention from the conduct of business, and could have a material adverse effect on the business, consolidated financial condition, and consolidated results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be adequately covered by insurance. In addition, we or members of our management could be subject to investigation and sanctions by the SEC and other regulatory authorities.

We also expect to continue to face many of the risks and challenges which were experienced during the recent extended filing delay periods, including:

●
Continued concern on the part of customers, partners, investors, and employees about the consolidated financial condition and extended filing delay status, including potential loss of business opportunities;

●
Additional significant time and expense required to complete beyond the significant time and expense the Company has already incurred in connection with the accounting review to date;

●
Continued distraction to the senior management team and board of directors as the Company works to complete future filings;

●
Due to the limited capital available to the organization, the Company will continue to operate with a limited number of accounting personnel and professional resources that may continue to result in failures to timely complete filings;

●
Limitations on the ability to raise capital and make acquisitions;

Uncontrollable impacts of COVID-19;

●
The material weaknesses identified by management continue to contribute to the delays in producing and filing the required periodic reports on a timely basis; and

●
General harm to reputation as a result of the foregoing.

Our inability to file timely and accurate periodic reports could result in us being in breach of certain terms of our bank loans.

As of the filing date of this Annual Report on Form 10-K, we are not in compliance with the covenants under the terms of our bank loan agreement, specifically related to the delay in our filings of our financial statements for the year ended December 31, 2019 and for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, however we have received a waiver of such covenants. Failure to file future reports on time or further filing delays, could result in us being in default for not providing the required quarterly financial information in a timely manner and the bank could call the loan balance due immediately.

We cannot assure you that our common stock and preferred stock will regain listing on the Nasdaq Capital Market.

On February 2, 2021, The Nasdaq Stock Market LLC removed our common stock and 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock from listing on The Nasdaq Capital Market effective at the opening of the trading session on February 12, 2021. We had been notified of the Nasdaq staff determination to de-list its securities on September 29, 2020 and had appealed the determination to a Nasdaq Hearing Panel on October 6, 2020. On November 18, 2020, upon review of the information provided by us, the Hearing Panel determined to deny our request to remain listed on The Nasdaq Capital Market and notified us that trading in the Company securities would be suspended on November 20, 2020. The Nasdaq Listing Council did not call the matter for review and the staff determination to delist the Company became final on January 4, 2021.

As a result of the delisting from the Nasdaq Capital Market, our common stock trade on the OTC Pink market operated by OTC Markets. The delisting has depressed our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on acceptable terms. Delisting from the Nasdaq Capital Market could also continue to have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

We face risks related to the intended Restatement of our previously issued financial statements for the fiscal quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, and being further delayed in our complying with our SEC reporting obligations if we are unable to resume a timely filing schedule.

As discussed in this Annual Report on Form 10-K in Note 1 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” in this Report, our Audit Committee concluded that certain of our previously issued financial statements should no longer be relied upon because of certain errors in those financial statements (the “Restatement”).

As a result of the intended Restatement, our SEC reporting obligations have been delayed prior to the filing date of this Annual Report on Form 10-K, and we cannot assure when we will resume a timely filing schedule with respect to our future SEC reports, including our Quarterly Report on Form 10-Q for the periods ending June 30, 2021,for which there is significant risk that we will be unable to timely file. Even after we file the Quarterly Reports on Form 10-Q for the periods ending March 31, 2020, June 30, 2020, September 30, 2020 and March 31, 2021, and the Annual Report on Form 10-K for the year ended December 31, 2020, we expect to continue to face many of the risks and challenges related to the Restatement, including the following:

●
we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

●
the processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;

●
our failure to have current financial information available;

●
the risks associated with the failure to timely file all of our SEC reports and consequences of prior or future defaults arising under our line of credit related to our reporting obligations contained therein;

●
the risk that the delay in filing our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and any failure to satisfy other stock exchange listing requirements could cause the stock exchange to commence suspension or delisting procedures with respect to our common stock;

●
the outcome of litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of the Restatement and the failure by us to file SEC reports on a timely basis;

●
the incurrence of significant Restatement-related expenses;

●
diversion of management and other human resources attention from the operation of our business; and

●
the possible unavailability or higher costs of financing options to fund our ongoing operations or refinance existing indebtedness resulting from the Restatement and the delayed filing of this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the periods ending March 31, 2020, June 30, 2020, September 30, 2020 and March 31, 2021, and the Annual Report on Form 10-K for the year ended December 31, 2020.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

The intended Restatement has caused substantial delays in filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and March 31, 2021, and the Annual Report on Form 10-K for the year ended December 31, 2020, which may result in future delays in our SEC reporting.

Our ability to resume a timely filing schedule with respect to our SEC reports is subject to a number of contingencies, including whether we continue to identify errors in our consolidated financial statements and effective remediation of the identified material weaknesses in our internal control over financial reporting, including processes and training related thereto.

If we become delayed again in our SEC reporting obligations, investors would need to evaluate certain decisions with respect to our securities in light of a lack of current financial information. Accordingly, if in the future we are not current in our SEC reporting obligations, any investment in our securities would involve a greater degree of risk. Any such lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price and market capitalization and an increase in our cost of capital. In addition, if we become delayed again in our SEC reporting obligations, we will be precluded from registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets and limit our access to the private markets and could also limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

We are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until at least June 1, 2022 assuming we timely file certain periodic reports required under the Securities Exchange Act of 1934 subsequent to the date hereof and prior to such date and our public float exceeds $75,000,000 or our common stock is once again listed on a national securities exchange. There can be no assurance when we will meet these requirements, which depends upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.

Because we have recently acquired several businesses, recently entered a new line of business and significantly increased our investment in our green coffee and hemp businesses, it is difficult to predict to what extent we will be able to maintain or improve our current level of revenues and profitability.

No assurances can be given as to the amount of future revenue or profits that we may generate. Until recently, our business was comprised primarily of the direct sales of Youngevity® health products. In the last five years, we completed 16 business acquisitions of companies in the direct selling line of business, substantially increasing our Youngevity® health and wellness product lines. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products we added from these new acquisitions since we have had limited recent operating history as a combined entity. In addition, in February 2019 we entered into a new business segment, our commercial hemp segment, which includes field-to-finish hemp-CBD oil, isolate, and distillate market and has required devotion of both time and capital. In addition, we continue to expand our coffee business product line with the single-serve K-Cup® manufacturing capabilities and our investment in the green coffee business. It is too early to predict the results of these investments. In addition, since each acquisition involves the addition of new distributors and new products, it is difficult to assess whether initial product sales of any new product acquired will be maintained, and if sales by new distributors will be maintained.

Our business is difficult to evaluate because we have recently expanded our business segments, product offerings and customer base.

We have recently expanded our operations, engaging in a new line of business in a fairly new industry as well as the sale of new products through new distributors. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current management and structure or obtain sufficient financing for this new business segment. Although we are based in California, several of the businesses we acquired are based in other places such as Utah and Florida, making the integration of our newly acquired businesses difficult. In addition, our dry-processing plant and coffee plantation is located overseas in the country of Nicaragua. and we further expanded our Nicaragua operations by entering into a construction agreement with our Siles operators to transfer a 45-acre tract of land in Matagalpa and an agreement to build a second mill to accommodate CLR’s 2019 green coffee contract commitments. Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with and may not be accurate. Our management has limited direct experience in operating a business of our current size as well as one that is the hemp industry.

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

The impact of changes in the fair value of our derivative liability associated with warrant may materially impact our results of operations in future periods.

Several of our warrants that we have issued require that their fair value be recorded as a derivative liability on the issuance dates.   We are obligated to reassess the obligations associated with the warrants and, in the event our estimate of the fair value of the contingent consideration changes, we will record increases or decreases in the fair value as an adjustment to earnings, which could have a material impact on our results of operations, our shareholders’ equity and the market price of our securities. In particular, changes in the market price of our common stock, which is one of the inputs used in determining the amount of the non-cash contingent liability, will result in increases or decreases in this liability and positively or negatively impact our net loss or profit for the period. Investors should not place undue reliance on the impact of these non-cash changes when evaluating our results of operations in future periods, as they have no impact on the operations of the business. Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $5,502,000 and an increase of $4,645,000 for the years ended December 31, 2019 and 2018, respectively.

We may have difficulty managing our future growth.

Since we initiated our network marketing sales channel in fiscal 1997, our business has grown significantly. This growth has placed substantial strain on our management, operational, financial and other resources. If we are able to continue to expand our operations, we may experience periods of rapid growth, including increased resource requirements. Any such growth could place increased strain on our management, operational, financial and other resources, and we may need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations. In addition, the financing for any of future acquisitions could dilute the interests of our stockholders, resulting in an increase in our indebtedness or both. Future acquisitions may entail numerous risks, including:

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

A significant portion of our revenue during the years ended December 31, 2019 and 2018, approximately 34% and 41%, respectively, was derived from sales of our Beyond Tangy Tangerine line, Osteo-fx line and Ultimate EFA line of products. Any disruption in the supply of the raw materials used for these problems, any negative press associated with these products or manufacture and sale of competitive products, could have a material adverse effect on our business.

Our business is subject to strict government regulations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the USDA, and the EPA. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, result in current product being sold within those markets, to be barred from importation into those markets that may significantly decrease revenues and increase costs within, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. Additionally, regulatory agencies within international markets may require the Company adhere to local market registration requirements for our products that may require reformulation, labeling and warehousing controls to be established for those products that may also significantly decrease revenues or increase costs. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”

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

See “Risks Related To Our Commercial Hemp Business” for a description of the regulatory risks specifically related our Hemp business.

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

We are subject to regulation by a variety of regulatory authorities, including the CPSC and the FDA. The failure of our third-party manufacturers to produce merchandise that adheres to our quality control standards could damage our reputation and brands and lead to customer litigation against us. If our manufacturers are unable or unwilling to recall products failing to meet our quality standards, we may be required to remove merchandise or issue voluntary or mandatory recalls of those products at a substantial cost to us. We may be unable to recover costs related to product recalls. We also may incur various expenses related to product recalls, including product warranty costs, sales returns, and product liability costs, which may have a material adverse impact on our results of operations. While we maintain a reserve for our product warranty costs based on certain estimates and our knowledge of current events and actions, our actual warranty costs may exceed our reserve, resulting in a need to increase our accruals for warranty costs in the future.

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

A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures or the effects of COVOD-19 on the economy, could adversely affect our business and our access to liquidity and capital. Recent global economic events over the past few years, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital and maintain credit lines and offshore cash balances. An adverse change in our credit ratings could result in an increase in our borrowing costs and have an adverse impact on our ability to access certain debt markets, including the commercial paper market.

Consumer spending is also generally affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, gasoline prices and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items, such as beauty and related products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Any economic downturn could result in customers having less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices, among other things. A downturn in the economies in which we sell our products, including any recession in one or more of our geographic regions, or the current global macro-economic pressures or the effects of COVID-19 on the economy, could adversely affect our business and our access to liquidity and capital. Recent global economic events over the past few years, including job losses, the tightening of credit markets and failures of financial institutions and other entities, have resulted in challenges to our business and a heightened concern regarding further deterioration globally. We could experience declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic or operational challenges. Any or all of these factors could potentially have a material adverse effect on our liquidity and capital resources, including our ability to issue commercial paper, raise additional capital and maintain credit lines and offshore cash balances. An adverse change in our credit ratings could result in an increase in our borrowing costs and have an adverse impact on our ability to access certain debt markets, including the commercial paper market.ng other things.

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

The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, could negatively impact our ability to source certain products, impact product pricing, impact our customers’ ability or that of our licensee to obtain financing or have a negative impact on our business.

The COVID-19 coronavirus has spread to numerous countries, including the U.S. where we conduct a majority of our business. The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, has and could continue to negatively impact our ability to source certain products, impact product pricing, impact our customers' ability or that of our licensee to obtain financing or have a negative impact on our business.

Our use of third-party suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the COVID-19 coronavirus outbreak. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers would likely adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the U.S., resulting in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed, and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. To date, the outbreak of the COVID-19 coronavirus has significantly impacted our operations, and certain of our third-party suppliers have been negatively impacted. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We are unable to predict the possible future effect on our Company if COVID-19 coronavirus or another such virus continues to expand globally and throughout the U.S.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our board of directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

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

Most of our products are not protected by patents. The labeling regulations governing our nutritional supplements require that the ingredients of such products be precisely and accurately indicated on product containers. Accordingly, patent protection for nutritional supplements often is impractical given the large number of manufacturers who produce nutritional supplements having many active ingredients in common. Additionally, the nutritional supplement industry is characterized by rapid change and frequent reformulations of products, as the body of scientific research and literature refines current understanding of the application and efficacy of certain substances and the interactions among various substances. In this respect, we maintain an active research and development program that is devoted to developing better, purer, and more effective formulations of our products. We protect our investment in research, as well as the techniques we use to improve the purity and effectiveness of our products, by relying on trade secret laws. Notwithstanding our efforts, there can be no assurance that our efforts to protect our trade secrets and trademarks will be successful. We intend to maintain and keep current all of our trademark registrations and to pay all applicable renewal fees as they become due. The right of a trademark owner to use its trademarks, however, is based on a number of factors, including their first use in commerce, and trademark owners can lose trademark rights despite trademark registration and payment of renewal fees. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete and if for any reason we were unable to maintain our trademarks, our sales of the related products bearing such trademarks could be materially and negatively affected. Nor can there be any assurance that third parties will not assert claims against us for infringement of their intellectual proprietary rights. If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our infringing products. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, or operating results.

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

Goodwill and other intangible assets represent significant assets on our balance sheet, and we may experience further impairments.

During the year ended December 31, 2019, we recorded a loss on impairment of goodwill of $6,831,000 which represented the full amount of goodwill recognized in connection with the acquisition of Khrysos Global in February 2019. The impairment was driven by a decline in the estimated fair value primarily due to the reduction in the profitability forecasts, as well as increased working capital requirements which increased the commercial hemp segment’s carrying value. During the year ended December 31, 2019, we also recorded a loss on impairment of intangible assets related to the Khrysos acquisition of $8,461,000. For the year ended December 31, 2018, we recorded a loss on impairment of intangible assets related to our acquisitions of BeautiControl, Inc. and Future Global Vision, Inc. and recorded a loss on impairment of intangible assets of approximately $2,550,000 and $625,000, respectively. While these charges had no impact on our business operations, cash balances or operating cash flows, they resulted in significant losses during the reporting periods.

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as our stock price and future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events include: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be harmed by the results of such scrutiny. The regulatory environment with regard to direct selling in emerging and developing markets where we do business is evolving and officials in such locations often exercise broad discretion in deciding how to interpret and apply applicable regulations. In addition, our coffee operations are subject to Nicaraguan regulations. The regulatory environment with regard to our hemp segment is still uncertain and evolving. From time to time, we may receive formal and informal inquiries from various government regulatory authorities about our business and compliance with local laws and regulations. Any determination that our operations or activities or the activities of our distributors, are not in compliance with existing laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and or reputation.

The loss of key management personnel could adversely affect our business.

Our founder, Dr. Joel Wallach, is a highly visible spokesman for our products and our direct selling business, and our message is based in large part on his vision and reputation, which helps distinguish us from our competitors. Any loss or limitation on Dr. Wallach as a lead spokesman for our mission, business, and products could have a material adverse effect upon our business, financial condition, or results of operations. In addition, our executive officers, including Stephan Wallach and David Briskie, are primarily responsible for our day-to-day operations, with our coffee operations and hemp operations significantly dependent upon the services of David Briskie, and we believe our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. We cannot guarantee continued service by our key executive officers. We do not maintain key man life insurance on any of our executive officers. The loss or limitation of the services of any of our executive officers or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, or results of operations.

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

We may experience temporary shortages of the raw materials used in certain of our nutritional products. While we periodically experience price increases due to unexpected raw material shortages and other unanticipated events, this has historically not resulted in a material effect on our overall cost of goods sold. However, there is no assurance that our raw materials will not be significantly adversely affected in the future, causing our profitability to be reduced. A deterioration of our relationship with any of our suppliers, or problems experienced by these suppliers, could lead to inventory shortages. In such case, we may not be able to fulfill the demand of existing customers, supply new customers, or expand other channels of distribution. A raw material shortage could result in decreased revenue or could impair our ability to maintain or expand our business. With respect to our green coffee, we obtain a significant portion of our unprocessed coffee beans from local farmers in Nicaragua through their agent and we are dependent upon such farmers for the supply of our product. Any decrease in supply of unprocessed beans from such farmers either related to weather or competitors, could adversely impact our business.

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

For the years ended December 31, 2019 and 2018, approximately 15% and 14%, respectively, of our revenue was derived from sales outside the U.S. Our green coffee business in based in Nicaragua. We own one plantation and intend to purchase another in Nicaragua. We anticipate increasing our operations in Nicaragua and in 2019 further expanded our Nicaragua operations by entering into a construction agreement with our Siles operators to purchase a 45-acre tract of land in Matagalpa and an agreement to build a second mill to accommodate CLR’s 2020 green coffee contract commitments. Additionally, on April 20 and July 29, 2020, CLR and KII (the U.S. Partners) entered into agreements (“Hemp Joint Venture Agreement”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan Partners”) and established the hemp joint venture (the “Nicaraguan Hemp Grow and Extractions Group” or the “Hemp Joint Venture”). Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to the risks associated with international operations, including:

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

As a multinational corporation, in several countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase.

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

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the “FCPA”). Any allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines, and other penalties. Although we have implemented anti-corruption policies, controls and training globally to protect against violation of these laws, we cannot be certain that these efforts will be effective. We are aware that one of our direct marketing competitors is under investigation in the U.S. for allegations that its employees violated the FCPA in China and other markets. If this investigation causes adverse publicity or increased scrutiny of our industry, our business could be harmed.

RISKS RELATED TO OUR DIRECT SELLING BUSINESS

Independent distributor activities that violate laws could result in governmental actions against us and could otherwise harm our business.

Our independent distributors are independent contractors. They are not employees and they act independently of us. The network marketing industry is subject to governmental regulation. We implement strict policies and procedures to try to ensure that our independent distributors comply with laws. Any determination by the FTC or other governmental agency that we or our distributors are not in compliance with laws could potentially harm our business. Even if governmental actions do not result in rulings or orders against us, they could create negative publicity that could detrimentally affect our efforts to recruit or motivate independent distributors and attract customers.

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

These are known as price-to-be-fixed contracts. We also enter into supply contracts whereby the quality, quantity, delivery period, and price are fixed. The supply and price of coffee we purchase can also be affected by multiple factors in the producing countries, including weather, natural disasters, crop disease, general increase in farm inputs and costs of production, inventory levels, and political and economic conditions, as well as the actions of certain organizations and associations that have historically attempted to influence prices of green coffee through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Because of the significance of coffee beans to our operations, combined with our ability to only partially mitigate future price risk through purchasing practices, increases in the cost of high-quality arabica coffee beans could have an adverse impact on our profitability. In addition, if we are not able to purchase or receive assignments in sufficient quantities of green coffee due to any of the above factors or to a worldwide or regional shortage, we may not be able to fulfill the demand for our coffee, which could have an adverse impact on our profitability.

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

We are dependent upon H&H Coffee Group Export Corp., our largest customer of our green coffee mill processing services for the year ended December 31, 2019, and Hernandez, Hernandez Export Y Compania Limitada to supply and assign unprocessed green coffee to our mill for processing, as well as the provision of management services to our Nicaraguan subsidiary.

H&H is an agent of the local producers in Nicaragua and they supply and assign unprocessed green coffee to our mill for processing. We do not have a direct relationship with the local producers and are dependent on H&H, to negotiate agreements with local producers and assign raw green coffee to us in a timely and efficient manner for processing at our mill. During the year ended December 31, 2019, all of the unprocessed green coffee that was assigned to our mill for processing was supplied to us by H&H. In addition, H&H Coffee Group Export was our largest customer for our mill processing services of green coffee beans during the year ended December 31, 2019. The owners of H&H and H&H Export have been engaged by CLR as employees to manage Siles and we have a profit-sharing agreement with them in regard to profits from green coffee sales and processing with respect to profit generated from the sale of processed green coffee from La Pita, a leased mill, or the new Matagalpa Mill. In addition, an affiliated entity of H&H Export owns 50% of the Matagalpa Property and has agreed to contribute $4,700,000 toward construction of the Matagalpa Mill on the property for processing coffee in Nicaragua.

We have also collaborated with H&H, our green coffee supplier and H&H Export, and other third parties in Nicaragua to develop a sourcing solution by entering into the Finance, Security and Accounts Receivable/Accounts Payable Monetization Agreement (the “FSRP Agreement”.) The FSRP Agreement is designed to provide us with access to a continued supply of green coffee beans for the 2020 growing season and a solution for funding of the continued operations of our raw green coffee distribution business. Under the FSRP Agreement, management has assessed the collectability of accounts receivable from H&H Export and believes collectability is more than likely due to the contracted FSRP Agreement, our history with H&H Export and our continual communication about future contractual agreements. During the FSRP Agreement negotiations any repayment or settlement of the accounts receivable balances related to green coffee sales were stayed.

During the year ended December 31, 2019, CLR recorded revenues from mill processing services of approximately $6,416,000 and during the year ended December 31, 2018 CLR recorded the sale of processed green coffee beans and recorded green coffee sales revenue of approximately $3,938,000, to H&H Export. At December 31, 2019 and 2018, CLR's accounts receivable balance for customer related revenue to be derived from sales to H&H Export were $8,707,000 and $673,000, respectively, of which the full amount was past due at December 31, 2019, as a result, CLR has reserved $7,871,000 as bad debt related to this accounts receivable which is net of collections through December 31, 2020.

In March 2021, CLR entered into a Master Relationship Agreement (“MA Agreement”) with the owners of H&H in order to memorialize the various agreement and modifications to those agreements in order to memorialize each of those agreements. Additionally, certain events have occurred that have kept the parties from complying with the terms of each of the original agreements and have caused there to be an imbalance with the respect to the funds owed from one party to the other; therefore this MA Agreement also sets forth a detailed accounting of the different business relationships and reconciles the monetary obligations between each party through the end of fiscal year 2020. Failure of the agreed-up terms contained within the MRA by H&H and their financial ability to meet their commercial debts, and loan obligations could have a material impact on the financial results for our commercial coffee segment.

Interruptions in our supply chain of green coffee or changes in our relationships with our vendors could adversely affect our gross margins, expenses, and results of operations.

All of our coffee is sourced, directly or indirectly, from outside the U.S., and primarily from Nicaragua. For the years ended December 31, 2019 and 2018, approximately 38.2% and 52.1%, respectively, of our coffee segment revenue was derived from mill processing services of green coffee and the sale of green coffee, for which all of the green coffee used within these revenue streams was procured in Nicaragua. We do not grow the green coffee that we mill, process and sell and instead the green coffee that we mill, process and sell originates with local producers in Nicaragua. During the year ended December 31, 2018, all our green coffee was procured from one vendor, H&H, as the agent of the local producers in Nicaragua. We did not procure any green coffee from H&H, for the year ended December 31, 2019. We do not have a direct relationship with the local producers and are dependent on this vendor to negotiate agreements with local producers for the supply of green coffee to our mill in a timely and efficient manner.

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into an agreement with the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45-acre tract of land in Matagalpa, Nicaragua to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of our common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property for processing coffee in Nicaragua. As of the date of this filing, the Matagalpa Mill project is still incomplete for total operations. If our fulfillment network does not operate properly or if a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience delivery delays or an inability to meet required commitments which could adversely affect our gross margins, expenses and results of operations.

Our estimates of revenue derived from the sale of green coffee have been based upon revenue recognition policies that have changed and have resulted in decreased revenue recognition in 2019.

During the first three quarters of the year ended December 31, 2019, all of the revenue derived from our sale of processed green coffee to H&H Export was initially recognized as green coffee sales revenue, on a gross basis, without giving effect to deductions for expenses directly attributed to the procurement and processing of such green coffee.  On October 12, 2020, our Audit Committee determined that our financial statements for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 could no longer be relied upon and were restated to reflect revenue from mill processing of green coffee for H&H Export on a net basis. This change resulted in a substantial decrease in revenue and cost of revenue reported in our financial statements for such quarters despite having no material impact on our net income/loss.

A significant portion of our commercial coffee segment revenue and purchases for the year ended December 31, 2019 has been generated from sales from few customers and for the year ended December 31, 2018 has been generated from sales from a few customers and suppliers.

The agent that represents the producers that assigns green coffee for processing at our mill, H&H, is related to our largest customer of our mill processing of green coffee, H&H Export. The termination of our relationship with either H&H Export or Rothfos Corporation would adversely affect our business. For the year ended December 31, 2019, our commercial coffee segment had three customers, H&H Export, Carnival Cruise Lines, Inc. and Topco Associates, LLC, that individually comprised more than 10% of our commercial coffee segment revenue and in the aggregate approximated 54% of total segment revenue. For the year ended December 31, 2018, our commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of our commercial coffee segment revenue and in the aggregate approximated 49% of total segment revenue. For the year ended December 31, 2019, we recorded revenues from green coffee milling and processing services of approximately $6,416,000 that approximated 33% of commercial coffee segment revenue from H&H Export. During the year ended December 31, 2018, we recorded revenue from the sale of processed green coffee beans of $3,938,000 that approximated 17% of commercial coffee segment revenue from H&H Export.

For the year ended December 31, 2019, the commercial coffee segment primarily made purchases of processed green coffee beans from four vendors, INTL FC Stone Merchant Services, Rothfos Corporation, Sixto Packaging and the Serengeti Trading Co., that individually comprised more than 10% of total segment purchases and in aggregate approximated 73% of our total segment purchases. For the year ended December 31, 2018, the commercial coffee segment made purchases of processed green coffee beans from two vendors, H&H and Rothfos Corporation, which individually comprised more than 10% of total segment purchases and in aggregate approximated 83% of total segment purchases.

CLR made purchases from H&H Export of processed green coffee for the year ended December 31, 2018, that approximated 45%, of total coffee segment purchases for use in selling processed green coffee to other third parties and for use in CLR’s Miami roasting facilities. CLR did not have any purchases of processed green coffee from H&H Export during the year ended December 31, 2019.

RISKS RELATED TO OUR COMMERCIAL HEMP BUSINESS

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state, and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration, or DEA, and/or the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

Changes to state laws pertaining to industrial hemp could slow the use of industrial hemp which would materially impact our revenues in future periods.

As of the date hereof, approximately 48 states authorized industrial hemp programs pursuant to the Farm Bill. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole.

New legislation or regulations which impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products could harm our business, results of operations, financial condition and prospects.

For the year ended December 31, 2019, we recorded revenue of $887,000 related to our commercial hemp segment. We believe that the sale of our hemp-derived products are in compliance with all applicable regulations since all of our hemp products contain less than 0.3% THC and are sold only in states in the U.S. that have not prohibited the sale of hemp products. The rapidly changing regulatory landscape regarding hemp-derived products presents a substantial risk to the success and ongoing viability of the hemp industry in general and our ability to offer and market hemp-derived products. New legislation or regulations may be introduced at either the federal and/or state level which, if passed, could impose substantial new regulatory requirements on the manufacture, packaging, labeling, advertising and distribution and sale of hemp-derived products, such as our Hemp FX™ CBD oil products. New legislation or regulations may also require the reformulation, elimination or relabeling of certain products to meet new standards and revisions to certain sales and marketing materials, and it is possible that the costs of complying with these new regulatory requirements could be material.

“Marijuana” is illegal under the federal Controlled Substances Act (“CSA”). The 2018 Farm Bill modified the definition of “marijuana” in the CSA so that the definition of “marijuana” no longer includes hemp. The 2018 Farm Bill defines hemp as the “plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis.” All of our hemp-derived products contain less than 0.3% delta-9 tetrahydrocannabinol concentration content. As such, we believe that the manufacture, packaging, labeling, advertising, distribution and sale of our hemp-derived products do not violate the CSA. If federal or state regulatory authorities, however, were to determine that industrial hemp and derivatives could be treated by federal and state regulatory authorities as “marijuana”, we could no longer offer our Hemp FX™ CBD oil products legally and could potentially be subject to regulatory action. Although we are unaware of any enforcement actions to date against the sale of hemp-related products, any enforcement action could be detrimental to our business. Violations of U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by the U.S. federal government including but not limited to disgorgement of profits, cessation of business activities or divestiture. Any such actions could have a material adverse effect on our business.

The FDA, the FTC and their state-level equivalents, also possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Border Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, the FTC or any other related federal or state agency, would result in greater legal cost to the Company, may result in substantial financial penalties and enjoinment from certain business-related activities, and if such actions were publicly reported, they may have a materially adverse effect on our business and its results of operations.

RISKS ASSOCIATED WITH INVESTING IN OUR COMPANY AND OUR SECURITIES

Our Series D preferred stock is subordinate to our existing and future debt, and interests of the Series D preferred stock could be diluted by the issuance of additional preferred shares and by other transactions.

The Series D preferred stock ranks junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay distributions to preferred stockholders. Our charter currently authorizes the issuance of up to 5,000,000 shares of preferred stock in one or more classes or series. At December 31, 2019, there were 161,135 shares of Series A preferred stock designated all of which are outstanding, 1,052,631 shares of Series B preferred stock designated of which 129,332 are outstanding, 700,000 shares of Series C preferred stock designated of which no shares of Series C preferred stock were outstanding, and 650,000 shares of Series D preferred stock designated of which 578,898 shares of Series D preferred stock are outstanding. Subject to limitations prescribed by Delaware law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of capital stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of Series D preferred stock or additional shares of Series A preferred stock, Series B preferred stock or Series C preferred stock or another series of preferred stock designated as ranking on parity with the Series D preferred stock would dilute the interests of the holders of shares of the Series D preferred stock and our other security holders, and the issuance of shares of any class or series of our capital stock expressly designated as ranking senior to the Series D preferred stock or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series D preferred stock. The Series D preferred stock does not contain any terms relating to or limiting our indebtedness or affording the holders of shares of the Series D preferred stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of shares of the Series D preferred stock, so long as the rights, preferences, privileges or voting power of the Series D preferred stock or the holders thereof are not materially and adversely affected.

None of our preferred stock has been rated.

None of our preferred stock has been rated by any nationally recognized statistical rating organization, which may negatively affect their market value and your ability to sell such shares. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of our Series D preferred stock. In addition, we may elect in the future to obtain a rating of our Series D preferred stock, which could adversely impact the market price of our Series D preferred stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if, in its judgment, circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of our Series D preferred stock.

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

We may redeem the Series D preferred stock and holders of the Series D preferred may not receive dividends that you anticipate if we do redeem the Series D.

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

The market price and trading volume of the common stock and Series D preferred stock may fluctuate significantly.

The market determines the trading price for our common stock and the Series D preferred stock and may be influenced by many factors, including our ability to timely complete our required filings with the SEC, variations in our financial results, the market for similar securities, investors’ perception of us, our history of paying distributions on the Series D preferred stock, our issuance of additional preferred equity or indebtedness and general economic, industry, interest rate and market conditions. The de-listing of our the common stock and Series D preferred from the Nasdaq has limited investors’ ability to transfer or sell shares of common stock or the Series D preferred stock and has materially adversely affected the market value of the common stock and Series D preferred stock Because the Series D preferred stock carries a fixed distribution rate, its value in the secondary market will also be influenced by changes in interest rates and will tend to move inversely to such changes.

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

The market price of the Series D preferred stock could be subject to wide fluctuations in response to numerous factors. On February 26, 2021, the last trading price of our Series D preferred stock was $10.61 and on May 28, 2021 it was $13.82. The price of the Series D preferred stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which we expect may have an adverse effect on the market price of the Series D preferred stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series D preferred stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series D preferred stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Series D preferred stock, including decreases unrelated to our operating performance or prospects.

Our two principal stockholders who are also our Chief Executive Officer, Chairman and director and our Chief Operating Officer have significant influence over us.

Through their voting power, each of Stephan Wallach and Michelle Wallach has the ability to significantly influence the election of our directors and to control all other matters requiring the approval of our stockholders. Stephan Wallach and Michelle Wallach, his wife, together beneficially own approximately 42.3% of our total equity securities (assuming exercise of the options to purchase common stock held by Stephan Wallach and Michelle Wallach) at May 31, 2021. As our Chief Executive Officer, Stephan Wallach has the ability to control our business affairs.

For the year ended December 31, 2018 we reported under an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

At December 31, 2018, we were no longer an emerging growth company under the Jobs Act. However, during 2018 we were an emerging growth company up until December 31, 2018.

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

Under the Jobs Act, a company is deemed an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allowed us to delay the adoption of new or revised accounting standards that had different effective dates for public and private companies until those standards apply to private companies. Further, as a result of these scaled regulatory requirements, our disclosure for the year ended December 31, 2018 may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

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

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, have strained our resources and, increased our costs, and we may continue to be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC and Nasdaq, with which a private company is not required to comply.

We have been unable to comply with requirements in a timely or cost-effective manner. Complying with these laws, rules and regulations occupies a significant amount of the time of our Board of Directors and management and significantly increases our costs and expenses. Among other things, we must:

●
maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●
comply with rules and regulations promulgated by OTC Markets;

●
prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●
maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●
involve and retain to a greater degree outside counsel and accountants in the above activities;

●
maintain a comprehensive internal audit function; and

●
maintain an investor relations function.

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

The trading price of the common stock has been subject to wide fluctuations. On May 11, 2021 the closing price of our common stock was $0.39 and on May 21, 2021 it was $0.31. The price of the common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of the common stock would likely decline, perhaps substantially.

Securities analysts may not cover our capital stock, and this may have a negative impact on the market price of our capital stock.

The trading market for our capital stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by independent securities and industry analysts. If no independent securities or industry analysts commence coverage of us, the trading prices for our capital stock would be negatively impacted. If we obtain independent securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our capital stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our capital stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

We may issue preferred stock with rights senior to the common stock, Series A preferred stock and Series B preferred stock.

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

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws includes provisions that:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operation Properties

Our corporate headquarters are located at 2400 Boswell, Road in Chula Vista, California. This is also the location of Youngevity’s main operations and distribution center for the direct selling segment. The facility consists of a 59,000 square foot Class A single use building that is comprised 40% of office space and the balance is used for distribution.

Our commercial coffee segment headquarters is a coffee roaster processing facility, warehouse, and distribution center located in Miami, Florida, consisting of over 50,000 square feet. Our lease for this space expires in May 2023.

Our commercial hemp segment, located in central Florida, leases an 82,000 square foot hemp processing and manufacturing facility in Orlando, Florida, to house its processing hemp derived products and finished goods manufacturing facility. The Orlando facility holds the post processing equipment and the extensive power systems.

KII owns a laboratory testing facility located in Clermont, Florida, that provides us with capabilities in regard to formulation, quality control, and testing standards with CBD products. In addition, KII owns a production shop in Mascotte, Florida. In February 2019, KII purchased a 45-acre tract of land in Groveland, Florida (“Groveland”), which was intended to host a research and development facility, a greenhouse and allocate a portion for farming. We determined that its original plan for use is not viable at the present time as KII shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. Currently KII has Clermont, Florida properties. On May 26, 2021, the Groveland property was sold for $800,000. KII’s remaining production property in Mascotte, FL is expected to be listed for sale by the end of 2021. KII, expects to continue to lease the 82,000 square foot hemp processing and manufacturing facility located in Orlando, Florida.

Below is a summary of our operating facilities by location at December 31, 2019:

Location	Own/Lease	Approximate Square Footage	Land in Acres
Facilities for our direct selling segment
Chula Vista, CA, U.S.	Own	59,000	-
Lindon, UT, U.S.	Lease	36,373	-
Provo, UT, U.S.	Lease	7,156	-
Auckland, New Zealand	Lease	3,570	-
Rosedale, New Zealand	Lease	14,240	-
Moscow, Russia	Lease	1,531	-
Singapore, Singapore	Lease	1,539	-
Guadalajara, Mexico	Lease	6,830	-
Zapopan, Mexico	Lease	1,500	-
Manila, Philippines	Lease	4,473	-
Bogota, Colombia	Lease	2,153	-
Lai Chi Kok Kin, Hong Kong	Lease	1,296	-
Taipei, Taiwan	Lease	3,955	-
Jakarta, Indonesia	Lease	1,884	-
Kuala Lumpur, Malaysia	Lease	3,945	-
Chiba Chiba, Japan	Lease	98	-

Facilities for our commercial coffee segment:
Matagalpa, Nicaragua (1)	Own	60,505	500
Matagalpa, Nicaragua	Own	-	45
Miami, FL, U.S.	Lease	50,110	-

Facilities for our commercial hemp segment:
Clermont, FL, U.S. (2)	Own	2,000	-
Mascotte, FL, U.S. (3)	Own	14,000	-
Groveland, FL, U.S. (4)	Own	-	45
Orlando, FL, U.S.	Lease	82,000	-

(1) Arabica coffee bean plantation, dry-processing facility and mill.
(2) Testing laboratory.
(3) Production shop. This property is currently available-for-sale.
(4) Property was sold on May 26, 2021 (Note 14, to the consolidated financial statements.)

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings; however, we are subject to litigation that we deem not to be material. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Litigation, regardless of the outcome, could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Pink Market operated by OTC Markets under the symbol “YGYI”. From June 2017 until November 2020, our common stock was traded on Nasdaq Capital Market under the symbol “YGYI.” From June 2013 until June 2017, our common stock was traded on the OTCQX Marketplace operated by OTC Markets under the symbol “YGYI”. Previously, the common stock was quoted on the OTC Markets OTC Pink market system under the symbol “JCOF”. Price quotations on the OTC Pink Market reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Our 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value is traded on OTC Pink market operated by OTC Markets Group under the symbol “YGYIP”.

The last reported sale price of our common stock on the OTC Pink market on June 22, was $0.30 per share. The last reported sale price of our Series D Preferred Stock on the OTC Pink market on June 22, 2021 was $14.43 per share.

Holders

At the close of business on June 23, 2021, there were 640 holders of record of our common stock.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not currently intend to pay any cash dividends on the common stock in the foreseeable future. Other than the payment of dividends on our Series D preferred stock, we expect to retain all available funds and future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends, if any, on the common stock will be at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Series B Preferred Stock

In March 2018, our board of directors designated 1,052,631 shares as Series B preferred stock, par value $0.001 per share. The Series B preferred stock will pay cumulative dividends from the date of issuance at a rate of 5% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year beginning June 30, 2018. During the year ended December 31, 2019, we paid $51,000 in cash dividends to holders of Series B preferred stock. During March 2020, all of our Series B preferred stock mandatorily converted. Holders of the Series B preferred stock received 50% share of common stock for each one share of preferred stock they hold. In March 2020, all outstanding shares of Series B preferred stock automatically converted into 2 shares of common stock on the two-year anniversary date of the issuance of the Series B preferred stock, pursuant to the automatic conversion feature of the Series B preferred stock and all unpaid dividends were paid through that date.

Series C Preferred Stock

In September 2018, our board of directors designated 700,000 shares as Series C preferred stock, par value $0.001 per share. The Series C preferred stock paid cumulative dividends from the date of issuance at a rate of 6% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year beginning September 30, 2018. At December 31, 2018, all Series C preferred stock had been converted to common stock and all unpaid dividends were paid through that date.

Series D Preferred Stock

In December 2019, our board of directors designated an additional 190,000 shares as Series D preferred stock, par value $0.001 per share, to a total of 650,000 shares designated. The holders of the Series D preferred stock are entitled to cumulative dividends from the first day of the calendar month in which the Series D preferred stock is issued and payable on the fifteenth day of each calendar month, when, as and if declared by the Company's board of directors. The Company’s board of directors has declared an annual cash dividend of $2.4375 per share or a monthly dividend of $0.203125 per share on the Series D preferred stock. During the year ended December 31, 2019, we paid $203,000 in cash dividends to holders of Series D preferred stock. (See Note 14 to the consolidated financial statements.)

Equity Compensation Plan Information

See Part III, Item 11 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities

All sales of our common stock that were not registered under the Securities Act have been previously disclosed in our filings with the Securities and Exchange Commission. There were no sales of unregistered securities during the three months ended December 31, 2019.

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

Overview

At December 31, 2019, we operated in three segments: (i) the direct selling segment, where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment, where products are sold directly to businesses, the distribution of processed green coffee beans and provides milling services for unprocessed green coffee beans, and (iii) the commercial hemp segment, where we manufacture proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. During the year ended December 31, 2019, we derived approximately 86.1% of our revenue from direct sales, approximately 13.3% of our revenue from our commercial coffee sales and approximately 0.6% of our revenue from our commercial hemp business. During the year ended December 31, 2018, we derived approximately 85.5% of our revenue from direct sales and approximately 14.5% of our revenue from our commercial coffee sales.

In the direct selling segment, we sell health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products, other service-based products on a global basis and more recently our Hemp FX™ hemp-derived CBD product line and offer a wide range of products through an international direct selling network. Our direct sales are made through our network, which is a web-based global network of customers and distributors. Our independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. We consider our company to be an e-commerce company whereby personal interaction is provided to customers by our independent sales network. Initially, our focus was solely on the sale of products in the health, beauty and home care market through our marketing network; however, we have since expanded our selling efforts to include a variety of other products in other markets. Our direct selling segment offers approximately 5,500 products to support a healthy lifestyle.

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

We also engage in the commercial sale of roasted coffee products, the distribution of green coffee beans and provide milling services, through CLR. CLR sells roasted and unroasted coffee and produces coffee under its own Café La Rica brand, Josie’s Java House brand and Javalution brands. CLR also produces and sells coffee under a variety of private labels through major national sales outlets and major customers including cruise lines and office coffee service operators, as well as through our direct selling business. CLR acquired the Siles in 2014, a coffee plantation and dry-processing facility located in Matagalpa, Nicaragua, an ideal coffee growing region that is historically known for high quality coffee production. The dry-processing facility is approximately 26 acres and the plantation is approximately 500 acres and produces 100 percent Arabica coffee beans that are shade grown, Rainforest Alliance Certified™ and Fair Trade Certified™. The plantation, dry-processing facility and existing U.S. based coffee roaster facilities allows CLR to control the coffee production process from field-to-cup.

In the commercial hemp segment, we are a manufacturer of commercial hemp-based CBD extraction and post-processing equipment, and end-to-end processor of CBD isolate, distillate, water soluble isolate and water-soluble distillate. We develop, manufacture and sell equipment and related services to customers which enable them to extract CBD oils from hemp stock. We provide hemp growers, feedstock suppliers, and CBD crude oil producers the use of equipment, intellectual capital, production consultancy, tolling services, and wholesale CBD channel sales capabilities. We are also engaged in hemp-based CBD extraction technology including tolling processing which converts hemp biomass to hemp extracts such as CBD oil, distillate and isolate. We offer customers turnkey manufacturing solutions in extraction services and end-to-end processing systems. In addition, we own a laboratory testing facility that provides us with a broad range of capabilities in regard to formulation, quality control, and testing standards with our CBD products, including potency analysis for our supply partners of hemp derived CBD products.

We conduct our operations primarily in the U.S. For the years ended December 31, 2019 and 2018, approximately 15% and 14%, respectively, of our revenues were derived from sales outside the U.S.

Overview of Significant Events

Public Offering. Between September and December 2019, we closed two tranches of our Series D offering, pursuant to which we issued and sold a total of 578,898 shares of our 9.75% Series D preferred stock at a weighted average price to the public of $24.05 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreement that we entered into with the Benchmark Company, LLC (“Benchmark”) as representative of the several underwriters. The 578,898 shares of Series D preferred stock that were sold included 43,500 shares sold pursuant to the overallotment option that we granted to the underwriters that was exercised in full. In January 2020, the Company issued an additional 11,375 shares of Series D preferred stock upon the partial exercise by the underwriters.

The Series D preferred stock was approved for listing on The Nasdaq Capital Market under the symbol “YGYIP,” and had commenced trading on Nasdaq September 20, 2019. The net proceeds from this offering were approximately $12,269,000 after deducting underwriting discounts and commissions and expenses which were paid by us. Trading in the Series D preferred stock was suspended on Nasdaq on November 20, 2020, and on February 2, 2021, the Series D preferred stock was removed from listing on Nasdaq, effective at the opening of the trading session on February 12, 2021. Our Series D preferred stock is now traded on OTC Pink market under the same symbol YGYIP.

Stock Offerings. In February 2019, we entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of our common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. We received proceeds of $1,750,000 from the stock offering. Consulting fees for arranging the purchase agreement include the issuance of 5,000 shares of restricted shares of our common stock and a three-year warrant priced at $10.00 per share convertible into 100,000 shares of the Company’s common stock upon exercise. (See Note 10 to the consolidated financial statements.)

In June 2019, we entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of common stock at an offering price of $5.50 per share. We received proceeds of $1,375,000 from the stock offering. (See Note 10 to the consolidated financial statements.)

At-the-Market Equity Offering Program. In January 2019, we entered into an at-the-market offering agreement (the “ATM agreement”) with Benchmark pursuant to which we may sell from time to time, at our option, shares of our common stock through Benchmark, as sales agent, for the sale of up to $60,000,000 of shares of our common stock. We are not obligated to make any sales of common stock under the ATM agreement and we cannot provide any assurances that we will issue any shares pursuant to the ATM agreement. During the year ended December 31, 2019, we received approximately $102,000 from the sale of 17,524 shares of common stock under the ATM agreement. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and therefore cannot make sales under the ATM agreement until such time as we once again become S-3 eligible.

Convertible Notes. Between February and July 2019, we closed five tranches related to the January 2019 private placement debt offering, pursuant to which we offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with thirty-one accredited investors that had a substantial pre-existing relationship with us pursuant to which we received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The placement agent received 15,450 shares of common stock for the closed tranches as compensation. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of 6.00% per annum, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reclassification of the common stock. The 2019 PIPE Notes are secured by all equity in KII. (See Note 7 & Note 14 to the consolidated financial statements.)

Promissory Notes. In March 2019, we entered into a two-year secured promissory note with two accredited investors with whom we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. The promissory notes are secured by all equity in KII. In consideration of the promissory notes, we issued 20,000 shares of our common stock for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The promissory notes pay interest at a rate of 8.00% per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. We issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the Notes. (See Note 6 & Note 14 to the consolidated financial statements.)

In March 2020, we closed the initial tranche related to our March 2020 private placement debt offering, pursuant to offering up to an aggregate of $5,000,000 in principal amount together with up to 250,000 shares of common stock with each investor receiving 50,000 shares of common stock for each $1,000,000 invested. On March 20, 2020, we entered into a Securities Purchase Agreement (“SPA”) with one accredited investor with whom we had a substantial pre-existing relationship, pursuant to which we issued a note in the principal amount of $1,000,000, due December 31, 2020. The note matures 9 months after issuance and bears interest at a rate of 18% per annum. In addition, we issued 50,000 shares of our common stock in connection with this Note. (See Note 14 to the consolidated financial statements.)

Small Business Administration – Paycheck Protection Program Loan. In April 2020, our three segments participated in the recent “The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)”, and the Paycheck Protection Program (the “PPP”) due to losses caused by the COVID-19 pandemic. We received cash in the aggregate of $3,763,295 from qualified Small Business Administrators (“SBA”) lenders. In addition, under the SBA loans, our Direct Selling segment qualified for mortgage assistance, whereby our corporate office’s mortgage has been paid directly from the SBA lenders. We qualified for the mortgage payment program for a period of six months. As of June 30, 2020, the SBA has paid approximately $50,000 directly to our mortgage holder. On November 5, 2020, KII received relief of $622,500 related its loan. On April 21, 2021, CLR received a second PPP loan in the amount of $632,895, payable within 60 months if relief for the loan is not granted.

We are in communication with the SBA lenders in regard to the potential liability we will incur (if any) in respect for repayment of the loans and consideration of any portion of loans forgiveness of the debt.

H&H transactions

Mill Construction Agreement

In January 2019, to accommodate CLR's green coffee purchase contract, CLR entered into an agreement with H&H and H&H Export, Mr. Hernandez and Ms. Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer the Matagalpa Property to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property for processing coffee in Nicaragua. The addition of the mill will accommodate CLR’s green coffee contract commitments. For the year ended December 31, 2019 and 2018, CLR made payments of $2,150,000 and $900,000, respectively, towards the Matagalpa Mill project. At December 31, 2019, CLR contributed a total of $3,050,000 towards the Matagalpa Mill project, in addition $391,117 was paid for operating equipment and the Nicaraguan Partner contributed a total of $1,922,000. CLR’s remaining portion of $1,650,000 was paid during 2020, including an additional $912,606 related to operating equipment. As of the date of this filing, the Matagalpa Mill is in construction and was not ready for full operations.

In January 2019, we issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, we over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At December 31, 2019, the value of the shares was approximately $397,000 based on the stock price at December 31, 2019. Management has reviewed the amount due and in conjunction with the impact of the underlying COVID crisis and has determined that the receivable balance of $397,000, was more than likely to be uncollected as of December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at the end of December 31, 2019. (See Note 3 to the consolidated financial statements under “Other Related Party Transactions” for further discussion related to H&H Export.)

H&H Advance

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a five-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to CLR’s mills.  In March 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9.00% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. In October 2019, CLR and H&H Export amended the March 2019 agreement in terms of the maturity date such that all outstanding principal and interest is due and payable at the end of the 2020 harvest (or when the 2020 season’s harvest was exported and collected), but never to be later than November 30, 2020. Management reviewed the security against the loan and the impact of the underlying COVID crisis and determined that the full amount of the note receivable including interest of approximately $5,340,000, was not collected as of December 31, 2020, and therefore $5,340,000 was recognized as an allowance for collectability at the end of December 31, 2019. (See Note 3 to the consolidated financial statements under “Other Related Party Transactions” for further discussion related to H&H Export.)

Amendment to Operating and Profit-Sharing Agreement

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H Export. In addition, CLR and H&H Export, Mr. Hernandez and Ms. Orozco have restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita, a leased mill, or the Matagalpa Mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. In addition, H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issued were valued at $7.50 per share. Profit-sharing expense for the year ended December 31, 2019 was $1,060,000 compared to a profit-sharing benefit of $910,000 in the same period last year, which is recorded in accrued expenses in the consolidated balance sheets at each respective year.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

On April 20 and July 29, 2020, CLR and KII (the “U.S. Partners”) entered into agreements (“Hemp Joint Venture Agreement”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan Partners”) and established the Hemp Joint Venture (the “Nicaraguan Hemp Grow and Extractions Group” or the “Hemp Joint Venture”).

The agreement calls for H&H Export to contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture.

The agreement calls for Nicaraguan Partners to contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

Additionally, we agreed, subject to the approval of The Nasdaq Stock Market (“Nasdaq”) to issue 1,500,000 shares of our restricted common stock, $0.001 par value, to Fitracomex. In accordance with the Hemp Joint Venture Agreement, in July 2020 we issued to Fitracomex the agreed upon shares of restricted common stock. We also agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of our common stock at an exercise price of US $1.50, exercisable for a term of five (5) years after completion of the construction and upon the approval by our stockholders of the proposed issuance. In addition, we agreed to use our best efforts to register the resale of the shares of our common stock issued to Fitracomex under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and make any necessary applications with Nasdaq to list the shares.

The U.S. Partners and H&H Export will serve as the managing partners with all business decisions will require prior consent and agreement of both parties. The Net Profits and Net Losses for each fiscal period shall be allocated among the partners as follows: twenty five percent (25%) to the Nicaraguan Partners and seventy five percent (75%) to the U.S. Partners.

Acquisitions During the Years Ended 2019 and 2018

In November 2019, we acquired certain assets of BeneYOU. BeneYOU is a nutritional and beauty product company that brings customers and distributors of brands of Jamberry which offers a line of nail products, the brand Avisae which focuses on gut health and the brand M.Global which delivers hydration products. (See Note 2 to the consolidated financial statements.)

In February 2019, KII acquired substantially all the assets of Khrysos Global and all the outstanding equity of INXL and INXH. The collective business manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. (See Note 2 to the consolidated financial statements.)

In March 2018, we acquired certain assets of ViaViente. ViaViente is the distributor of The ViaViente Miracle, a highly concentrated, energizing whole fruit puree blend that is rich in antioxidants and naturally occurring vitamins and minerals. (See Note 2 to the consolidated financial statements.)

In February 2018, we acquired certain assets and certain liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential oil based nontoxic cleaning and care products for personal, home and professional use. (See Note 2 to the consolidated financial statements.)

Going Concern

The accompanying consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At December 31, 2019, we had a significant accumulated deficit and we have experienced significant losses and incurred negative cash flows for the last few years. Net cash used in operating activities was $14,337,000 and $12,352,000 for the year ended December 31, 2019 and 2018, respectively. Our cash and cash equivalents totaled $4,463,000 at December 31, 2019. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and/or will need to further reduce our expenses from current levels. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available.

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

Revenue Recognition

We recognize revenue from product sales when the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied. (See Note 4 to the consolidated financial statements.)

We ship the majority of our direct selling segment products directly to the distributors primarily via UPS, USPS or FedEx and receives substantially all payments for these sales in the form of credit card transactions. We regularly monitor our use of credit card or merchant services to ensure that its financial risk related to credit quality and credit concentrations is actively managed. Revenue is recognized upon passage of title and risk of loss to customers when product is shipped from the fulfillment facility. We ship the majority of our commercial coffee segment and commercial hemp segment products via common carrier and invoice our customers for the products. Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. In addition, our commercial coffee segment records revenue at net for providing milling services of green coffee beans at the CLR mill. Our commercial hemp segment records revenue also related to lab testing services which are billed upon release of results or delivery of product.

Sales revenue and a reserve for estimated returns are recorded net of sales tax.

Fair Value of Financial Instruments

Certain of our financial instruments including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable, accrued liabilities and deferred revenue are carried at cost, which is considered to be representative of their respective fair values because of the short-term nature of these instruments. Our notes payable and derivative liabilities are carried at estimated fair value. (See Note 9 to the consolidated financial statements.)

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

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. (See Note 8 to the consolidated financial statements.)

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

Cost of revenues includes the cost of inventory, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Operating and Financing Leases

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate non-lease components from lease components. Lease cost is recognized on a straight-line basis over the lease term.

Finance lease right-of-use assets are amortized over their estimated useful lives, as the Company does believe that it is reasonably certain that options which transfer ownership will be exercised. In general, for the majority of the Company’s material leases, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised. Periodically, the Company assesses its leases to determine whether it is reasonably certain that these options and any renewal options could be reasonably expected to be exercised.

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

Business Combinations

We account for business combinations under the acquisition method and allocate the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of our common stock, the value of the common stock is determined using the closing market price at the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third-party estimates and assumptions that utilize established valuation techniques appropriate for our industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured at the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value at the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates, and probabilities that contingencies will be met.

Long-Lived Assets

Long-lived assets, including property and equipment and definite lived intangible assets are carried at cost less accumulated amortization. Costs incurred to renew or extend the life of a long-lived asset are reviewed for capitalization. All finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. We first consider whether indicators of impairment are present. If indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset (group) in question to its carrying amount (as a reminder, entities cannot record an impairment for a held and used asset unless the asset first fails this recoverability test). If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets (group’s) carrying amount, we then determine the fair value of the long- lived asset (group) and recognize an impairment loss, if any, if the carrying amount of the long-lived asset (group) exceeds its fair value. For the year ended December 31, 2018, we recorded a loss on impairment of intangible assets related to our acquisitions of BeautiControl, Inc. and Future Global Vision, Inc. and recorded a loss on impairment of intangible assets of approximately $2,550,000 and $625,000, respectively. While these charges had no impact on our business operations, cash balances or operating cash flows, they resulted in significant losses during the reporting periods. For the year ended December 31, 2019, we determined that there were indicators of impairment present for long-lived assets related to our commercial hemp segment, as result a test for recoverability concluded that the carrying amount of the long-lived asset (group) did not exceed its fair value. As a result, we recorded a loss on impairment of intangible assets related to our acquisition of Khrysos Global of approximately $8,461,000. (See Note 2 to the consolidated financial statements.)

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured at the acquisition date) of total net tangible and identified intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment determines it is necessary, we will perform a quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). We determined no impairment of our goodwill occurred for the year ended December 31, 2018.

At the end of 2019 the qualitative testing determined that a quantitative test was not required for our direct selling segment and our commercial coffee segment. The quantitative testing for our commercial hemp segment led us recognizing a loss on impairment of goodwill of $6,831,000.

Stock-based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Board ("ASC") Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the vesting period of the equity grant. Forfeitures are recorded as they occur. The Company uses the Black-Scholes to estimate the fair value of stock options. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the expected term of the option. The expected life is based on the contractual life of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

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

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenues

For the year ended December 31, 2019, our revenues decreased approximately $15,003,000 to $147,442,000 as compared $162,445,000 for the year ended December 31, 2018. During the year ended December 31, 2019, we derived 86.1% of our revenues from our direct sales, 13.3% of revenues from our commercial coffee sales and 0.6% of our revenues from our commercial hemp sales. During the year ended December 31, 2018, we derived 85.5% of our revenues from our direct sales and 14.5% of our revenues from our commercial coffee sales.

Revenues in the direct selling segment decreased by approximately $11,844,000 to $127,011,000 as compared to $138,855,000 for the year ended December 31, 2018. This decrease was attributed to a decrease of $14,255,000 in revenues from existing business, partially offset by revenues from new acquisitions of $2,411,000. The decrease in existing business was primarily due to a decline in the number of ordering preferred customers, partially offset by an increase in distributor revenues.

Revenues in the commercial coffee segment decreased by approximately $4,046,000 to $19,544,000 as compared to $23,590,000 for the year ended December 31, 2018. This decrease was attributed to a decrease in our green coffee business of $4,819,000 primarily driven by the shift in revenue away from green coffee sales to revenues related to mill processing services that were partially offset by increased revenues of $773,000 from our roasted coffee business. For the year ended December 31, 2019, CLR recorded revenues from green coffee milling and processing services of $6,416,000 to H&H Export; with the related green coffee to be resold by H&H Export. Additionally, we recorded revenue from the sale of processed green coffee of $1,046,000.

CLR recorded net revenues from processed green coffee of approximately $12,281,000 for the year ended December 31, 2018, of which $3,938,000 was to H&H Export, to be resold by H&H Export. Revenues in roasted coffee increased 6.8% to $12,082,000 for the year ended December 31, 2019.

Revenue in the commercial hemp segment from our Khrysos Global acquisition were approximately $887,000.

The following table summarizes our revenue by segment (in thousands):

	Year Ended December 31,		Percentage
	2019	2018	Change (1)
Direct selling	$127,011	$138,855	(8.5)%
As a % of Revenue	86.1%	85.5%	(0.6)%
Commercial coffee:
Processed green coffee	1,046	12,281	(91.5)%
As a % of Segment Revenue	5.4%	52.1%	(46.7)%
Milling and processing services	6,416	-	N/A
As a % of Segment Revenue	32.8%	-%	N/A
Roasted coffee and other	12,082	11,309	6.8%
As a % of Segment Revenue	61.8%	47.9%	13.9%
Commercial coffee - total	19,544	23,590	(17.2)%
As a % of Revenue	13.3%	14.5%	(1.2)%
Commercial hemp	887	-	N/A
As a % of Revenue	0.6%	-%	N/A
Total Revenues	$147,442	$162,445	(9.2)%

(1)
Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the year ended December 31, 2019, cost of revenues decreased approximately $13,931,000 or 20.7% to $53,482,000 as compared to $67,413,000 for the year ended December 31, 2018.

Cost of revenues in the direct selling segment decreased by approximately $3,094,000 or 7.0% to $40,851,000 when compared to the same period last year, primarily due to the decrease in revenues discussed above, partially offset by an increase in inventory adjustments to increase the inventory reserve.

Cost of revenues in the commercial coffee segment decreased by approximately $12,132,000 or 51.7% to $11,336,000 when compared to the same period last year, primarily due to the shift in revenue to milling and processing services for 2019 when compared to 2018. As revenue for milling services does not contain a cost of goods sold component, this shift in revenue from green coffee processed sales to milling and processing services lowers our cost of revenue. Cost of revenues for processed green coffee the year ended December 31, 2019 was credit of $754,000 as a result of a pricing adjustment related to a price per pound settlement. During the year ended December 31, 2018, cost of revenues for processed green coffee sales were $11,747,000. Cost of revenues for roasted coffee sales the year ended December 31, 2019 increased 3.1% to approximately $12,090,000 compared to $11,721,000 during the year ended December 31, 2018.

Cost of revenues in the commercial hemp segment from our Khrysos Global acquisition was approximately $1,295,000.

Gross Profit (Loss)

For the year ended December 31, 2019, gross profit decreased approximately $1,072,000 or 1.1% to $93,960,000 as compared to $95,032,000 for the year ended December 31, 2018. Gross profit as a percentage of revenues increased to 63.7% compared to 58.5% in the same period last year.

Gross profit in the direct selling segment decreased by approximately $8,750,000 or 9.2% to $86,160,000 when compared to the same period last year, primarily as a result of the decrease in revenues discussed above and the increase in inventory adjustments to increase the inventory reserve. Gross profit as a percentage of revenues in the direct selling segment decreased to 67.8% compared to 68.4% in the same period last year.

Gross profit in the commercial coffee segment increased by approximately $8,086,000 to $8,208,000 when compared to the same period last year. Gross profit as a percentage of revenues in the commercial coffee segment increased to 42.0% for the year ended December 31, 2019, compared to 0.5% in the same period last year. The increase in gross profit in the commercial coffee segment was primarily due to the overall increase in the processing and milling of unprocessed green coffee that in turn drove higher gross profits from the combination of processed green coffee sales and revenues on milling and processing services during the year ended December 31, 2019, offset by the gross loss in the roasted coffee. Gross profit from the sales of processed green coffee was $1,800,000 and $534,000 for the year ended December 31, 2019 and 2018, respectively. Gross profits from milling and processing services was $6,416,000 for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, we recognized a loss related to roasted coffee of $8,000 and $412,000, respectively.

Gross loss in the commercial hemp segment from our Khrysos Global acquisition was approximately $408,000. Gross loss as a percentage of revenues in the commercial hemp segment was 46.0%.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit (loss) as a percentage of segment revenues:

	Year Ended December 31,		Percentage
	2019	2018	Change (1)
Direct selling	$86,160	$94,910	(9.2)%
Gross Profit % of Segment Revenues	67.8%	68.4%	(0.6)%
Commercial coffee:
Processed green coffee	1,800	534	237.1%
Gross Profit % of Segment Revenues	9.2%	2.3%	6.9%
Milling and processing services	6,416	-	N/A
Gross Profit % of Segment Revenues	32.8%	-%	N/A
Roasted coffee and other	(8)	(412)	(98.1)%
Gross Profit % of Segment Revenues	(0.0)%	(1.7)%	1.7%
Commercial coffee - total	8,208	122	6,627.9%
Gross Profit % of Segment Revenues	42.0%	0.5%	41.5%
Commercial hemp	(408)	-	N/A
Gross Profit % of Segment Revenues	(46.0)%	-%	N/A
Total	$93,960	$95,032	(1.1)%
Gross Profit % of Revenues	63.7%	58.5%	5.2%

(1)
Percentages denoted as N/A do not contain prior period comparatives

Operating Expenses

For the year ended December 31, 2019, our operating expenses increased by approximately $50,078,000 or 51.3% to $147,747,000 as compared to $97,669,000 for the year ended December 31, 2018. The increase included $12,892,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019 for options granted that were fully vested at the time of issuance when compared to the prior year that did not have such grants. Excluding the effect of stock and equity-based compensation expense in the first quarter of 2019, operating expenses would have increased by 35.1%.

Distributor Compensation

For the year ended December 31, 2019, the distributor compensation paid to our independent distributors in the direct selling segment decreased by approximately $4,599,000 or 7.5% to $56,488,000 as compared to $61,087,000 for the year ended December 31, 2018. This decrease was primarily attributable to the decrease in revenues. Distributor compensation as a percentage of direct selling revenues increased to 44.5% as compared to 44.0% for the year ended December 31, 2018.

Sales and Marketing

For the year ended December 31, 2019, the sales and marketing expense increased by approximately $769,000 or 5.7% to $14,167,000 as compared to $13,398,000 for the year ended December 31, 2018. The increase included $471,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019 for options granted that were fully vested at the time of issuance when compared to the prior year that did not have such grants. Excluding the effect of stock and equity-based compensation expense in the first quarter of 2019, sales and marketing expense would have increased by 2.2%.

Sales and marketing expenses in the direct selling segment increased by approximately $363,000 or 2.9% to $12,823,000 as compared to $12,460,000 for the same period last year. The increase included $471,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019 for options granted that were fully vested at the time of issuance when compared to the prior year that did not have such grants. Excluding the effect of stock and equity-based compensation expense in the first quarter of 2019, sales and marketing expense in the direct selling segment would have decreased by 0.9%.

Sales and marketing expenses in the commercial coffee segment increased by approximately $180,000 or 19.2% to $1,118,000 as compared to $938,000 for the same period last year, primarily due to increased advertising costs and compensation expense.

Sales and marketing expenses in the commercial hemp segment were approximately $226,000 for the year ended December 31, 2019.

General and Administrative

For the year ended December 31, 2019, general and administrative expenses increased by approximately $39,616,000 or 208.9% to $61,800,000 from $20,009,000 for the year ended December 31, 2018. The increase included $12,421,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019. Excluding the effect of this stock and equity-based compensation expense in the first quarter of 2019, general and administrative expense would have increased by 146.8%.

General and administrative expenses in the direct selling segment increased approximately $20,226,000 or 122.9 to $36,680,000 for the year ended December 31, 2019 compared to $16,454,000 for the same period last year. These increases were primarily the result of increases in accounting and computer consulting costs and costs associated with the contingent liability revaluation of $6,937,000. Other increases included $10,996,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019 for options granted that were fully vested at the time of issuance when compared to the prior year that did not have such grants. Excluding the effect of stock and equity-based compensation expense in the first quarter of 2019, general and administrative expenses in the direct selling segment would have increased by 56.1%. For the year ended December 31, 2018, the contingent debt revaluation adjustment included gains of $2,520,000 related to the revaluation our acquisition of BeautiControl, Inc. and $1,246,000 related to the elimination of the contingent liability associated with our acquisition of Nature’s Pearl Corporation due to breach of the asset purchase agreement by the seller.

General and administrative expenses in the commercial coffee segment increased by approximately $17,469,000 or 491.4% to $21,024,000 for the year ended December 31, 2019 as compared to $3,555,000 for the same period last year. This increase included $1,425,000 in stock and equity-based compensation expense that was recorded in the first quarter of 2019. Excluding the effect of stock and equity-based compensation expense recorded in the first quarter of 2019, general and administration expense in the commercial coffee segment would have increased by 451.3%. Also contributing was the increase in profit-sharing expense of $1,970,000 as well as higher wages and warehouse storage costs in 2019 compared to the same period last year.

At December 31, 2019 CLR's accounts receivable balance for customer related revenue by H&H Export were approximately $8,707,000, of which the full amount was past due at December 31, 2019. As a result, the Company has reserved $7,871,000 as bad debt related to this accounts receivable which is net of collections through December 31, 2020. (See Note 3 to the consolidated financial statements under “Other Related Party Transactions” for further discussion related to H&H Export.)

In addition, CLR recorded a reserve against an outstanding receivable due from Alain Hernandez related to the over issuance of shares against the amounts payable. Management has reviewed the amount due and in conjunction with the impact of the underlying COVID crisis and has determined that the net amount of the amount receivable for $397,000, is more than likely to be uncollected as of December 31, 2019, and therefore approximately $397,000 has been recognized as an allowance for collectability at the end of December 31, 2019. (See Note 3 to the consolidated financial statements under “Other Related Party Transactions” for further discussion related to H&H Export.)

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a five-year contract for the sale and processing of green coffee beans. In March 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable. Management reviewed the security against the loan and the impact of the underlying COVID crisis and determined that the full amount of the note receivable including interest of approximately $5,340,000, was not collected as of December 31, 2020, and therefore $5,340,000 was recognized as an allowance for collectability at the end of December 31, 2019. (See Note 3 to the consolidated financial statements under “Other Related Party Transactions” for further discussion related to H&H Export.)

General and administrative expense in the commercial hemp segment from our Khrysos Global acquisition was approximately $4,096,000 and was primarily related to wages and general office costs.

Loss on Impairment of Intangible Assets

For the year ended December 31, 2019, we recorded a loss on impairment of intangible assets related to our acquisition of Khrysos Global of approximately $8,461,000. (See Note 2 to the consolidated financial statements.)

For the year ended December 31, 2018, we recorded a loss on impairment of intangible assets related to our acquisitions of BeautiControl, Inc. and Future Global Vision, Inc. and recorded a loss on impairment of intangible assets of approximately $2,550,000 and $625,000, respectively. (See Note 2 to the consolidated financial statements.)

Loss on Impairment of Goodwill

During the fourth quarter of 2019, we recorded a loss on impairment of goodwill of $6,831,000 related to the commercial hemp segment. The impairment was driven by a decline in the estimated fair value primarily due to the reduction in the profitability forecasts, as well as increased working capital requirements which increased its carrying value. (See Note 2 & Note 5 to the consolidated financial statements.)

Operating Loss

For the year ended December 31, 2019, our operating loss increased by approximately $51,150,000 to an operating loss of $53,787,000 as compared to $2,637,000 for the year ended December 31, 2018. The increase in our operating loss included $12,892,000 in stock and equity-based compensation expense recorded in the first quarter of 2019 as discussed above under operating expenses. Excluding the effect of stock and equity-based compensation expense in the first quarter of 2019, the operating loss would have been $40,821,000 or an increase of $36,009,000 compared to the same period last year which was primarily due to the lower revenue and higher operating expenses including the loss on impairment of goodwill and intangible assets as discussed above.

Total Other Income (Expenses), Net

For the year ended December 31, 2019, total net other income was approximately $1,808,000 as compared to net other expense of $17,017,000 for the year ended December 31, 2018. The increase in net other income of $18,825,000 was due to the increase in the change in the fair value of derivative liabilities, the decrease in net interest expense, the loss on the modification of warrants recorded in 2019 and the loss on induced debt conversion and the extinguishment loss on debt recorded in 2018.

The change in fair value of derivative liabilities increased by approximately $10,147,000 to $5,502,000 in other income for the year ended December 31, 2019 compared to $4,645,000 in other expense for the year ended December 31, 2018. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of our derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period. (See Note 8 & Note 9 to the consolidated financial statements.)

Net interest expense decreased by approximately $3,766,000 for the year ended December 31, 2019 to $2,818,000 compared to $6,584,000 for the year ended December 31, 2018.

Interest expense the year ended December 31, 2019 included: (i) interest payments to investors associated with our private placements and debt transactions, (ii) interest payments related to our Crestmark agreement, (iii) interest payments related to our short-term note, and (iv) interest paid for other operating debt. Non-cash interest of amortization expense and other non-cash interest, offset by interest income.

Interest expense in 2018 included: (i) interest payments related to investors associated with our private placement transactions, (ii) interest payments related to our short-term note, (iii) interest payments related to our Crestmark agreement and, (iv) interest paid for other operating debt. Non-cash interest includes amortization expense and other non-cash interest, offset by interest income.

During the year ended December 31, 2019, we recorded a loss on modification of warrants of approximately $876,000 related to warrant modifications from inducement of shares and the change in the terms of the warrants. (See Note 10 to the consolidated financial statements.)

During the year ended December 31, 2018, we recorded a non-cash loss on an induced debt conversion as a result of an exchange of debt for common stock. An investor in our 2014 private placement exchanged their 2014 PIPE Note with a principal balance of $4,000,000 for 747,664 shares of common stock in October 2018. We concluded that the 2014 PIPE Note should be recognized as a debt modification for an induced conversion of convertible debt and we recognized all remaining unamortized discounts of approximately $679,000 immediately subsequent to October 2018 as interest expense and recorded a loss on the debt exchange in the amount of $4,706,000 with the corresponding entry through equity. (See Note 7 to the consolidated financial statements.)

During 2018, we also recorded a non-cash extinguishment loss on debt of approximately $1,082,000 as a result of the triggering of the automatic conversion of the 2017 PIPE Notes associated with our 2017 private placement to common stock. This loss represents the difference between the carrying value of the 2017 PIPE Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued was based on the stock price on the date of the conversion. (See Note 7 to the consolidated financial statements.)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. At December 31, 2019, we have evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and through consideration of all positive and negative evidences and have determined that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance remains on the U.S. state and foreign tax attributes that are likely to expire before realization. We have approximately $75,000 in refundable credits, and expects that a substantial portion will be refunded between 2020 and 2021. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward.

We recognized an income tax provision of approximately $9,000 which was our estimated federal, state and foreign income tax expense for the year ended December 31, 2019 compared to an income tax provision of $416,000 for the year ended December 31, 2018. The difference between the effective tax rate and the federal statutory rate of 21% was due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the years ended December 31, 2019 and 2018, the Company reported a net loss of approximately $51,988,000 and $20,070,000, respectively. The increase in net loss of $31,918,000 when compared to the prior period was due to the increase in operating loss of $48,975,000, partially offset by the decrease in net other expense of $16,650,000 and a decrease in the income tax provision of $407,000 as discussed above.

Adjusted EBITDA

EBITDA (earnings or loss before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense, equity-based compensation expense, amortization of debt discount and issuance costs, the change in the fair value of the derivatives, the loss on the modification of warrants, the loss on impairment of goodwill, the loss on impairment of intangible assets, the loss on induced debt conversion, the loss on induced debt conversion, and the loss on extinguishment of debt or "Adjusted EBITDA." Adjusted EBITDA was a loss of approximately $15,447,000 for the year ended December 31, 2019 compared to $7,013,000 for the year ended December 31, 2018.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management team.

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, equity-based compensation expense, amortization of debt discount and issuance costs, change in the fair value of the warrant derivative, loss on modification of warrants, loss on impairment of goodwill, loss on impairment of intangible assets, loss on induced debt conversion, and loss on extinguishment of debt, and as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss is included in the table below (in thousands):

	Years Ended
	December 31,
	2019	2018
Net loss	$(51,988)	$(20,070)
Add/Subtract:
Interest, net	2,818	6,584
Income tax provision	9	416
Depreciation	2,134	1,819
Amortization	2,401	2,879
EBITDA	(44,626)	(8,372)
Add/Subtract:
Stock-based compensation	12,697	1,453
Equity-based compensation and amortization of issuance costs	4,597	324
Amortization of debt discounts and issuance costs	1,219	-
Change in the fair value of warrant derivatives	(5,502)	4,645
Loss on modification of warrants	876	–
Loss on impairment of goodwill	6,831	–
Loss on impairment of intangible assets	8,461	3,175
Loss on induced debt conversion	–	4,706
Loss on extinguishment of debt	–	1,082
Adjusted EBITDA	$(15,447)	$7,013

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2019 we had cash and cash equivalents of approximately $4,463,000 as compared to cash and cash equivalents of $2,879,000 at December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2019 was approximately $14,337,000 as compared to $12,352,000 for the year ended December 31, 2018. Net cash used in operating activities in 2019 consisted of a net loss of $51,988,000 and $10,339,000 in changes in operating assets and liabilities, partially offset by net non-cash operating activity of $47,990,000. Net cash used in operating activities in 2018 consisted of a net loss of approximately $20,070,000 and $9,434,000 in changes in operating assets and liabilities, partially offset by net non-cash operating activity of $17,152,000.

Net non-cash operating expenses in 2019 included approximately $4,535,000 in depreciation and amortization, $12,697,000 in stock-based compensation expense, $4,597,000 in equity-based compensation for services, $876,000 loss on warrant modification, $1,219,000 in amortization of debt discounts and issuance costs, $1,141,000 in increase in inventory reserves, $73,000 in deferred income taxes, $8,005,000 in increase in allowance for accounts receivable, $8,461,000 related to the loss on impairment of intangible assets, $6,831,000 related to the loss on impairment of goodwill, $5,737,000 related to an allowance for notes and other receivable and $1,158,000 related to noncash operating leases partially offset by $5,502,000 related to the change in fair value of warrant derivative liability and $1,838,000 related to the change in fair value of contingent acquisition debt.

Net non-cash operating expenses in 2018 included approximately $4,698,000 in depreciation and amortization, $1,453,000 in stock-based compensation expense, $2,033,000 related to the amortization of debt discounts and issuance costs associated with our private placements, $393,000 in equity-based compensation, amortization of issuance costs, $4,645,000 in change in fair value of derivative liability, $1,082,000 from extinguishment loss on debt, $1,204,000 related to increases in inventory reserves, $4,706,000 loss on induced debt conversion of convertible notes, $3,175,000 related to the loss on impairment of intangible assets, $225,000 related to increase in allowance for uncollectible accounts receivable, and $138,000 in deferred tax assets, offset by $6,600,000 related to the change in the fair value of contingent acquisition debt.

Changes in operating assets and liabilities in 2019 were attributable to increases in working capital related to changes in accounts receivable of $6,524,000, inventory of approximately $600,000, other assets of $1,309,000, income tax receivable of $7,000, accrued distributor compensation of $219,000, deferred revenues of $407,000, accounts payable of $102,000, operating lease liabilities of $1,158,000, other long-term liabilities of $148,000 and accrued expenses and other liabilities of $1,092,000, partially offset by decreases in working capital related to changes in prepaid expenses and other current assets of $1,227,000.

Changes in operating assets and liabilities in 2018 were attributable to increases in working capital related to changes in inventory of approximately $907,000, an advance of $5,000,000, accounts payable of $3,250,000, accrued distributor compensation of $988,000, and deferred revenues of $1,074,000, partially offset by decreases in working capital related to changes in accounts receivable of $61,000, prepaid expenses and other current assets of $158,000, income taxes receivable of $32,000 and increases in accrued expenses and other liabilities of $1,534,000.

Cash used in investing activities. Net cash used in investing activities for the year ended December 31, 2019 was approximately $6,075,000 as compared to $1,387,000 for the year ended December 31, 2018.

Payments related to acquisitions net of cash acquired from the acquisitions for the years ended December 31, 2019 and 2018 were approximately $1,358,000 and $50,000, respectively. Payments in 2019 consisted of $1,320,000 related to the acquisition of Khrysos Global and $38,000 related to the acquisition of BeneYOU net of $200,000 related to the payment of certain liabilities.

Payments related to the purchase of property and equipment for the year ended December 31, 2019 and 2018 were approximately $4,717,000 and $1,337,000, respectively. Payments in 2019 primarily consisted of $3,441,000 towards the construction and equipment of the Matagalpa Mill for the commercial coffee segment. The remaining expenditures consisted of leasehold improvements and other purchases of property and equipment and $288,000 for the purchase of land related to the commercial hemp segment.

Payments in 2018 consisted primarily of $900,000 which was paid towards the construction the Matagalpa Mill for the commercial coffee segment and the remaining expenditures consisted primarily of leasehold improvements and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities was $21,887,000 for the year ended December 31, 2019 as compared to net cash provided by financing activities of $15,709,000 for the year ended December 31, 2018. Net cash provided by financing activities in 2019 consisted of $2,000,000 of net proceeds from the issuance of notes payable, $3,125,000 net proceeds from the issuance of share purchase agreement, $15,140,000 of net proceeds from the issuance of equity through our preferred stock offerings and convertible notes, $5,214,000 from the exercise of stock options and warrants and $102,000 from at-the-market issuance of shares, partially offset by $1,470,000 in payments related to finance lease obligations, $245,000 from net payments related to the line of credit, $696,000 in payments to reduce notes payable, $568,000 in payments to reduce convertible notes payable, $460,000 in payments related to contingent acquisition debt, and $255,000 in payments of dividends related to preferred stock.

Net cash provided by financing activities in 2018 consisted of $6,732,000 of net proceeds from the issuance of notes payable, $12,487,000 of net proceeds from the issuance of equity through our preferred stock offerings and convertible notes, $1,241,000 from the exercise of stock options and warrants, partially offset by $1,282,000 in payments related to finance lease obligations, $1,552,000 of net payments related to the line of credit, $1,625,000 in payments to reduce notes payable, $165,000 in payments related to contingent acquisition debt, and $127,000 in payments of dividends related to preferred stock.

Contractual Obligations

The following table summarizes our expected contractual obligations and commitments subsequent to December 31, 2019 (in thousands):

		Current	Long-Term
	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease liabilities	$10,050	$2,159	$1,900	$1,464	$969	$637	$2,921
Finance lease liabilities	1,233	807	387	17	13	7	2
Line of credit	2,011	2,011	-	-	-	-	-
Notes payable	12,208	5,191	554	2,175	325	532	3,431
Convertible notes payable	3,115	25	900	2,190	-	-	-
Contingent acquisition debt	8,611	1,263	1,300	1,380	1,770	754	2,144
Purchase obligations	4,219	4,219	-	-	-	-	-
Construction obligations	1,650	1,650	-	-	-	-	-
Total	$43,097	$17,325	$5,041	$7,226	$3,077	$1,930	$8,498

“Operating lease liabilities” include costs of certain office space, warehouses, distribution centers and manufacturing centers and imputed interest. These costs generally provide that property taxes, insurance, and maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above. (See Note 5 to the consolidated financial statements.)

“Finance lease liabilities” include costs of equipment and imputed interest. These costs generally provide that maintenance expenses are our responsibility. Such expenses are not included in the operating lease amounts that are outlined in the table above. (See Note 5 to the consolidated financial statements.)

“Line of credit” includes the principal balance of our line of credit and bears interest based upon a year of 360-days with interest being charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. At December 31, 2019, the interest rate was 7.25%. In addition, other fees are incurred for the maintenance of the loan in accordance with the line of credit. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. Such fees are not included in the line of credit amounts that are outlined in the table above. The line of credit was effective until November 16, 2020 and will continue to be effective for additional one-year terms unless written notice of termination is provided to Crestmark not less than thirty days to the end of any renewal term. The balances in the above table do not include interest expense related to line of credit. (See Note 6 to the consolidated financial statements.)

“Notes payable” includes the principal balance of several borrowings as follows: (i) a credit note in the amount of $5,000,000 entered into with Mr. Grover which bear interest at a rate of 8.00% per annum and matures in December 2020, (ii) the remaining principal balance of approximately $3,143,000 at December 31, 2019 on a mortgage for our corporate office property which bears interest rate at the prime rate plus 2.50% per annum, or 7.50% at December 31, 2019,and matures in 2038 (iii) two promissory notes totaling $2,000,000 which bear interest at a rate of 8.00% per annum and matures in March 2021, in February 2021, respectively and were extended by way of an amendment to the notes to extend the maturity date to March 2022 which is reflected in the table above. In addition, we agreed to increase the interest rate to 16% per annum, (iv) an acquisition asset purchase liability in the amount of approximately $1,027,000 at December 31, 2019 with no interest rate or stated maturity, (v) the remaining principal balance of approximately $440,000 at December 31, 2019 on a mortgage for a 45-acre tract of land in Groveland, FL (“Groveland”), which bear interest at 6.00% per annum and matures in February 2024. This property was not available-for-sale at December 31, 2019, and was subsequently sold in 2021, (vi) a mortgage note assumed from the Khrysos Global acquisition in the amount of $350,000 which bear interest at 8.00% per annum with all principal due at maturity in September 2021, (vii) the remaining principal balance of approximately$178,000 at December 31, 2019 on a mortgage note for property in Clermont, FL was assumed from the Khrysos Global acquisition which bear interest at 7.00% and matures in June 2023. This property is currently available-for-sale, and (viii) the remaining principal balance of approximately $71,000 at December 31, 2019 of other notes related to loans for commercial vans which mature at various dates through 2023. The balances in the above table do not include interest expense related to the applicable notes payable. On May 26, 2021, the Groveland property was sold for $800,000. KII’s remaining production property in Mascotte, FL is expected to be listed for sale by the end of 2021. (See Note 6 & Note 14 to the consolidated financial statements.)

“Convertible notes payable” includes our outstanding senior secured convertible notes that are convertible into shares of common stock at December 31, 2019 include our outstanding 2014 PIPE Note which is secured by certain of our pledged assets, bears interest at a rate of 8.00% per annum and paid quarterly in arrears with all principal and unpaid interest was due and paid in September 2020. The outstanding 2019 PIPE Notes bear interest at a rate of 6.00% per annum and paid quarterly in arrears with all principal and unpaid interest due between February and July 2021. On February 18, 2021, the 2019 Notes that were maturing in February and March 2021 were extended by way of an amendment to the convertible notes, whereby we agreed to make certain principal payments as agreed upon within the amendment, extending the maturity dates between February 2022 and March 2022 which is reflected in the table above. In addition, we agreed to increase the interest rate between 12% and 16% per annum. (See Note 7 & Note 14 to the consolidated financial statements.)

The balances in the above table do not include interest expense related to the applicable convertible notes payable.

 “Contingent acquisition debt” relates to contingent liabilities related to business acquisitions. Generally, these liabilities are payments to be made in the future based on a level of revenue derived from the sale of products. These numbers are estimates and actual numbers could be higher or lower because many of our contingent liabilities relate to payments on sales that have no maximum payment amount. In many of those transactions, we have recorded a liability for contingent consideration as part of the purchase price. All contingent consideration amounts are based on management’s best estimates utilizing all known information at the time of the calculation. (See Note 2 to the consolidated financial statements.)

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

“Construction obligations” include the remaining obligations towards our Matagalpa Mill construction agreement entered into in January 2019. CLR has agreed to contribute $4,700,000 towards the Matagalpa Mill. As of December 31, 2019, CLR contributed a total of $3,050,000 towards the Matagalpa Mill project, in addition $391,117 was paid for operating equipment. CLR’s remaining portion of $1,650,000 was paid in 2020, including an additional $912,606 for operating equipment. At December 31, 2019, the Matagalpa Mill was not ready for full operations.

Future Liquidity Needs

The accompanying consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At December 31, 2019, we had a significant accumulated deficit and we have experienced significant losses and incurred negative cash flows for the last few years. Net cash used in operating activities was $15,014,000 and $12,352,000 for the year ended December 31, 2019 and 2018, respectively. Our cash and cash equivalents totaled $4,463,000 at December 31, 2019. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and/or will need to further reduce our expenses from current levels. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) that raise substantial doubt in our ability to continue as a going concern.

Historically, we have financed our operations primarily through revenue generated from sales of our products and the public and private sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. During the years ended December 31, 2019 and 2018, we did not generate sufficient capital from operations to satisfy our expenses. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be met, and we may not be able to fulfill our debt obligations. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that may be sold. We do not have any commitments from third parties for funding. A failure otherwise to raise additional funds when needed in the future could result in us being unable to complete planned operations, or forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed on favorable terms, if at all, especially in light of the fact that we will not be able to sell securities registered on our registration statement on Form S-3 until at least June 1, 2022 and thereafter until such time the market value of our voting securities held by non-affiliates is $75 million or more or our common stock is once again listed on a national securities exchange.

In January 2019, we entered into the ATM agreement with Benchmark, as sales agent, pursuant to which we may sell from time to time, at our option, shares of our common stock through Benchmark, for the sale of up to $60,000,000 of shares of our common stock. During the year ended December 31, 2019, we sold 17,524 shares of common stock under the ATM agreement and received net proceeds of approximately $102,000. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and therefore cannot make sales under the ATM agreement until such time as we once again become S-3 eligible.

In February 2019, we entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of our common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. We received proceeds of $1,750,000 from the stock offering. In June 2019, we entered into a second securities purchase agreement with this same accredited investor pursuant to which we sold 250,000 shares of common stock at an offering price of $5.50 per share. We received gross proceeds of $1,375,000.

Between February and July 2019, we closed five tranches related to the 2019 private placement debt offering, pursuant to which we offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. We entered into subscription agreements with thirty-one accredited investors, that had a substantial pre-existing relationship with us, pursuant to which we received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The 2019 PIPE Notes are secured by all equity in KII. (See Note 14 to the consolidated financial statements.)

In March 2019, we entered into a two-year secured promissory note (“Note” or “Notes”) with two accredited investors that had a substantial pre-existing relationship with us pursuant to which we raised cash proceeds in the aggregate of $2,000,000. At December 31, 2019, the outstanding principal balance of the Notes was $2,000,000. The Notes are secured by all equity in KII. In conjunction with the Notes, we also issued 20,000 shares of our common stock for each $1,000,000 invested and a five-year warrant to purchase 20,000 shares of common stock at a price of $6.00 per share for each $1,000,000 invested. We issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the Notes. (See Note 14 to the consolidated financial statements.)

Between September and December 2019, we closed two tranches of our Series D offering, pursuant to which we issued and sold a total of 578,898 shares of our 9.75% Series D preferred stock at a weighted average price to the public of $24.05 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreement that we entered into with Benchmark as representative of the several underwriters. The 578,898 shares of Series D preferred stock that were sold included 43,500 shares sold pursuant to the overallotment option that we granted to the underwriters that was exercised in full. At December 31, 2019, 36,809 overallotment shares were outstanding and were issued to the underwriters in January 2020. The net proceeds from this offering were approximately $12,269,000 after deducting underwriting discounts and commissions and expenses which were paid by us.

In March 2020, we closed one tranche related to our March 2020 private placement debt offering, pursuant to which we offered for sale up to $5,000,000 in principal amount (the “2020 PIPE Offering”), of senior secured promissory notes (the “Note or Notes”) with each investor receiving 50,000 shares of common stock for each $1,000,000 invested at an original issue discount of two percent. The Notes bears interest at a rate of 18.00% per annum. In March 2020, we entered into a securities purchase agreement with Daniel J. Mangless pursuant to which we issued a Note in the principal amount of $1,000,000, due December 31, 2020. Mr. Mangless received 50,000 shares of the Company’s stock from the Company in connection with his investment. (See Note 14 to the consolidated financial statements.)

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at either December 31, 2019 or 2018.

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

Item 8.  Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Youngevity International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Youngevity International, Inc. and Subsidiaries (“Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, under the modified retrospective method.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We served as the Company's auditor from 2011 to 2020.

San Diego, California
April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of
Youngevity International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Youngevity International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas
June 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING–– FIRM

To the shareholders and board of directors of
Youngevity International, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Youngevity International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statement of the Company as of December 31, 2019 and for the year then ended and our report dated June 24, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

A material weakness is deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) Lack of effective risk assessment process; (ii) Lack of effective overall control environment; (iii) Lack of effective controls over monitoring; (iv) Lack of human resources within finance and accounting functions; (v) Lack of information technology control design and operating effectiveness; (vi) Lack of controls or ineffectively designed controls impacting financial reporting; (vii) Failures in operating effectiveness of the internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2019 consolidated financial statements, and this report does not affect our report on those financial statements.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP
www.malonebailey.com

We have served as the Company's auditor since 2020.
Houston, Texas
June 24, 2021

Youngevity International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$4,463	$2,879
Accounts receivable trade (Note 3)	2,902	4,028
Income tax receivable	81	74
Inventory	22,706	21,776
Advance (Note 3)	–	5,000
Prepaid expenses and other current assets	3,982	5,263
Total current assets	34,134	39,020
Property and equipment, net	23,316	15,105
Operating lease right-of-use assets	8,386	–
Deferred tax assets, net	75	148
Intangible assets, net	15,566	15,377
Goodwill	6,992	6,323
Other assets	1,222	–
Total assets	$89,691	$75,973

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$9,069	$8,478
Accrued distributor compensation	3,164	3,289
Accrued expenses	5,108	6,582
Deferred revenues	1,943	2,312
Other current liabilities	2,664	1,912
Operating lease liabilities, current portion	1,740	–
Finance lease liabilities, current portion	736	1,168
Line of credit	2,011	2,256
Notes payable, net of debt discounts, current portion (Note 3)	4,085	–
Notes payable, net of debt discounts, current portion	191	141
Convertible notes payable, net of debt discounts, current portion	25	647
Contingent acquisition debt, current portion	1,263	795
Warrant derivative liability	1,542	9,216
Total current liabilities	33,541	36,796
Operating lease liabilities, net of current portion	6,646	–
Finance lease liabilities, net of current portion	408	1,107
Notes payable, net of debt discounts, net of current portion	6,790	7,629
Convertible notes payable, net of debt discounts, net of current portion	2,675	–
Contingent acquisition debt, net of current portion	7,348	7,466
Other long-term liabilities	2,115	–
Total liabilities	59,523	52,998

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% convertible preferred stock; 161,135 shares issued and outstanding at December 31, 2019 and 2018	–	–
Series B – 5% convertible preferred stock; 129,332 and 129,437 shares issued and outstanding at December 31, 2019 and 2018, respectively; $1,244 liquidation preference at December 31, 2019	–	–
Series D – 9.75% cumulative redeemable perpetual preferred stock; 578,898 and zero shares issued and outstanding at December 31, 2019 and 2018, respectively; $14,590 liquidation preference at December 31, 2019	–	–
Common stock, $0.001 par value: 50,000,000 shares authorized; 30,274,601 and 25,760,708 shares issued and outstanding at December 31, 2019 and 2018, respectively	30	26
Additional paid-in capital	265,825	206,757
Accumulated deficit	(235,751)	(183,763)
Accumulated other comprehensive income (loss)	64	(45)
Total stockholders’ equity	30,168	22,975
Total liabilities and stockholders’ equity	$89,691	$75,973

See accompanying notes to consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Revenues	$147,442	$162,445
Cost of revenues	53,482	67,413
Gross profit	93,960	95,032
Operating expenses
Distributor compensation	56,488	61,087
Sales and marketing	14,167	13,398
General and administrative	61,800	20,009
Loss on impairment of intangible assets	8,461	3,175
Loss on impairment of goodwill	6,831	–
Total operating expenses	147,747	97,669
Operating loss	(53,787)	(2,637)
Other income (expenses), net
Interest expense, net	(2,818)	(6,584)
Change in fair value of derivative liabilities	5,502	(4,645)
Loss on modification of warrants	(876)	–
Loss on induced debt conversion	–	(4,706)
Extinguishment loss on debt	–	(1,082)
Total other income (expenses), net	1,808	(17,017)
Net loss before income tax provision	(51,979)	(19,654)
Income tax provision	9	416
Net loss	(51,988)	(20,070)
Deemed dividend on preferred stock	–	(3,276)
Deemed dividend on common stock	(281)	-
Preferred stock dividends	(399)	(151)
Net loss attributable to common stockholders	$(52,668)	$(23,497)

Net loss per share, basic	$(1.80)	$(1.09)
Net loss per share, diluted	$(1.85)	$(1.09)

Weighted average shares outstanding, basic	29,264,132	21,589,226
Weighted average shares outstanding, diluted	29,285,064	21,589,226

See accompanying notes to consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2019	2018
Net loss	$(51,988)	$(20,070)
Foreign currency translation	109	236
Total other comprehensive income	109	236
Comprehensive loss	$(51,879)	$(19,834)

See accompanying notes to consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(In thousands, except shares)

	Preferred Stock								Additional	Accumulated Other Comprehensive			Preferred Stock		Total
	Series A		Series B		Series D		Common Stock		Paid-in	Income	Accumulated	Stockholders'	Series C		Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity	Shares	Amount	Equity
Balance at December 31, 2017	161,135	$–	–	$–	–	$–	19,723,285	$20	$171,405	$(281)	$(163,693)	$7,451	–	$–	$–
Net loss	–	–	–	–	–	–	–	–	–	–	(20,070)	(20,070)	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	236	–	236	–	–	–
Issuance of Series B preferred stock, net of issuance cost	–	–	381,173	–	–	–	–	–	3,289	–	–	3,289	–	–	–
Issuance of Series C preferred stock, net of issuance cost	–	–	–	–	–	–	–	–	–	–	–	–	697,363	6,236	6,236
Issuance of common stock, private placement, net of issuance costs	–	–	–	–	–	–	780,526	1	1,272	–	–	1,273	–	–	–
Issuance of common stock pursuant to the exercise of stock options and warrants	–	–	–	–	–	–	235,431	–	1,241	–	–	1,241	–	–	–
Issuance of common stock for services	–	–	–	–	–	–	340,000	–	1,815	–	–	1,815	–	–	–
Issuance of common stock and warrants related to the note exchange – 2014 Note	–	–	–	–	–	–	777,664	1	8,705	–	–	8,706	–	–	–
Issuance of common stock for conversion of Series B preferred stock	–	–	(251,736)	–	–	–	503,472	–	–	–	–	–	–	–	–
Issuance of common stock for conversion of Series C preferred stock	–	–	–	–	–	–	1,394,726	2	6,234	–	–	6,236	(697,363)	(6,236)	(6,236)
Issuance of common stock for conversion of notes – 2017 Notes	–	–	–	–	–	–	1,577,033	2	6,542	–	–	6,544	–	–	–
Issuance of common stock for conversion of notes – 2015 Notes	–	–	–	–	–	–	428,571	–	3,000	–	–	3,000	–	–	–
Fair value warrant issuance	–	–	–	–	–	–	–	–	1,469	–	–	1,469	–	–	–
Warrant modification	–	–	–	–	–	–	–	–	284	–	–	284	–	–	–
Release of warrant liability upon warrant exercises	–	–	–	–	–	–	–	–	199	–	–	199	–	–	–
Dividends on preferred stock	–	–	–	–	–	–	–	–	(151)	–	–	(151)	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	1,453	–	–	1,453	–	–	–
Balance at December 31, 2018	161,135	–	129,437	–	–	–	25,760,708	26	206,757	(45)	(183,763)	22,975	–	–	–

	Preferred Stock								Additional	Accumulated Other Comprehensive			Preferred Stock		Total
	Series A		Series B		Series D		Common Stock		Paid-in	Income	Accumulated	Stockholders'	Series C		Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity	Shares	Amount	Equity

Net loss	–	–	–	–	–	–	–	–	–	–	(51,988)	(51,988)	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	109	–	109	–	–	–
Issuance of Series D preferred stock, net of issuance cost	–	–	–	–	578,898	–	–	–	12,269	–	–	12,269	–	–	–
Issuance of common stock for acquisition of Khrysos Global	–	–	–	–	–	–	1,794,972	1	13,999	–	–	14,000	–	–	–
Issuance of common stock for related to purchase of land - H&H	–	–	–	–	–	–	153,846	–	1,200	–	–	1,200	–	–	–
Issuance of common stock for related to purchase of trademark - H&H	–	–	–	–	–	–	100,000	–	750	–	–	750	–	–	–
Issuance of common stock pursuant to the exercise of stock options and warrants	–	–	–	–	–	–	1,164,176	2	5,373	–	–	5,375	–	–	–
Issuance of common stock for share purchase agreement	–	–	–	–	–	–	505,000	–	3,125	–	–	3,125	–	–	–
Equity based compensation related to the issuance of common stock for services	–	–	–	–	–	–	250,600	–	1,466	–	–	1,466	–	–	–
Issuance of common stock for inducement shares	–	–	–	–	–	–	64,250	–	478	–	–	478	–	–	–
Issuance of common stock for true-up shares	–	–	–	–	–	–	44,599	–	281	–	–	281	–	–	–
Deemed Dividend on common stock – true up shares	–	–	–	–	–	–	–	–	(281)	–	–	(281)	–	–	–
Issuance of common stock for promissory note	–	–	–	–	–	–	40,000	–	350	–	–	350	–	–	–
Issuance of common stock for convertible note financing	–	–	–	–	–	–	77,250	–	451	–	–	451	–	–	–
Issuance of common stock related to advance for working capital, net of settlement of debt (Note 3)	–	–	–	–	–	–	174,261	1	1,359	–	–	1,360	–	–	–
Fair value of common stock issued in relation to advance for working capital (Note 3)	–	–	–	–	–	–	121,649	–	397	–	–	397	–	–	–
Issuance of common stock related to at-the-market financing	–	–	–	–	–	–	17,524	–	102	–	–	102	–	–	–
Issuance of common stock for conversion of Series B preferred stock	–	–	(105)	–	–	–	210	–	–	–	–	–	–	–	–
Vesting of restricted stock units	–	–	–	–	–	–	5,556	–	–	–	–	–	–	–	–
Equity based compensation related to the issuance of warrants for services	–	–	–	–	–	–	–	–	414	–	–	414	–	–	–
Equity based compensation related to the warrant issued upon vesting for services	–	–	–	–	–	–	–	–	2,466	–	–	2,466	–	–	–
Release of warrant liability upon warrant exercises	–	–	–	–	–	–	–	–	1,077	–	–	1,077	–	–	–
Release of warrant liability upon reclassification of liability to equity	–	–	–	–	–	–	–	–	1,494	–	–	1,494	–	–	–
Dividends on preferred stock	–	–	–	–	–	–	–	–	(399)	–	–	(399)	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	12,697	–	–	12,697	–	–	–
Balance at December 31, 2019	161,135	$–	129,332	$–	578,898	$–	30,274,601	$30	$265,825	$64	$(235,751)	$30,168	–	$–	$–

See accompanying notes to the consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In thousands)
	Years Ended December 31,

	2019	2018
Cash Flows from Operating Activities:
Net loss	$(51,988)	$(20,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,535	4,698
Stock-based compensation	12,697	1,453
Equity-based compensation for services	4,597	393
Change in fair value of warrant derivative liability	(5,502)	4,645
Loss on modification of warrants	876	–
Amortization of debt discounts and issuance costs	1,219	2,033
Change in fair value of contingent acquisition debt	(1,838)	(6,600)
Changes in inventory reserve	1,141	1,204
Deferred income taxes	73	138
Increase in allowance for accounts receivable	8,005	225
Loss on impairment of intangible assets	8,461	3,175
Loss on impairment of goodwill	6,831	–
Loss on induced debt conversion of convertible notes	–	4,706
Extinguishment loss on debt	–	1,082
Allowance for notes and other receivables (Note 3)	5,737	–
Noncash operating lease expense	1,158	–
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(6,524)	61
Inventory	(600)	(907)
Advance (Note 3)	–	(5,000)
Prepaid expenses and other current assets	1,227	158
Other assets	(1,309)	–
Income taxes receivable	(7)	32
Accounts payable	(102)	(3,250)
Accrued distributor compensation	(219)	(988)
Deferred revenues	(407)	(1,074)
Accrued expenses and other liabilities	(1,092)	1,534
Operating lease liabilities	(1,158)	–
Other long-term liabilities	(148)	–
Net cash used in operating activities	(14,337)	(12,352)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(1,358)	(50)
Purchases of property and equipment	(4,717)	(1,337)
Net cash used in investing activities	(6,075)	(1,387)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, net	2,000	6,732
Proceeds from issuance of share purchase agreement	3,125	–
Proceeds from issuance of preferred stock – Series B, net	–	3,289
Proceeds from issuance of preferred stock – Series C, net	–	6,236
Proceeds from issuance of preferred stock – Series D, net	12,269	–
Proceeds from issuance of convertible notes payable, net	2,871	2,962
Proceeds from the exercise of stock options and warrants, net *	5,214	1,241
Proceeds from at-the-market offering transactions	102	–
Payments of finance leases	(1,470)	(1,282)
Payments of line of credit, net of proceeds	(245)	(1,552)
Payments of notes payable	(696)	(1,625)
Payments of convertible notes payable	(568)	–
Payments of contingent acquisition debt	(460)	(165)
Payments of dividends on preferred stock	(255)	(127)
Net cash provided by financing activities	21,887	15,709
Foreign currency effect on cash	109	236
Net increase in cash and cash equivalents	1,584	2,206
Cash and cash equivalents, beginning of year	2,879	673
Cash and cash equivalents, end of year	$4,463	$2,879

* Represents the cash portion related to the exercise of warrants – see supplemental below for non-cash portion of exercises of warrants in the amount of $161,000 related to the year ended December 31, 2019.

Youngevity International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, Continued
 (In thousands)

	Years Ended December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,912	$4,623
Income tax payments, net of refunds	$325	$20
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$2,047	$1,880
Purchases of property and equipment funded by mortgage agreements	$450	$–
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments (Note 2)	$–	$523
Fair value of common stock issued for services (Note 10)	$–	$1,815
Fair value of common stock issued for property and equipment (land)	$1,200	$–
Fair value of common stock issued for purchase of intangibles (tradename)	$750	$–
Issuance of common stock to pay for certain working capital, construction and other payables (Note 3)	$1,360	$–
Fair value of common stock issued for in relation to advance for working capital (Note 3)	$397	$–
Issuance of common stock for the noncash exercise of warrants	$161	$–
Issuance of common stock for promissory note financing (Note 10)	$350	$-
Issuance of common stock for convertible note financing (Note 10)	$451	$-
Beneficial conversion feature associated with the issuance of Series C preferred stock	$–	$3,276
Fair value of common stock issued upon the conversion of 2015 PIPE Notes (Note 7)	$–	$3,000
Fair value of the warrants issued in connection with financing recorded as a derivative liability (Note 8 & 10)	$–	$1,689
Fair value of stock issued in connection with 2014 PIPE Note conversion (Note 7)	$–	$4,000
Fair value of warrants issued in connection with credit agreement (Note 6)	$–	$1,486
Fair value of stock issued upon conversion of 2017 PIPE Notes to common stock (Note 7)	$–	$6,544
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 2)	$14,000	$–
Dividends declared but not paid at the end of period (Note 10)	$144	$24
Change in warrant derivative liability to equity classification due to warrant modification (Note 8)	$–	$284
Release of warrant liability upon exercise of warrants	$1,077	$199
Right of use assets and right of use liabilities recognized	$9,544	$–
Deemed divided on common stock related to true up shares	$281	$–

See accompanying notes to consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Description of Business and Basis of Presentation

Nature of Business

Youngevity International, Inc. (the “Company”), founded in 1996, operates in three segments: (i) the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment where products are sold directly to businesses and (iii) the commercial hemp segment where the Company manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. During the year ended December 31, 2018 the Company operated in two business segments, its direct selling segment and its commercial coffee segment. During the first quarter of 2019, through the acquisition of the assets of Khrysos Global, Inc. the Company added the commercial hemp as a third business segment to its operations as further discussed below.

Information on the operations of the Company’s three segments is as follows:

●
Direct selling segment is operated through three domestic subsidiaries, AL Global Corporation, 2400 Boswell LLC, and Youngevity Global LLC, and twelve foreign subsidiaries; Youngevity– Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Russia, LLC, Youngevity Israel, Ltd., Youngevity Europe SIA (Latvia), Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc., Youngevity Global LLC, Taiwan Branch, Youngevity Global LLC, Philippine Branch and Youngevity International (Hong Kong). The Company also operates in Indonesia, Malaysia, and Japan through its sales force of independent distributors. .

●
Commercial coffee segment is operated through the Company’s subsidiaries CLR Roasters LLC (“CLR”) and its wholly-owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
Commercial hemp segment is operated through the Company’s subsidiaries Khrysos Industries, Inc., a Delaware corporation (“KII”), which acquired the assets of Khrysos Global Inc., a Florida corporation (“Khrysos Global”), in February 2019, and the wholly-owned subsidiaries, Khrysos Global, INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”).

In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to the Company or collectively to the Company and its subsidiaries.

Non-reliance of Previously Issued Financial Statements

On October 16, 2020 the Company filed a notice of non-reliance on previously issued financial statements with the Securities and Exchange Commission (“SEC”), reporting that the Company’s Audit Committee determined that the unaudited condensed consolidated financial statements for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 contained in the Company’s quarterly reports on Form 10-Q previously filed with the SEC on May 20, 2019, August 14, 2019 and November 18, 2019 should no longer be relied upon. Similarly, related press releases, earnings releases, and investor communications describing the Company’s unaudited condensed consolidated financial statements for those periods should no longer be relied upon. As a result, the Company intends to file a restatement related to these periods as soon as practicable. The intended restatements are related to the Company’s commercial coffee segment and the commercial hemp segment, further details are summarized below:

Commercial Coffee Segment

During the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, Hernandez, Hernandez, Export Y Compania Limitada (“H&H’) and for sales recorded to major independent customers. These sales were originally recorded at gross (revenue recorded without reduction for cost to purchase the inventory).

As part of the review, the Company assessed whether the 2019 green coffee sales to H&H depicted the transfer of promised goods or services to H&H in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For sales made to larger independent customers, the Company assessed whether revenue was recognizable.

For both reviews, the following five steps were applied to review if the core revenue recognition principles were meet:

●
Step 1: Identify the contract with the customer

●
Step 2: Identify the performance obligations in the contract

●
Step 3: Determine the transaction price

●
Step 4: Allocate the transaction price to the performance obligations in the contract

●
Step 5: Recognize revenue when the company satisfies a performance obligation

During this review process the Company focused on identifying the performance obligations in the contracts with H&H. The Company’s review indicated that per the underlying terms and conditions of the contracts entered into with H&H, (the provider of the “wet” green coffee and the buyer of the processed coffee), that CLR is assigned the green coffee beans as coffee is delivered to its mill processing facility. Assignment of the coffee is defined as taking of physical possession of the green coffee for the purpose of processing the green coffee. Under the assignment CLR is responsible for insuring all reasonable and necessary actions to ensure the coffee beans are safeguarded during processing at the Company’s coffee mill. CLR does not take ownership and does not incur financial risk associated with the coffee as it is delivered to its mill. Based on the above assessment, management has concluded that CLR does not control the green coffee before it is provided to H&H, at the point of sale to H&H.

Management has determined that when CLR provides the processed green coffee to H&H, the goods or services provided to H&H is the performance obligation to provide milling services for the green coffee. As such, the Company is the agent for the milling services.

Management has also determined that since the Company does not control the green coffee beans at the point of delivery to the mill, and that legal title to the green coffee beans is transferred momentarily, before the green coffee beans are sold back to H&H, that the Company is therefore an agent in sales transactions of green coffee beans to H&H.

Therefore, management has determined that for green coffee sales made by the Company to its joint venture partner, H&H Export, the Company should have recorded these sales at net of costs to purchase inventory, which reflects the value of the performance obligation to provide milling services. For the year ended December 31, 2019, the Company is reporting its revenue for coffee when sold to H&H Export at net.

With regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the company had satisfied its performance obligation and could reasonably expect payment for fulling these performance obligations. The Company determined that for certain sales to larger customers, these thresholds were not met, and therefore revenue should not have been recognized.

The Company intends to restate its quarterly reports on Form 10-Q for the three months ended March 31, 2019, three and six months ended June 30, 2019, and for the three and nine months ended September 30, 2019 related to this change in revenue recognition. (See Note 3 under “Other Related Party Transactions” for further discussion related to H&H Export.)

Commercial Hemp Segment

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition of KII and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 12, 2019 which resulted in a decrease to the net assets acquired including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000. The Company intends to restate its quarterly reports on Form 10-Q for the three months ended March 31, 2019, three and six months ended June 30, 2019, and for the three and nine months ended September 30, 2019. (See Note 2 under “Khrysos Global, Inc.” for further discussion regarding this acquisition.)

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

Variable Interest Entities

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

Related Party Transaction Policy and Procedures

Pursuant to the Company’s Related Party Transaction and Procedures, the Company’s executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with the Company without the prior consent of its audit committee or its independent directors. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to the Company’s audit committee for review, consideration and approval. The request shall include a description of the transaction and the aggregate dollar amount. In determining whether to approve, ratify, disapprove or reject a related party transaction, the audit  committee shall take into account, among other factors it deems appropriate, whether the related party transaction is entered into on terms no less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances; the results of an appraisal, if any; whether there was a bidding process and the results thereof; review of the valuation methodology used and alternative approaches to valuation of the transaction; and the extent of the related person’s interest in the transaction. The Company’s audit committee approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, its best interests, as its audit committee determines in the good faith exercise of its discretion.

Segment Information

The Company has three reportable segments: direct selling, commercial coffee and commercial hemp. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is engaged in coffee roasting and distribution, specializing in gourmet coffee. The commercial hemp segment manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. The determination that the Company has three reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under the Company’s stock-based compensation plan, fair value of assets and liabilities acquired in business combinations, finance leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property and equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence and sales returns.

Actual results may differ from previously estimated amounts and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the year ended December 31, 2019 of approximately $51,998,000 and $20,070,000 for the year ended December 31, 2018. Net cash used in operating activities was approximately $14,337,000 and $12,352,000 for the years ended December 31, 2019 and 2018, respectively. The Company anticipates similar continued results for the year 2020.

Management has assessed the Company’s ability to continue as a going concern and concluded that additional capital will be required during the twelve-months subsequent to the filing date of this Annual Report on Form 10-K. The timing of when the additional capital will be required is uncertain and highly dependent on factors discussed below. There can be no assurance that the Company will be able to execute license or purchase agreements or to obtain equity or debt financing, or on terms acceptable to it. Factors within and outside the Company’s control could have a significant bearing on its ability to obtain additional financing. As a result, management has determined that there are material uncertainties that cast substantial doubt upon the Company’s ability to continue as a going concern.

The Company has and continues to take the following actions to alleviate the cash used in operations.

The Company reported total revenue of $147,442,000 a decrease of approximately 9.2% for the twelve-months ending December 31, 2019 when compared to the same period a year ago. The Company continues to focus on revenue growth, but the Company cannot make assurances that revenues will grow. Additionally, the Company has plans to make the necessary cost reductions and to reduce non-essential expenses, including international operations that are not performing well to help alleviate the cash used in operating activities.

With regard to the possible effect the COVID-19 coronavirus will have on the Company, to date, the outbreak of the COVID-19 coronavirus has impacted the Company’s ability to properly staff and maintain its domestic and international warehousing operations due to stay at home orders issued within various locations where the Company operates warehouse and shipping operations. The Company has taken actions to mitigate the impact of these stay at home orders have on warehouse and shipping operations but cannot assert that continuing stay at home orders or further restrictive orders will not have an impact on these operations. The Company has experienced changes in product mix demand, with demand increasing toward health-oriented products and weakening for non-health related products. Such changes in demand may have a significant impact on revenues, margins and net operating profit moving forward. Additionally, certain of the Company’s third-party suppliers may have been negatively impacted by stay at home orders. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. Due to these current and possible incremental impacts related to the COVID-19 virus, the Company is unable to predict the possible future effect on the demand for products sold by the Company, and the related revenues, margins and operating profit if COVID-19 coronavirus or another such virus continues to expand globally and throughout the U.S.

In addition, the outbreak of the COVID-19 coronavirus could disrupt the Company’s operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our board of directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs.

In January 2020, the Company issued an additional 11,375 shares of Series D preferred stock upon the partial exercise by the underwriters in the Company’s public offering of Series D preferred stock of the overallotment option granted to such underwriters. The overallotment shares were sold at a price to the public of $22.75 per share, generating additional gross proceeds of approximately $259,000. (See Note 10)

In March 2020, the Company closed the initial tranche of its March 2020 private placement debt offering of up to an aggregate of $5,000,000 in the principal amount together with up to 250,000 shares of common stock. The Company entered into a securities purchase agreement with Daniel J. Mangless, and issued to Mr. Mangless a note in the principal amount of $1,000,000 due December 31, 2020 and bearing interest at 18.00% per annum. The Company received proceeds of $1,000,000. Mr. Mangless received 50,000 shares of the Company’s common stock in connection with his investment.

The Company continues to seek and obtain additional equity or debt financing on terms that are acceptable to the Company.

Depending on market conditions, there can be no assurance that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company or to its stockholders.

These financial statements have been prepared on a going concern basis, which asserts the Company has the ability in the near term to continue to realize its assets and discharge its liabilities and commitments in a planned manner giving consideration to the above and expected possible outcomes. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Within the current operating environment due to the declared national emergency, related to COVID 19 combined with the management plans described above the Company cannot assert that the doubt of the Company’s ability to continue as a going concern has been substantially alleviated, Conversely, if the going concern assumption is not appropriate, adjustments to the carrying amounts of the Company’s assets, liabilities, revenues, expenses and balance sheet classifications may be necessary, and these adjustments could be material.

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

Inventory and Cost of Revenues

The Company purchases its inventory from multiple third-party suppliers at competitive prices. Inventory is stated at the lower of cost or net realizable value, net of a valuation allowance. Cost is determined using the first-in, first-out method. The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover, market conditions and assumptions about future demand for its products. When applicable, expiration dates of certain inventory items with a definite life are taken into consideration.

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

Deferred Issuance Costs

Deferred issuance costs include stock and warrant issuance costs and debt discounts of approximately $1,127,000 and $1,717,000, at December 31, 2019 and 2018, respectively, which are associated with the Company’s private placement transactions and its credit agreement with Carl Grover. Issuance costs are included net of convertible notes payable and notes payable on the Company's consolidated balance sheets. Deferred issuance costs are amortized over the life of the notes to interest expense. (See Notes 6 and 7)

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is comprised of (i) a 500-acre coffee plantation and (ii) a dry-processing facility located on 26 acres, both of which are located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest at December 31, 2019 and 2018 were approximately $350,000 and $400,000, respectively, and are included in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

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

Property and equipment are considered long-lived assets and are evaluated for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. Management has determined that no impairment of its property and equipment occurred at December 31, 2019 or 2018.

Operating and Financing Leases

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate non-lease components from lease components. Lease cost is recognized on a straight-line basis over the lease term.

Finance lease right-of-use assets are amortized over their estimated useful lives, as the Company does believe that it is reasonably certain that options which transfer ownership will be exercised. In general, for the majority of the Company’s material leases, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised. Periodically, the Company assesses its leases to determine whether it is reasonably certain that these options and any renewal options could be reasonably expected to be exercised.

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

Business Combinations

The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values. When a business combination includes the exchange of the Company’s common stock, the value of the common stock is determined using the closing market price at the date such shares were tendered to the selling parties. The fair values assigned to tangible and identified intangible assets acquired and liabilities assumed are based on management or third-party estimates and assumptions that utilize established valuation techniques appropriate for the Company’s industry and each acquired business. Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured at the acquisition date) of total net tangible and identified intangible assets acquired. A liability for contingent consideration, if applicable, is recorded at fair value at the acquisition date. In determining the fair value of such contingent consideration, management estimates the amount to be paid based on probable outcomes and expectations on financial performance of the related acquired business. The fair value of contingent consideration is reassessed quarterly, with any change in the estimated value charged to operations in the period of the change. Increases or decreases in the fair value of the contingent consideration obligations can result from changes in actual or estimated revenue streams, discount periods, discount rates and probabilities that contingencies will be met.

Intangible Assets

Intangible assets are comprised of distributor organizations, trademarks and tradenames, customer relationships, internally developed software and non-compete agreements.  The Company's acquired intangible assets, which are subject to amortization over their estimated useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. The Company first considers whether indicators of impairment are present. If indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset (group) in question to its carrying amount (as a reminder, entities cannot record an impairment for a held and used asset unless the asset first fails this recoverability test). If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets (group’s) carrying amount, the Company will then determine the fair value of the long- lived asset (group) and recognize an impairment loss, if any, if the carrying amount of the long-lived asset (group) exceeds its fair value. For the year ended December 31, 2018, the Company recorded a loss on impairment of intangible assets related to the Company’s acquisitions of BeautiControl, Inc. and Future Global Vision, Inc. and recorded a loss on impairment of intangible assets of approximately $2,550,000 and $625,000, respectively. While these charges had no impact on the Company’s business operations, cash balances or operating cash flows, they resulted in significant losses during the reporting periods. For the year ended December 31, 2019, the Company determined that there were indicators of impairment present for long-lived assets related to the Company’s commercial hemp segment, as result a test for recoverability concluded that the carrying amount of the long-lived asset (group) did not exceed its fair value. As a result, the Company recorded a loss on impairment of intangible assets related to the acquisition of Khrysos Global of approximately $8,461,000. (See Note 2)

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured at the acquisition date) of total net tangible and identified intangible assets acquired. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other”, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company conducts annual reviews for goodwill and indefinite-lived intangible assets in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as a goodwill impairment, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The Company first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment determines it is necessary, the Company the performs a quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company determined no impairment of its goodwill occurred for the year ended December 31, 2018. At the end of 2019 the Company’s qualitative testing determined that a quantitative test was not required for its direct selling segment and its commercial coffee segment. The Company’s quantitative testing for its commercial hemp segment led the Company to recognize an impairment loss of $6,831,000.

Derivative Financial Instruments

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are derivative instruments, including an embedded conversion option that is required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. In connection with the Company’s private placements, the Company may issue warrants to purchase shares of its common stock and record embedded conversion features which are accounted for as derivative liabilities, rather than as equity.

The Company recognizes and measures the warrants and the embedded conversion features in accordance with ASC Topic 815, Derivatives and Hedging. The accounting guidance sets forth a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock, which would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the entity’s balance sheet. The Company determined that certain warrants and embedded conversion features issued in the Company’s private placements are ineligible for equity classification due to anti-dilution provisions set forth therein.

Derivative liabilities are recorded at their estimated fair value at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire. (See Note 8)

Various factors are considered in the pricing models the Company uses to value the derivative liabilities, including its current stock price, the remaining life, the volatility of its stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the liability. As such, the Company expects future changes in the fair values to continue and may vary significantly from period to period. The warrant and embedded liability and revaluations have not had a cash impact on working capital, liquidity or business operations.

The discount from the face value of the convertible acquisition debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency.

Fair Value Measurements

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, finance lease obligations and deferred revenue approximate their fair values based on their short-term nature. The carrying amount of the Company’s long-term notes payable approximates its fair value based on interest rates available to the Company for similar debt instruments and similar remaining maturities.

The fair value of the contingent acquisition debt is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Changes in any of those inputs in isolation may result in a significantly different fair value measurement.

The estimated fair value of the Company’s contingent acquisition debt and warrant derivative liabilities is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

Revenue Recognition

The Company recognizes revenue from product sales when the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied. (See Note 4)

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred Revenues and Costs

At December 31, 2019 and 2018, the balance in deferred revenues was approximately $1,943,000 and $2,312,000, respectively. Deferred revenue related to the Company’s direct selling segment is attributable to the Heritage Makers product line and for future Company convention and distributor events.

Deferred revenues related to Heritage Makers were approximately $1,795,000 and $2,153,000 at December 31, 2019 and 2018, respectively. The deferred revenue represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. Cash received for points sold is recorded as deferred revenue. Revenue is recognized when customers redeem the points and the product is shipped.

Deferred costs relate to Heritage Makers prepaid commissions that are recognized in expense at the time the related revenue is recognized. At December 31, 2019 and 2018, the balance in deferred costs was approximately $254,000 and $364,000, respectively, and was included in prepaid expenses and other current assets.

Deferred revenues related to pre-enrollment in upcoming conventions and distributor events of approximately $148,000 and $159,000 at December 31, 2019 and 2018, respectively, relate primarily to the Company’s 2020 and 2019 events. The Company does not recognize revenue until the conventions or distributor events have occurred.

Product Return Policy

All products, except food products and commercial coffee products are subject to a full refund within the first 30 days of receipt by the customer, subject to an advance return authorization procedure. Returned product must be in unopened resalable condition. At both December 31, 2019 and 2018, the Company had an allowance related to product returns of $125,000 which is recorded with the direct selling segment. Commercial coffee products are returnable only if defective. Product returns for all three segments as a percentage of our net sales during 2019 were less than 2% of our annual net sales.

Shipping and Handling

Shipping and handling costs associated with inbound freight and freight to customers, including independent distributors, are included in cost of revenues. Shipping and handling fees charged to customers are included in sales. Shipping expense was approximately $8,179,000 and $8,801,000 for the years ended December 31, 2019 and 2018, respectively.

Distributor Compensation

In the direct selling segment, the Company utilizes a network of independent distributors, each of whom has signed an agreement with the Company, enabling them to purchase products at wholesale prices, market products to customers, enroll new distributors for their down-line and earn compensation on product purchases made by those down-line distributors and customers.

The payments made under the compensation plans are the only form of compensation paid to the distributors. Each product has a point value, which may or may not correlate to the wholesale selling price of a product. A distributor must qualify each month to participate in the compensation plan by making a specified amount of product purchases, achieving specified point levels. Once qualified, the distributor will receive payments based on a percentage of the point value of products sold by the distributor’s downline. The payment percentage varies depending on the qualification level of the distributor and the number of levels of down-line distributors. There are also additional incentives paid upon achieving predefined activity and or down-line point value levels. There can be multiple levels of independent distributors earning incentives from the sales efforts of a single distributor. Due to the multi-layer independent sales approach, distributor incentives are a significant component of the Company’s cost structure. The Company accrues all distributor compensation expense in the month earned and pays the compensation the following month.

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

In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share. Potentially dilutive securities for the years ended December 31, 2019 and 2018 were 11,916,270 and 9,128,489, respectively, detailed as follows:

	December 31,
	2019	2018
Warrants	6,238,182	5,876,980
Preferred stock conversions	275,931	274,990
Principal conversions on convertible notes	312,571	107,140
Stock options	4,637,642	2,394,379
Restricted stock units	451,944	475,000
Total	11,916,270	9,128,489

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the year ended December 31, 2019, the Company recorded a valuation gain on the fair value of the warrant derivative liability net of tax of approximately $1,543,000 which had a dilutive impact on the loss per share.

	December 31,
	2019	2018
Loss per Share - Basic
Numerator for basic loss per share	$(52,668,000)	$(23,497,000)
Denominator for basic loss per share	29,264,132	21,589,226
Loss per common share – basic	$(1.80)	$(1.09)

Loss per Share - Diluted
Numerator for basic loss per share	$(52,668,000)	$(23,497,000)
Adjust: Fair value of dilutive warrants outstanding	(1,543,000)	–
Numerator for diluted loss per share	$(54,211,000)	$(23,497,000)

Denominator for basic loss per share	29,264,132	21,589,226
Plus: Incremental shares underlying “in the money” warrants outstanding	20,932	–
Denominator for diluted loss per share	29,285,064	21,589,226
Loss per common share - diluted	$(1.85)	$(1.09)

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using each foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Translation gains or losses resulting from transactions in currencies other than the respective entities functional currency are included in the determination of income and are not considered significant to the Company for the years ended December 31, 2019 and 2018.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net gains and losses affecting stockholders’ equity that, under GAAP are excluded from net income (loss). For the Company, the only items are the cumulative foreign currency translation and net income (loss).

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

The Company is subject to income taxes in the United States (“U.S.”) and certain foreign jurisdictions. The calculation of the Company’s tax provision involves the application of complex tax laws and requires significant judgment and estimates. The Company evaluates the realizability of its deferred tax assets for each jurisdiction in which it operates at each reporting date and establishes a valuation allowance when it is more likely than not that all or a portion of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. The Company considers all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that deferred tax assets are not more likely than not realizable, the Company will establish a valuation allowance.

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

In December 2017, H.R.1, known as the Tax Cuts and Jobs Act of 2017 (the "TCJA") was signed into law and included widespread changes to the Internal Revenue Code (the “IRC”) including, among other items, creation of new taxes on certain foreign earnings, a deduction for certain export sales by a domestic C corporation, a minimum tax on certain related party expenses and transactions. The TCJA subjects certain U.S. shareholders to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. Conversely, foreign-derived intangible income ("FDII") will be taxed at a lower effective rate than the statutory rate by allowing a tax deduction against the income. In addition to GILTI and FDII, Congress passed the base erosion and anti-abuse tax as part of the TCJA, which will impose a 5% effective tax rate on corporations by disallowing certain related party expenses and transactions and eliminating any associated foreign tax credits. We have considered these new provisions as they are effective for tax years starting after December 31, 2017 but determined that none will likely apply for fiscal year 2019.

Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118, which provided guidance on accounting for enactment effects of the TCJA. SAB 118 provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for services from employees and non-employees. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense net of forfeitures, under the straight-line method, over the vesting period of the equity grant. Forfeitures are recorded as they occur.

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

Reclassification of Prior Year Results

Certain prior year results reported in the consolidated statement of operations deemed not to be material, have not been reclassified within the 2018 prior year results and therefore will not reflect the current year presentation. The Company has determined that the reclassification would have no impact on the consolidated balance sheet, the reported net loss in the consolidated statement of operations, consolidated statements of stockholders' equity and on the consolidated statement of cash flows.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. Topic 820 removes or modifies certain current disclosures and adds additional disclosures. The changes are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. Certain disclosures in Topic 820 will need to be applied on a retrospective basis and others on a prospective basis. Topic 820 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted upon issuance. The Company adopted the provisions of this guidance early on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting. The intention of ASU 2018-07 is to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees. These share-based payments will now be measured at grant-date fair value of the equity instrument issued. Upon adoption, only liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established should be remeasured through a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. Topic 718 was effective for fiscal years beginning after December 15, 2018. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Topic 260 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in Topic 260 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted Topic 260, Topic 480 and Topic 815 effective January 1, 2019 using the modified retrospective approach. The new guidance requires companies to exclude any down round feature when determining whether a freestanding equity-linked financial instrument (or embedded conversion option) is considered indexed to the entity’s own stock when applying the classification guidance in ASC 815-40. Upon adoption of the new guidance, existing equity-linked financial instruments (or embedded conversion options) with down round features must be reassessed as liability classification may no longer be required. As a result, the Company determined in regard to its 2018 warrants the appropriate treatment of these warrants that were initially classified as derivative liabilities should now be classified as equity instruments. The Company determined that the liability associated with the 2018 warrants should be remeasured and adjusted to fair value on the date of the change in classification with the offset to be recorded through earnings and then the fair value of the warrants should be reclassified to equity. The Company recorded the change in the fair value of the 2018 warrants as of the date of change in classification to earnings. The fair value of the 2018 warrants in the amount of $1,494,000 at the date of change in classification was reclassified from warrant derivative liability to additional paid in capital as a result of the change in classification of the warrants. (See Note 8)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 for public companies, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted the provisions of this guidance on January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements. (See Notes 1 and 5)

In February 2016, FASB established Topic 842, Leases, by issuing ASU No. 2016-02, Leases (Topic 842) which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendments were adopted by the Company on January 1, 2019. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. The Company elects to use its effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direction costs. In addition, the Company elected the practical expedient to use hindsight when determining lease terms.  The practicable expedient pertaining to land easement is not applicable to the Company. The Company continues to assess all of the effects of adoption, with the most significant effect relating to the recognition of new ROU assets and lease liabilities on the Company’s consolidated balance sheet for real estate operating leases.  The Company adopted the provisions of this guidance on January 1, 2019 and accordingly recognized additional operating liabilities of approximately $5,509,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the Company’s consolidated financial statements.

Note 2. Acquisitions and Business Combinations

During 2019 and 2018, the Company entered into a total of four acquisitions which are detailed below. The acquisitions were conducted to allow the Company to enter into the hemp market and expand the Company’s distributor network within the direct selling segment, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and the acquired company’s distributors and customers will gain access to products offered by the Company.

As such, the major purpose for the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

During the year ended December 31, 2018, the Company adjusted the preliminary purchase price for one of its 2017 acquisitions which resulted in an adjustment to the related intangibles and contingent debt in the amount of $629,000. In addition, during the year ended December 31, 2018, the Company removed the contingent debt associated with the Nature’s Pearl acquisition from 2016 due to a breach of the asset purchase agreement by Nature's Pearl and amended certain terms of the existing agreement. As a result, the Company is no longer obligated under the related asset purchase agreement to make payments. During the year ended December 31, 2018, the Company recorded a reduction to the acquisition debt for Nature’s Pearl in the amount of approximately $1,246,000 with a corresponding credit to general and administrative expense in the statements of operations.

2019 Acquisitions

BeneYOU

On October 31, 2019, the Company entered into an asset purchase agreement with an effective date of November 1, 2019, with BeneYOU, LLC, a Utah limited liability company (“BeneYOU”), and Ryan Anderson (the “BeneYOU Representing Party”), for the Company to acquire certain assets of BeneYOU including all of the outstanding equity of BeneYOU Holding, LLC, a Utah limited liability company (“BeneYOU Holding”), collectively “BeneYOU”. In accordance with the asset purchase agreement, the Company also acquired BeneYOU’s customer and distributor organization lists, all intellectual property, product formulations, products, product packaging, product registrations, licenses, marketing materials, sales tools and swag, and all saleable inventory. BeneYOU’s flagship brand Jamberry has an extensive line of nail products with a core competency in social selling, and two other brands including Avisae which focuses on the gut health and the M.Global brand of products that includes hydration products.

The Company is obligated to make monthly payments based on a percentage of the BeneYOU distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of BeneYOU products until the earlier of the date that is ten years from the closing date or such time as the Company has paid to BeneYOU aggregate cash payments of the BeneYOU distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $3,500,000. In addition, the Company paid an acquisition liability payment of $200,000 on the closing date, which reduced the maximum aggregate purchase price to $3,300,000.

The contingent consideration’s estimated fair value at the date of acquisition was approximately $2,648,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred.

The purchase agreement contains customary representations, warranties and covenants of the Company, BeneYOU and the BeneYOU Representing Party. Subject to certain customary limitations the BeneYOU Representing Party have agreed to indemnify the Company and BeneYOU against certain losses related to, among other things, breaches of the BeneYOU Representing Party’s representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the purchase agreement.

The Company recorded the fair value (in thousands) at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows:

Contingent consideration	$2,648
Aggregate purchase price	$2,648

The following table summarizes the fair values of the assets acquired and liabilities assumed in November 2019 (in thousands):

Current assets (excluding inventory)	$408
Inventory (net of $469 reserve)	441
Trademarks and trade name	343
Distributor organization	1,175
Customer relationships	44
Non-compete agreement	277
Goodwill	669
Current liabilities	(709)
Net assets acquired	$2,648

The estimated fair value of intangible assets acquired of $1,839,000 was determined through the use of a third-party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, distributor organization, customer relationships and non-compete agreement and are being amortized over their estimated useful life of 5 years, 9 years, 5 years and 4 years, respectively. The straight-line method is being used and is believed to approximate the timeline within which the economic benefit of the underlying intangible asset will be realized.

Goodwill of $669,000 was recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

Revenues from BeneYOU included in the consolidated statement of operations within the direct selling segment for the year ended December 31, 2019 were approximately $1,989,000.

The pro-forma effect assuming the business combination with BeneYOU discussed above had occurred at the beginning of the year is not presented as the information was not available.

Khrysos Global, Inc.

On February 12, 2019, the Company and KII entered into an asset and equity purchase agreement (the “AEPA”) with Khrysos Global, and Leigh Dundore and Dwayne Dundore (collectively, the “Khrysos Representing Party”), for KII to acquire substantially all the assets of Khrysos Global and all the outstanding equity of INXL and INXH. The collective business manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

The aggregate consideration payable for the assets of Khrysos Global and the equity of INXL and INXH of $16,000,000 is to be paid as set forth under the terms of the AEPA and allocated between Khrysos Global and Leigh Dundore in such manner as they determine at their discretion.

At closing, Khrysos Global and the Khrysos Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock. In addition, the Company agreed to pay the sellers $1,500,000 in cash towards the AEPA of which $1,000,000 was paid to Khrysos Global and the Khrysos Representing Party during 2019, and the remaining cash payment of $500,000 is to be paid in 2020. At December 31, 2019, the Company’s remaining liability of $500,000 was outstanding and recorded as accrued expenses on the consolidated balance sheet.

In conjunction with the acquisition and organization of KII, the Company retained Dwayne Dundore as President of KII. Previously agreed-upon equity compensation in the form of warrants that was to be provided as part of the closing to Dwayne Dundore by the Company were terminated as a result of Mr. Dundore’s acceptance as an employee with the Company. Effective September 17, 2020, Mr. Dundore was no longer employed with KII or the Company.

The AEPA contains customary representations, warranties and covenants of the Company, Khrysos Global and the Khrysos Representing Party. Subject to certain customary limitations Khrysos Global and the Khrysos Representing Party have agreed to indemnify the Company and KII against certain losses related to, among other things, breaches of the Khrysos Representing Party’s representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the AEPA.

Restatement Note - related to the Acquisition of Khrysos Global, Inc.

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 12, 2019 which resulted in a decrease to the net assets acquired including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000. The Company intends to restate its quarterly reports on Form 10-Q for the three months ended March 31, 2019, three and six months ended June 30, 2019, and for the three and nine months ended September 30, 2019.

The Company has estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows including the resulting adjustments in changes to the aggregate purchase price (in thousands):

	Consideration as Originally Reported	Adjustments	Consideration as Currently Reported
Present value of cash consideration	$1,894		$$1,894
Estimated fair value of common stock issued	12,649	1,351	14,000
Aggregate purchase price	$14,543	$1,351	$15,894

The following table summarizes the estimated and as adjusted fair values of the assets acquired and liabilities assumed in February 2019 (in thousands):

	Fair Value as Originally Reported	Adjustments	Fair Value as Currently Reported
Current assets	$636	$-	$636
Inventory	1,264	-	1,264
Property, plant and equipment	2,260	(1,127)	1,133
Trademarks and trade name	1,876	-	1,876
Customer-related intangible	5,629	-	5,629
Non-compete intangible	956	-	956
Goodwill	4,353	2,478	6,831
Current liabilities	(1,904)	-	(1,904)
Notes payable	(527)	-	(527)
Net assets acquired	$14,543	$1,351	$15,894

The reported fair value of intangible assets acquired in the amount of $8,461,000 was determined through the use of a third-party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, customer relationships and non-compete agreement. The trademarks and trade name, customer relationships and non-compete agreement are being amortized over their estimated useful life of 8 years, 4 years and 6 years, respectively. The straight-line method is being used and is believed to approximate the timeline within which the economic benefit of the underlying intangible asset will be realized. In connection with the Company’s annual impairment test in 2019, the net book value of intangible assets of $8,461,000 was determined to be impaired. (See Note 5)

Goodwill acquired as currently reported of $6,831,000 is recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. In connection with the Company’s annual impairment test in 2019, the full amount of goodwill recognized of $6,831,000 was determined to be impaired. (See Note 5)

The costs related to the acquisition are included in legal and accounting fees and were expensed as incurred.

Revenues from KII included in the consolidated statement of operations for the year ended December 31, 2019 were approximately $887,000.

The pro-forma effect assuming the business combination with KII discussed above had occurred at the beginning of the year is not presented as the information was not available.

2018 Acquisitions

Doctor’s Wellness Solutions Global LP (ViaViente)

On March 1, 2018, the Company acquired certain assets of Doctor’s Wellness Solutions Global LP (“ViaViente”). ViaViente is the distributor of The ViaViente Miracle, a highly concentrated, energizing whole fruit puree blend that is rich in antioxidants and naturally occurring vitamins and minerals.

The Company is obligated to make monthly payments based on a percentage of the ViaViente distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of ViaViente’s products until the earlier of the date that is five years from the closing date or such time as the Company has paid to ViaViente aggregate cash payments of the ViaViente distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $3,000,000. In addition, the Company entered into an inventory consignment agreement whereby the Company agreed to pay an additional royalty fee on specific inventory items up to $750,000. The $750,000 is in addition to the $3,000,000 aggregate purchase price and is included in the estimated fair value of the contingent debt. The inventory consignment royalty fees are applied to the maximum aggregate purchase price.

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

Nature Direct

On February 12, 2018, the Company acquired certain assets and liabilities of Nature Direct. Nature Direct, is a manufacturer and distributor of essential oil based nontoxic cleaning and care products for personal, home and professional use.

The Company is obligated to make monthly payments based on a percentage of the Nature Direct distributor revenue derived from sales of the Company’s products and a percentage of royalty revenue derived from sales of the Nature Direct products until the earlier of the date that is twelve years from the closing date or such time as the Company has paid to Nature Direct aggregate cash payments of the Nature Direct distributor revenue and royalty revenue equal to the maximum aggregate purchase price of $2,600,000.

The contingent consideration’s estimated fair value at the date of acquisition was $1,085,000 as determined by management using a discounted cash flow methodology. The acquisition related costs, such as legal costs and other professional fees were minimal and expensed as incurred. The Company received approximately $90,000 of inventories from Nature Direct and paid for the inventory and assumed liabilities of $50,000. This payment is applied to the maximum aggregate purchase price.

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

Contingent Acquisition Debt

The Company’s contingent acquisition debt at December 31, 2019 and 2018 was approximately $8,611,000 and $8,261,000, respectively, and was attributable to debt associated with the Company’s direct selling segment.

Note 3. Agreements with Variable Interest Entities and Related Party Transactions

FDI Realty, LLC

FDI Realty, LLC (“FDI Realty”) is the owner and lessor of the building previously partially occupied by the Company for its sales and marketing office in Windham, NH until December 2015. A former officer of the Company is the single member of FDI Realty.

At December 31, 2017 the Company believed it held a variable interest in FDI Realty, for which the Company was not deemed to be the primary beneficiary. The Company concluded, based on its qualitative consideration of the terminated lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, the Company considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty and is obligated to fund the obligations of FDI Realty. The Company believed it was a co-guarantor of FDI Realty’s mortgages on the building, however, at December 31, 2017, the Company determined that the fair value of the guarantees was not significant and therefore did not record a related liability.

During the year ended December 31, 2018, the Company determined that based on the current circumstances as it relates to certain agreements existing among the Company and FDI Realty, including but not limited to an amended and restated equity purchase agreement which was executed in October 2011 and FDI Realty’s failure to meet its obligations under the amended purchase agreement, the Company no longer holds a variable interest in FDI Realty.

Other Related Party Transactions

Hernandez, Hernandez, Export Y Company and H&H Coffee Group Export Corp.

The Company’s wholly-owned subsidiary, CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. As part of the 2014 Siles acquisition, CLR engaged the owners of H&H, Alain Piedra Hernandez (“Mr. Hernandez”) and Marisol Del Carmen Siles Orozco (“Ms. Orozco”), as employees to manage Siles.

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply and provide to CLR’s mill raw unprocessed green coffee to CLR in a timely and efficient manner. In addition, CLR’s largest customer for green coffee beans was H&H Export during the year ended December 31, 2019. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

CLR made purchases from H&H Export of approximately $9,891,000 of unprocessed green coffee for the year ended December 31, 2018, that approximated 45%, of total coffee segment purchases for use in selling processed green coffee to other third parties and for use in CLR’s Miami roasting facilities. CLR did not have any purchases of unprocessed green coffee from H&H Export during the year ended December 31, 2019.

During the year ended December 31, 2019, CLR recorded net revenues from green coffee milling and processing services of approximately $6,416,000 and during the year ended December 31, 2018 recorded revenues from sales of processed green coffee beans of $3,938,000, to H&H Export. At December 31, 2019 and 2018, CLR's accounts receivable balance for customer related revenue from H&H Export were $8,707,000 and $673,000, respectively, of which the full amount was past due at December 31, 2019. As a result, the Company has reserved $7,871,000 as bad debt related to H&H’s accounts receivable balance, which was net of collections through December 31, 2020. (See Note 11)

In addition, the Company has collaborated with H&H, the Company’s green coffee supplier and H&H Export, and other third parties in Nicaragua to develop a sourcing solution by entering into the Finance, Security and Accounts Receivable/Accounts Payable Monetization Agreement (the “FSRP Agreement”.) The FSRP Agreement is designed to provide the Company with access to a continued supply of unprocessed green coffee beans for the 2020 growing season and a solution for funding of the continued operations of the Company’s green coffee distribution business. Under the FSRP Agreement, management has assessed the collectability of accounts receivable from H&H Export.

The Company initially expected that through this agreed upon financing arrangement that the Company would collect the outstanding accounts receivable balance in full during the 2020 growing season. However, given the COVID crisis’ impact on the 2020 growing season and the continued delay in full payment of the 2019 receivable balances, management considers the H&H Export receivable impaired at December 31, 2019.

Advance

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a five-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  In March 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9.00% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. In October 2019, CLR and H&H Export amended the March 2019 agreement in terms of the maturity date such that all outstanding principal and interest is due and payable at the end of the 2020 harvest (or when the 2020 season’s harvest was exported and collected), but never to be later than November 30, 2020.

Management reviewed the security against the loan and the impact of the underlying COVID crisis and determined that the full amount of the note receivable including interest of approximately $5,340,000, was not collected as of December 31, 2020, and therefore $5,340,000 was recognized as an allowance for collectability at the end of December 31, 2019.

Mill Construction Agreement between CLR and H&H

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into a mill construction agreement with H&H and H&H Export, Mr. Hernandez and Ms. Orozco, together with H&H, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer a 45-acre tract of land in Matagalpa, Nicaragua (the “Matagalpa Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property (collectively the “Matagalpa Mill”) for processing coffee in Nicaragua. The addition of the mill will accommodate CLR’s green coffee contract commitments.

For the years ended December 31, 2019 CLR made payments of approximately $2,150,000 and $900,000 during the year ended December 31, 2018 in advance of the agreement, towards the Matagalpa Mill project. In addition, $391,117 was paid for operating equipment in 2019.

At December 31, 2019, CLR contributed a total of $3,441,000 towards the Matagalpa Mill project, which is included in construction in process within property and equipment, net on the Company's consolidated balance sheets. At December 31, 2019, the Nicaraguan Partner contributed a total of $1,922,000 towards the Matagalpa Mill project. CLR’s remaining portion of $1,650,000 was paid during 2020, in addition $912,606 was paid for operating equipment. At December 31, 2019, the Matagalpa Mill was in construction and was not ready for full operations.

During 2019, the Company issued 295,910 shares of common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, the Company over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At December 31, 2019, the value of the shares was approximately $397,000 based on the stock price at December 31, 2019. Management reviewed the amount due in conjunction with the impact of the underlying COVID crisis and has determined that the receivable balance of $397,000, was more than likely to be uncollected as of December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at December 31, 2019.

Amended Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita, a leased mill, or the Matagalpa Mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met.  Profit-sharing expense for the year ended December 31, 2019 was $1,060,000 compared to a profit-sharing benefit of $910,000 in the same period last year, which is included in accrued expenses on the Company’s balance sheets.

In addition, H&H Export sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock in January 2019. The shares of common stock issued were valued at $7.50 per share.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

On April 20 and July 29, 2020, CLR and KII (the U.S. Partners) entered into agreements (“Hemp Joint Venture Agreement”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan Partners”) and established the hemp joint venture (the “Nicaraguan Hemp Grow and Extractions Group” or the “Hemp Joint Venture”).

The agreement calls for H&H Export to contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture.

The agreement calls for Nicaraguan Partners to contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

Additionally, the U.S. Partners’ parent company Youngevity International Inc., subject to the approval of The Nasdaq Stock Market (“Nasdaq”) agreed to issue 1,500,000 shares of its restricted common stock, par value per share, to Fitracomex. In accordance with the Hemp Joint Venture Agreement, in July 2020 the Parent Company issued to Fitracomex the agreed upon shares of restricted common stock. The U.S. Partners agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of the Parent Company common stock at an exercise price of US $1.50, exercisable for a term of five (5) years after completion of the construction and upon the approval by the Parent Company’s stockholders of the proposed issuance. In addition, the U.S. Partners agreed to use its best efforts to register the resale of the shares of the Parent Company’s common stock to Fitracomex under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and make any necessary applications with Nasdaq to list the shares.

The U.S. Partners and H&H Export will serve as the managing partners with all business decisions will require prior consent and agreement of both parties. The Net Profits and Net Losses for each fiscal period shall be allocated among the partners as follows: twenty five percent (25%) to the Nicaraguan Partners and seventy five percent (75%) to the U.S. Partners.

Master Relationship Agreement

In March 2021, CLR entered into a Master Relationship Agreement (“MA Agreement”) with the owners of H&H in order to memorialize the various agreements and modifications to those agreements. Additionally, certain events have occurred that have kept the parties from complying with the terms of each of the original agreements and have caused there to be an imbalance with the respect to the funds owed by one party to the other; therefore this MA Agreement also sets forth a detailed accounting of the different business relationships and reconciles the monetary obligations between each party through the end of fiscal year 2020.

This MA Agreement memorialized the key settlement terms and established that H&H owes CLR approximately $10,700,000, described as “H&H Coffee Liability”, that is composed of:
●
past due accounts receivable owed to CLR from H&H for 2019 and 2020;
●
the $5,000,000 note due plus accrued interest on the note;
●
CLR lost profits in 2019 and 2020;
●
the return of working capital provided by CLR for the 2019 and 2020 green coffee program.

The MA Agreement also includes an offset against amounts owed by H&H to CLR consisting of:
●
H&H’s 25% profit sharing participation for 2019 and 2020;
●
and an offset of H&H’s open payables owed by CLR to H&H in the amount of approximately $243,000.

The MA Agreement provides that approximately $10,700,000 is owed to CLR by H&H and H&H agrees to satisfy this obligation by providing CLR a minimum of 20 containers of strictly high grown coffee (approximately 825,000 pounds of coffee) per month, commencing at the end of March 2021 and continuing monthly until the aforesaid amount is paid in full. The MA Agreement stipulates that the parties have agreed that the coffee to be provided to CLR by H&H for the shipments described above, that in order to satisfy H&H’s debt to CLR, shall not be produced on any plantation that the parties have a joint interest in. CLR has recorded allowances of $7,871,000 related to the H&H trade accounts receivable $5,340,000 related to the H&H notes receivable during the year ended December 31, 2019 due to H&H’s repayment history and risks associated with redemption of the receivable in coffee.

Other Agreement between CLR and H&H

In May 2017, CLR entered a settlement agreement, as amended, with Mr. Hernandez who was issued a warrant for the purchase of 75,000 shares of our common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from CLR to H&H as relates to a sourcing and supply agreement with H&H and H&H Export. The warrants were outstanding at both December 31, 2019 and 2018.

Related Party Transactions

Richard Renton

Richard Renton was a member of the board of directors until February 11, 2020 and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases of approximately $228,000 and $151,000 from WVNP Inc., for the years ended December 31, 2019 and 2018, respectively.  In addition, Mr. Renton is a distributor of the Company and was paid distributor commissions for the years ended December 31, 2019 and 2018 of approximately $366,000 and $363,000, respectively.

Carl Grover

Carl Grover was the sole beneficial owner of in excess of 5% of the Company’s outstanding common shares and beneficial owner of 3,293,643 shares of common stock at December 31, 2019.

In July 2019, Mr. Grover acquired 600,242 shares of the Company's common stock upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received approximately $2,761,000 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

In December 2018, CLR entered into a credit agreement with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note. In addition, Siles, as guarantor, executed a separate Guaranty Agreement (“Guaranty”). In connection with the credit agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a warrant purchase agreement with Mr. Grover. At December 31, 2019, the balance of the borrowing from the credit agreement with Mr. Grover was approximately $4,085,000, net of debt discounts. (See Note 6)

Mr. Grover held the following warrants exercisable into an aggregate of 2,248,975 shares of common stock at December 31, 2019: (i) a 2014 warrant exercisable for 182,366 shares of common stock, (ii) a 2015 warrant exercisable for 200,000 shares of common stock, (iii) three 2017 warrants exercisable for an aggregate of 735,030 shares of common stock, (iv) a 2018 warrant exercisable for 631,579 shares of common stock, and (v) two 2018 warrants exercisable for an aggregate of 500,000 shares of common stock.

In addition, Mr. Grover owned 2,986,908 shares of common stock at December 31, 2019 which included: (i) 1,122,233 shares issued from the conversion of his 2017 PIPE Notes to common stock, (ii) 428,571 shares issued from the conversion of his 2015 Note to common stock, (iii) 747,664 shares issued from the conversion of his 2014 PIPE Notes to common stock, (iv) 650,242 shares from the partial exercise and inducement shares issued with the exercise of the 2014 warrants, and (v) 38,198 shares of common stock. (See Note 7)

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors and prior to joining the Company’s board of directors he acquired in the Company’s 2014 private placement, a note in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant exercisable for 14,673 shares of common stock. Mr. Sallwasser additionally acquired in the Company’s 2017 private placement, a note in the principal amount of $38,000 convertible into 8,177 shares of common stock and a warrant issued to purchase 5,719 shares of common stock. Mr. Sallwasser also acquired, as part of the 2017 private placement in exchange for the 2015 note that he acquired in the Company’s 2015 private placement, an additional 2017 note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 warrant exercisable for 543 shares of common stock.

In March 2018, the Company completed its Series B offering and in accordance with the terms of the 2017 notes, Mr. Sallwasser’s 2017 notes converted to 9,264 shares of the Company’s common stock. Mr. Sallwasser’s aggregate 2017 warrants of to purchase 6,262 shares of common stock remained outstanding at December 31, 2019.

In August 2019, Mr. Sallwasser acquired 14,673 shares of the Company's common stock upon the exercise of his 2014 warrant. In connection with the exercise, Mr. Sallwasser applied approximately $67,000 of the proceeds of his 2014 note due to him from the Company as consideration for the warrant exercise. The warrant exercise proceeds to the Company would have been approximately $67,000. The Company paid the balance owed to him under his 2014 note including accrued interest of approximately $8,000.

At December 31, 2019, Mr. Sallwasser owned 76,924 shares of common stock and options to purchase an aggregate of 116,655 shares of common stock, which are immediately exercisable.

2400 Boswell LLC

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%. Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. The current interest rate as of December 31, 2019 was 7.5%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2019, the balance on the long-term mortgage is approximately $3,143,000 and the balance on the promissory note is zero.

JJL Equipment Holding, LLC

In connection with the acquisition of Khrysos Global, the Company held a deposit of $233,000 on December 31, 2019 from JJL Equipment Holding, LLC (“JJL Equipment”) for an equipment purchase. Temple Leigh Dundore, a member of the Khrysos Representing Party and wife of Dwayne Dundore, who was the President of KII through September 2020, is a member and part owner of JJL Equipment. The deposit is to be applied to future machinery and equipment orders from JJL Equipment and is recorded in other current liabilities in the consolidated balance sheet at December 31, 2019.

Daniel J. Mangless

Daniel J. Mangless, was a beneficial owner of in excess of 5% of the Company’s outstanding shares of common stock due to his beneficial ownership of 1,780,000 shares of common stock at December 31, 2019 which included 63,000 shares of common stock issued from the conversion of his Series C convertible preferred stock to common stock, and 63,000 shares of common stock issued from the exercise of his December 2018 warrant, 250,000 shares of common stock issued from his February 2019 securities purchase agreement, 250,000 shares of common stock issued from his June 2019 securities purchase agreement, and 904,000 shares of common stock held by him at December 31, 2019. Mr. Mangless also owns a February 2019 warrant exercisable for 250,000 shares of common stock which he acquired in connection with a February 2019 securities purchase agreement. During 2021, Mr. Mangless liquated some of his Youngevity common stock and is no longer a beneficial owner of in excess of 5% of the outstanding shares of common stock.

In February 2019, the Company entered into a securities purchase agreement with Mr. Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, the Company also issued Mr. Mangless a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The Company received proceeds of $1,750,000 from the stock offering. (See Note 10)

In June 2019, the Company entered into a second securities purchase agreement with Mr. Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $5.50 per share. The Company received proceeds of $1,375,000 from the stock offering. (See Note 10)

Note 4. Revenues

Following the expiration of the Company’s EGC status on December 31, 2018 the Company adopted ASC Topic 606, Revenue from Contracts with Customer (“Topic 606”) on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

There was no impact to retained earnings at January 1, 2018, or to revenue for the year ended December 31, 2018, after adopting Topic 606, as revenue recognition and timing of revenue did not change as a result of implementing Topic 606.

Revenue Recognition

Direct Selling. Direct distribution sales are made through the Company’s network (direct selling segment), which is a web-based global network of customers and distributors. The Company’s independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. The Company considers itself to be an e-commerce company whereby personal interaction is provided to customers by its independent sales network. Sales generated from direct distribution includes; health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products.

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

Commercial Coffee - Roasted Coffee. The Company engages in the commercial sale of roasted coffee through CLR, which is sold under a variety of private labels through major national sales outlets and to customers including cruise lines and office coffee service operators, and under its own Café La Rica brand, Josie’s Java House Brand, Javalution brands and Café Cachita as well as through its distributor network within the direct selling segment.

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

Commercial Coffee - Green Coffee. The commercial coffee segment includes the sale of green coffee beans, which are sourced from the Nicaraguan rainforest.

Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. At this point the customer has a present obligation to pay, takes physical possession of the product, takes legal title to the product, bears the risks and rewards of ownership, and as such, revenue will be recognized at this point in time. Revenues where the Company sells green coffee beans that it has milled and where the Company has determined it is the agent with regard to the green coffee beans is recorded at net or recorded to reflect only the milling services provided. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

Commercial Hemp. In the commercial hemp segment, the Company manufactures commercial hemp-based CBD extraction and post-processing equipment, and end-to-end processor of CBD isolate, distillate, water soluble isolate and water-soluble distillate. The Company develops, manufactures and sells equipment and related services to customers which enable them to extract CBD oils from hemp stock. The Company provides hemp growers, feedstock suppliers, and CBD crude oil producers the use of equipment, intellectual capital, production consultancy, tolling services, and wholesale CBD channel sales capabilities. The Company is also engaged in hemp-based CBD extraction technology including tolling processing which converts hemp biomass to hemp extracts such as CBD oil, distillate and isolate. The Company offers customers turnkey manufacturing solutions in extraction services and end-to-end processing systems. In addition, the Company owns a laboratory testing facility that provides a broad range of capabilities in regard to formulation, quality control, and testing standards with our CBD products, including potency analysis for the Company’s supply partners of hemp derived CBD products.

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

Disaggregated Revenue

The following table summarizes disaggregated revenue by segment (in thousands):

	Years Ended December 31,
	2019	2018
Direct selling	$127,011	$138,855
Processed green coffee	1,046	12,281
Milling and processing services	6,416	–
Roasted coffee and other	12,082	11,309
Commercial coffee	19,544	23,590
Commercial hemp	887	–
Total	$147,442	$162,445

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records contract assets when performance obligations are satisfied prior to invoicing.

Contract liabilities are reflected as deferred revenues in current liabilities on the Company’s consolidated balance sheets and includes deferred revenue and customer deposits. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations and are recognized as revenue upon the fulfillment of performance obligations. Contract Liabilities are classified as short-term as all performance obligations are expected to be satisfied within the next twelve months.

At December 31, 2019 and 2018, deferred revenues were approximately $1,943,000 and $2,312,000, respectively. The Company records deferred revenue related to its direct selling segment which is primarily attributable to the Heritage Makers product line and represents Heritage Maker’s obligation for points purchased by customers that have not yet been redeemed for product. In addition, deferred revenues include future Company convention and distributor events.

Of the deferred revenue at December 31, 2018, the Company recognized revenue of approximately $1,549,000 from the Heritage Makers product line and approximately $228,000 from the Company’s convention and distributor events during the year ended December 31, 2019. No deferred revenues were recognized with the commercial coffee or the commercial hemp segment for the year ended December 31, 2019.

As part of the adoption of the ASC Topic 606, the Company elected to use the practical expedient to account for shipping and handling activities as fulfillment costs, which are recorded in cost of revenues.

Note 5.  Selected Consolidated Balance Sheet Information

Accounts Receivable, net

Net accounts receivable consists of the following (in thousands):
	December 31,
	2019	2018
Accounts receivable	$11,142	$4,263
Allowance for doubtful accounts	(8,240)	(235)
Accounts receivable, net	$2,902	$4,028

At December 31, 2019 and 2018, CLR's accounts receivable balance for customer related revenue by H&H Export were approximately $8,707,000 and $673,000, respectively, of which the full amount was past due at December 31, 2019. As a result, we have reserved $7,871,000 as bad debt related to the accounts receivable balance at December 31, 2019 which is net of collections through December 31, 2020. (See Note 11)

Inventory

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$14,890	$11,300
Raw materials	11,694	12,744
Total inventory	26,584	24,044
Reserve for excess and obsolete inventory	(3,878)	(2,268)
Inventory, net	$22,706	$21,776

The inventory reserve amount for excess and obsolete inventory as of December 31, 2019, includes the addition of approximately $469,000 acquired in the Company’s acquisition of BeneYOU LLC (See Note 2.) Excluding, the addition of BeneYou, LLC the change in the Company’s reserve for excess and obsolete inventory is $1,141,000.

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Building	$4,789	$3,879
Leasehold improvements	2,948	3,024
Land	3,307	2,544
Land improvements	606	606
Producing coffee trees	553	553
Manufacturing equipment	9,568	5,825
Furniture and other equipment	2,050	1,885
Computer software	1,420	1,420
Computer equipment	2,648	2,665
Vehicles	326	222
Construction in process	6,562	1,966
Total property and equipment, gross	34,777	24,589
Accumulated depreciation	(11,461)	(9,484)
Total property and equipment, net	$23,316	$15,105

Depreciation expense totaled approximately $2,134,000 and $1,819,000 for the years ended December 31, 2019 and 2018, respectively.

Operating and Financing Leases

The Company’s operating and financing lease assets and liabilities recognized within its consolidated balance sheets were classified as follows (in thousands):

December 31, 2019
Assets
Operating lease right-of-use assets	$8,386
Finance lease right-of-use assets (1)	10,521
Total lease assets	$18,907
Liabilities
Operating lease liabilities, current portion	$1,740
Finance lease liabilities, current portion	736
Total lease liabilities, current portion	2,476
Operating lease liabilities, net of current portion	6,646
Finance lease liabilities, net of current portion	408
Total lease liabilities	$9,530

(1)	Finance lease right-of-use assets are recorded within property and equipment, net of accumulated amortization of approximately $1,367,000 at December 31, 2019.

Operating and finance lease costs were as follows (in thousands):

Lease Cost	Classification	December 31, 2019
Operating lease cost	Sales and marketing, general and administrative	$1,508
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	712
Interest on lease liabilities	Interest expense, net	128
Total operating and finance lease cost		$2,348

Operating lease cost for the year ended December 31, 2018 was approximately $1,475,000.

Scheduled annual lease payments were as follows (in thousands):

	Operating Leases	Finance Leases
Years ending December 31:
2020	$2,159	$807
2021	1,900	387
2022	1,464	17
2023	969	13
2024	637	7
Thereafter	2,921	2
Total lease payments	10,050	1,233
Less imputed interest	(1,664)	(89)
Present value of lease liabilities	$8,386	$1,144

The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.8
Finance leases	1.6
Weighted-average discount rate
Operating leases	5.47%
Finance leases	4.57%

Assets

Intangible assets consist of the following (in thousands):

	December 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$15,735	$10,418	$5,317	$14,559	$9,575	$4,984
Trademarks and trade names	8,430	2,539	5,891	7,337	1,781	5,556
Customer relationships	10,442	6,413	4,029	10,398	5,723	4,675
Internally developed software	720	657	63	720	558	162
Non-compete agreement	277	11	266	–	–	–
Intangible assets	$35,604	$20,038	$15,566	$33,014	$17,637	$15,377

Amortization expense related to intangible assets was approximately $2,401,000 and $2,879,000 for the years ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, the Company recorded a loss on impairment of intangible assets related to the acquisition of Khrysos Global of approximately $8,461,000. (See Note 2)

At December 31, 2019, future expected amortization expense related to definite lived intangible assets was as follows (in thousands):

Years ending December 31,
2020	$2,439
2021	2,358
2022	2,336
2023	2,257
2024	1,638
Thereafter	2,889
Total	$13,917

The weighted-average remaining amortization period for intangibles assets at December 31, 2019 was approximately 5.3 years.

Trademarks and trade names, which do not have legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives are considered indefinite lived assets and are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At December 31, 2019 and 2018, approximately $1,649,000 in trademarks and tradenames from business combinations have been identified as having indefinite lives.

During the year ended December 31, 2018, the Company also determined that the underlying intangible assets associated with its BeautiControl, Inc. and Future Global Vision, Inc., acquisitions were impaired and recorded a loss on impairment of intangible assets in our direct selling segment of approximately $3,175,000.

Goodwill

Goodwill activity by reportable segment consists of the following (in thousands):

	Direct Selling	Commercial Coffee	Commercial Hemp	Total
Balance at December 31, 2018	$3,009	$3,314	$–	$6,323
Goodwill recognized	669	–	6,831	7,500
Loss on impairment of goodwill	–	–	(6,831)	(6,831)
Balance at December 31, 2019	$3,678	$3,314	$–	$6,992

Based on results of the 2019 annual goodwill impairment test, the Company recorded a loss on impairment of goodwill of $6,831,000 which represented the full amount of goodwill recognized in connection with the acquisition of Khrysos Global in February 2019. The impairment was driven by a decline in the estimated fair value primarily due to the reduction in the profitability forecasts, as well as increased working capital requirements which increased the commercial hemp segment’s carrying value. (See Note 2)

A hybrid method valuation approach was used to determine the fair value of the commercial hemp segment which included (i) the income approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; (ii) the guideline public company method, which uses valuation metrics from similar publicly-traded companies, and (iii) the transactional method, which compares valuation results from other businesses that have recently been sold or acquired in the same industry. All of these approaches are affected by economic conditions related to industry as well as conditions in the U.S. capital markets.

To determine fair value, the income approach method, guideline public company method and transactional method were weighted 50%, 25% and 25%, respectively. The three methods returned value indications that were supportive of one another and corroborative of the value conclusion.

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under GAAP. The key assumptions used to estimate the fair values of the commercial hemp segment were:

●
Discount rates;

●
Compounded annual revenue growth rates;

●
Average operating margins;

●
Terminal value capitalization rate (capitalization rate); and

●
Guideline company valuations.

Of the key assumptions, the discount rates and the capitalization rate are market driven. These rates are derived from the use of market data and employment of the capital asset pricing model. The Company-dependent key assumptions are the compounded annual revenue growth rates and the average operating margins and are subject to much greater influence from the Company’s actions. The Company used discount rates that are commensurate with the risk and uncertainty inherent in the commercial hemp segment and in its internally developed forecasts. Actual results may differ from those assumed in the forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

Inherent in the development of the present value of future cash flow projections are assumptions and estimates derived from a review of the Company’s expected revenue growth rates, profit margins, business plans, cost of capital, and tax rates. The Company also makes assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment.

The Company determined no impairment of its goodwill occurred for the year ended December 31, 2018.

Note 6.  Notes Payable and Line of Credit

Credit Note

In December 2018, CLR entered into a credit agreement (“Credit Note”) with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 Credit Note. In addition, CLR’s subsidiary Siles, as guarantor, executed a separate Guaranty Agreement (“Guaranty”).  The Credit Note is secured by CLR’s green coffee inventory, subordinate to certain debt owed to Crestmark Bank and pari passu with certain holders of notes issued by the borrowers of the company in 2014. At both December 31, 2019 and 2018, the outstanding principal balance of the Credit Note was $5,000,000. As of the date of this filing, CLR is in default regarding the settlement terms of the Credit Note and the Credit Note remains outstanding; however, demand for payment has not been made.

The credit note accrues interest at 8.00% per annum and is paid quarterly. All principal and accrued interest under the credit note is due and payable on December 12, 2020. The credit note contains customary events of default including the Company or Siles failure to pay its obligations, commencing bankruptcy or liquidation proceedings, and breach of representations and warranties. Upon the occurrence of an event of default, the unpaid balance of the principal amount of the credit note together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable by Mr. Grover and shall bear interest from the due date until such amounts are paid at the rate of 10.00% per annum. In connection with the credit agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share (“Warrant 1”), and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share (“Warrant 2”).

In connection with the credit note, the Company also entered into an advisory agreement with a third party not affiliated with Mr. Grover, pursuant to which the Company agreed to pay to the advisor a 3.00% fee on the transaction with Mr. Grover and issued to the advisor’s designee a four-year warrant to purchase 50,000 shares of the Company’s common stock, exercisable at $6.33 per share.

The Company recorded debt discounts of approximately $1,469,000 related to the fair value of warrants issued in the transaction and $175,000 of transaction issuance costs both of which are amortized to interest expense over the life of the credit note. The Company recorded amortization of approximately $699,000 and $30,000 related to the debt discount and issuance cost during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the combined remaining balance of the debt discounts and issuance cost was approximately $915,000 and $1,614,000, respectively.

Promissory Notes

In March 2019, the Company entered into a two-year secured promissory note (“Note” or “Notes”) with two accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds in the aggregate of $2,000,000. The Notes pay interest at a rate of 8.00% per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. At December 31, 2019, the outstanding principal balance of the Notes was $2,000,000. The promissory notes are secured by all equity in KII.

On February 18, 2021, the Company entered into amendment agreements extending the Notes, see Note 14 for further discussion. As of the date of this filing the Notes remain outstanding and the Company is in default of the terms of settlement set forth in the amendment agreements.

In conjunction with the promissory note, the Company also issued 20,000 shares of the Company’s common stock for each $1,000,000 invested and a five-year warrant to purchase 20,000 shares of the Company’s common stock at a price of $6.00 per share for each $1,000,000 invested. The Company issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the Notes.

The Company recorded debt discounts of approximately $212,000 related to transaction issuance costs and $139,000 related to the fair value of warrants issued in the transaction both of which are amortized to interest expense over the life of the promissory notes. The Company recorded amortization of approximately $123,000 related to the debt discount and issuance cost related to the promissory notes during the year ended December 31, 2019. At December 31, 2019, the combined remaining balance of the debt discount and issuance costs was approximately $228,000.

2400 Boswell Mortgage Note

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of the Company’s Chief Executive Officer and consisted of approximately $248,000 in cash, approximately $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.0%. Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. At December 31, 2019 and 2018, the interest rate was 7.50% and 7.75%, respectively. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of December 31, 2019 and 2018, the balance on the long-term mortgage was approximately $3,143,000 and $3,217,000, respectively, and the balance on the promissory note is zero.

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos Global, the Company assumed an interest only mortgage for properties located in Clermont, FL in the amount of $350,000 with all principal due in September 2021 and interest paid monthly at a rate of 8.00% per annum. In addition, the Company assumed a mortgage of approximately $177,000 for properties located in Mascotte, FL with all unpaid principal due in June 2023 and interest paid monthly at a rate of 7.00% per annum. At December 31, 2019, the aggregate outstanding principal balance on the mortgages was approximately $528,000.

In February 2019, the Company purchased a 45-acre tract of land in Groveland, FL (“Groveland”), for $750,000, which is intended to host a research and development facility, a greenhouse and allocate a portion for farming. The Company paid $300,000 as a down payment and assumed a mortgage of $450,000. Unpaid principal is due in February 2024 and interest is paid monthly at a rate of 6.00% per annum. At December 31, 2019, the remaining mortgage balance was approximately $440,000.

In February 2021, the Company determined that certain properties acquired with the February 2019 KII acquisition were redundant after KII moved its primary operations to Orlando, FL thereby no longer needing multiple locations. The Company determined that its original plan for use of the 45-acres discussed above is no longer viable as KII shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. Currently KII has listed for sale its Clermont, FL property which was used as a testing laboratory facility. On May 26, 2021, the Groveland property was sold for $800,000. KII’s remaining production property in Mascotte, FL is expected to be listed for sale by the end of 2021.

Lending Agreements

In July 2018, the Company entered into lending agreements with three separate entities and received loans in the total amount of $1,907,000, net of loan fees to be paid back over an eight-month period on a monthly basis. Payments were made monthly and comprised of principal and accrued interest with an effective interest rate between 15% and 20%. The Company’s outstanding balance related to the lending agreements was approximately $504,000 at December 31, 2018, and is included in other current liabilities on the Company’s balance sheet. The loans were paid in full in the first quarter of 2019.

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10.00% of the sales related to the acquired assets until the entire note balance is paid. At December 31, 2019 and 2018, the carrying value of the liability was approximately $1,027,000 and $1,071,000, respectively.

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $71,000 and $96,000 at December 31, 2019 and 2018, respectively, which expire at various dates through 2023.

Line of Credit

In November 2017, CLR entered into a loan and security agreement with Crestmark Bank (“Crestmark”) providing for a line of credit related to accounts receivables resulting from sales of certain products that includes borrowings to be advanced against acceptable eligible inventory related to CLR. In December 2017, the loan and security agreement were amended to increase the maximum overall borrowing to $6,250,000. The line of credit may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of the amount calculated in (i) above, plus (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the agreement.

The agreement contains certain financial and nonfinancial covenants with which the Company must comply to maintain its borrowing availability and avoid penalties. At December 31, 2019, the Company was in compliance with the covenants. As of the filing date of this Annual Report on Form 10-K, the Company is not in compliance with the covenants under the terms of the agreement, specifically related to the delay in the Company’s filings of its financial statements for the year ended December 31, 2019 and for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, however the Company has received a waiver of such covenants. Delays could result in the Company being in default for not providing the required quarterly financial information in a timely manner and Crestmark calling the loan balance due immediately.

The outstanding principal balance of the line of credit bears interest based upon a 360-day year with interest charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. At December 31, 2019 and 2018, the interest rate was 7.25% and 8.00%, respectively. In addition, other fees are incurred for the maintenance of the loan in accordance with the agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The agreement was effective until November 16, 2020 and will continue to be effective for additional one-year terms unless written notice of termination is provided to Crestmark not less than thirty days to the end of any renewal term.

The Company and Stephan Wallach entered into a corporate guaranty and personal guaranty, respectively, with Crestmark guaranteeing payments in the event that the Company’s commercial coffee segment CLR were to default. In addition, David Briskie, the Company’s president and chief financial officer, personally entered into a guaranty of validity representing the Company’s financial statements so long as the indebtedness is owed to Crestmark, maintaining certain covenants and guarantees.

The Company’s outstanding line of credit liability related to the Crestmark Loan was approximately $2,011,000 and $2,256,000 at December 31, 2019 and 2018, respectively.

Note 7. Convertible Notes Payable

The Company’s total convertible notes payable at December 31, 2019 and 2018, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	December 31,
	2019	2018
6.00% Convertible Notes (2019 PIPE Notes), principal	$3,090	$–
Debt discounts	(415)	–
Carrying value of 2019 PIPE Notes	2,675	–

8.00% Convertible Notes (2014 PIPE Notes), principal	25	750
Debt discounts	–	(103)
Carrying value of 2014 PIPE Notes	25	647
Total carrying value of convertible notes payable	$2,700	$647

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the consolidated balance sheets.

2014 PIPE Notes

Between July and September 2014, the Company entered into note purchase agreements (the “2014 PIPE Note” or “2014 PIPE Notes”) related to its private placement offering (the “2014 private placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five year senior secured convertible 2014 PIPE Notes in the aggregate principal amount of $4,750,000 that were convertible into 678,568 shares of our common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 PIPE Notes bear interest at a rate of 8.00% per annum and interest is paid quarterly in arrears.

In September 2019, the Company extended the maturity date of one holder of a 2014 PIPE Note for one year, with interest being paid under the original terms of 8.00% per annum and interest paid quarterly in arrears. All other 2014 PIPE Notes have been settled. At December 31, 2019 and 2018, the remaining principal balance of the 2014 PIPE Notes was $25,000 and $750,000, respectively. The remaining 2014 PIPE Note of $25,000 was paid in September 2020.

In October 2018, the Company entered into an a stockholder approved agreement with Mr. Grover to exchange all amounts owed under the 2014 PIPE Note held by him in the principal amount of $4,000,000 for (i) 747,664 shares of the Company’s common stock at a conversion price of $5.35 per share and (ii) a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. Upon the closing, the Company issued Ascendant Alternative Strategies, LLC (or its designees), which acted as the Company’s advisor in connection with a debt exchange transaction, 30,000 shares of common stock in accordance with an advisory agreement and four-year warrants to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and four-year warrants to purchase 70,000 shares of common stock at an exercise price of $4.75 per share.

The Company considered the guidance of ASC 470-20, Debt: Debt with Conversion and Other Options and ASC 470-60, Debt: Debt Troubled Debt Restructuring by Debtors and concluded that the 2014 PIPE Note held by Mr. Grover should be recognized as a debt modification for an induced conversion of convertible debt under the guidance of ASC 470-20. The Company recognized all remaining unamortized discounts of approximately $679,000 immediately subsequent to the transaction date as interest expense. The fair value of the warrants and additional shares issued were recorded as a loss on induced debt conversion on the consolidated statement of operations in the amount of $4,706,000 during the year ended December 31, 2018, with the corresponding entry recorded to equity.

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 PIPE Notes. The unamortized debt discounts recognized with the debt exchange was approximately $679,000. The Company recorded approximately $94,000 and $795,000, respectively, of amortization of the debt discounts during the years ended December 31, 2019 and 2018. At December 31, 2018, the remaining balance of the debt discounts was approximately $94,000. At December 31, 2019, the debt discounts relating to the 2014 PIPE Notes were fully amortized.

In 2014, the Company paid approximately $490,000 in expenses including placement agent fees relating to issuance costs with the 2014 private placement. The unamortized issuance costs recognized with the debt exchange was approximately $63,000. The issuance costs were amortized to interest expense over the term of the 2014 PIPE Notes. The Company recorded approximately $10,000 and $82,000 of amortization of the issuance costs during the years ended December 31, 2019 and 2018, respectively. At December 31, 2018, the remaining balance of the issuance costs was approximately $10,000. At December 31, 2019, all issuance costs relating to the 2014 private placement and debt exchange were fully amortized.

2015 PIPE Notes

Between October and November 2015, the Company entered into note purchase agreements (the “2015 PIPE Note” or “2015 PIPE Notes”) related to its private placement offering (the “2015 private placement”) with three accredited investors pursuant to which the Company raised cash proceeds of $3,188,000 in the offering and converted $4,000,000 of debt from the Company’s private placement in January 2015 to this offering in consideration of the sale of aggregate units consisting of three-year senior secured convertible 2015 PIPE Notes in the aggregate principal amount of $7,188,000, convertible into 1,026,784 shares of common stock at a conversion price of $7.00 per share, subject to adjustment as provided therein; and five-year warrants exercisable to purchase 479,166 shares of the Company’s common stock at a price of $9.00 per share. The 2015 PIPE Notes paid interest at a rate of 8.00% per annum and interest was paid quarterly in arrears with all principal and unpaid interest due at maturity on October 12, 2018.

In October 2018, Mr. Grover exercised his right to convert all amounts owed under the 2015 PIPE Note in the principal amount of $3,000,000 into 428,571 shares of common stock at a conversion rate of $7.00 per share. At December 31, 2018, the 2015 PIPE Notes were fully converted, and no principal remained outstanding.

During 2017, in connection with the 2017 private placement three investors from the 2015 private placement converted their 2015 PIPE Notes in the aggregate amount of $4,200,000 including principal and accrued interest thereon into new convertible notes for an equal principal amount in the 2017 private placement as discussed below. The Company accounted for the conversion of the notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50.

The Company recorded issuance debt discounts associated with the 2015 PIPE Notes of $309,000 related to the beneficial conversion feature and the detachable warrants. The beneficial conversion feature discount and the detachable warrants discount were amortized to interest expense over the term of the 2015 PIPE Notes. The Company recorded approximately $36,000 of the debt discounts amortization during the year ended December 31, 2018 and was recorded as interest expense. At December 31, 2018, the debt discounts related to the 2015 PIPE Notes were fully amortized.

The Company paid $786,000 in expenses including placement agent fees relating to issuance costs with the 2015 private placement. The issuance costs were amortized to interest expense over the term of the 2015 PIPE Notes. The Company recorded approximately $92,000 of the amortization of issuance costs during the year ended December 31, 2018. At December 31, 2018, all issuance costs relating to the 2015 PIPE Notes were fully amortized.

In addition, the Company issued warrants to the placement agent in connection with the 2015 PIPE Notes which were valued at approximately $384,000. These warrants were not protected against down-round financing and accordingly, were classified as equity instruments and the corresponding deferred issuance costs were amortized to interest expense over the term of the 2015 PIPE Notes. At December 31, 2018, the Company recorded approximately $45,000 of amortization relating to the issuance costs from the warrants. At December 31, 2018, the issuance costs related to the warrants were fully amortized.

2017 PIPE Notes

Between July and August 2017, the Company entered into note purchase agreements (the “2017 PIPE Note” or “2017 PIPE Notes”) related to its private placement offering (“2017 private placement”) with accredited investors pursuant to which the Company raised aggregate gross cash proceeds of approximately $3,054,000 in the offering and converted $4,200,000 of debt from the 2015 PIPE Notes for an aggregate principal amount of approximately $7,254,000. The Company's used the proceeds from the 2017 private placement for working capital purposes.

In March 2018, the Company completed the Series B offering pursuant to which the Company sold 381,173 shares of Series B convertible preferred stock and received aggregate gross proceeds of $3,621,000, which triggered the automatic conversion of the 2017 PIPE Notes to common stock. The 2017 PIPE Notes consisted of three-year senior secured convertible notes in the aggregate principal amount of approximately $7,254,000, which converted into 1,577,033 shares of common stock at a conversion price of $4.60 per share, and three-year warrants exercisable to purchase 970,581 shares of the Company’s common stock at a price per share of $5.56 (the “2017 Warrants”). The 2017 Warrants were not impacted by the automatic conversion of the 2017 PIPE Notes.

As a result of the Company completing a preferred stock transaction with aggregate gross proceeds of more than $3,000,000 for the purpose of raising capital, the 2017 PIPE Notes automatically converted to common stock prior to the maturity date.

The Company accounted for the automatic conversion of the 2017 PIPE Notes as an extinguishment in accordance with ASC 470-20 and ASC 470-50, and as such the related debt discounts, issuance costs and bifurcated embedded conversion feature were adjusted as part of accounting for the conversion. The Company recorded a non-cash extinguishment loss on debt of $1,082,000 during the year ended December 31, 2018 as a result of the conversion of the 2017 PIPE Notes. This loss represents the difference between the carrying value of the 2017 PIPE Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued was based on the stock price on the date of the conversion.

At December 31, 2018, the 2017 PIPE Notes were fully converted, and no principal remained outstanding. The 2017 PIPE Notes would have matured in July 2020 and bore interest at a rate of 8.00% per annum. For twelve months following the closing, the investors in the 2017 private placement had the right to participate in any future equity financings, subject to certain conditions.

The Company recorded debt discounts associated with the 2017 PIPE Notes of $330,000 related to the bifurcated embedded conversion feature. The embedded conversion feature was amortized to interest expense over the term of the 2017 PIPE Notes. During the year ended December 31, 2018, the Company recorded approximately $28,000 of amortization related to the debt discount cost.

The Company paid $1,922,000 in expenses including placement agent fees relating to the issuance costs with the 2017 private placement. The issuance costs were being amortized to interest expense over the term of the 2017 PIPE Notes. During the year ended December 31, 2018, the Company recorded approximately $136,000 of amortization related to the warrant issuance cost.

The Company issued the placement agent a three-year warrant to purchase 179,131 shares of the Company’s common stock at an exercise price of $5.56 per share and 22,680 shares of the Company’s common stock. The issuance costs were amortized to interest expense over the term of the 2017 PIPE Notes. During the year ended December 31, 2018, the Company recorded approximately $53,000 of amortization related to the issuance costs.

2019 PIPE Notes

Between February and July 2019, the Company closed five tranches related to the 2019 private placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company entered into subscription agreements with thirty-one accredited investors, that had a substantial pre-existing relationship with the Company, pursuant to which the Company received aggregate gross proceeds of $3,090,000 and issued 2019 PIPE Notes in the aggregate principal amount of $3,090,000 and an aggregate of 61,800 shares of common stock. The placement agent received 15,450 shares of common stock for the closed tranches. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of 6.00% per annum which is paid quarterly, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reclassification of the common stock. The 2019 PIPE Notes are secured by all equity in KII. (See Note 14)

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $671,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount will be amortized to interest expense over the term of the 2019 PIPE Notes. During the year ended December 30, 2019, the Company recorded approximately $256,000 of amortization related to the debt discounts.

Debt Maturities

The following summarizes the maturities of notes payable and line of credit (See Note 6) and convertible notes payable (in thousands):

Years ending December 31,
2020	$7,227
2021	1,454
2022	4,365
2023	325
2024	532
Thereafter	3,431
Total	$17,334

In February 2021, the two March 2019 promissory notes totaling $2,000,000 which bear interest at a rate of 8.00% per annum and matured in March 2021, were extended by way of an amendment to the notes (the “8% Note Amendment”) to extend the maturity date to March 2022 which is reflected in the table above. In addition, the Company agreed to increase the interest rate to 16% per annum. As of the date of this filing, the Company is in default of the terms of settlement set forth in the 8% Note Amendment.

Between February and March 2021, the 2019 6% Notes totaling $1,190,000 that were maturing in February and March 2021 were extended by way of an amendment to the convertible notes (the “6% Note Amendments”), whereby the Company agreed to make certain principal payments as agreed upon within the amendment, extending the maturity dates between February 2022 and March 2022 which is reflected in the table above. In addition, the Company agreed to increase the interest rate between 12% and 16% per annum. As of the date of this filing, the Company is in default of the terms of settlement set forth in the 6% Note Amendments.

Note 8. Derivative Financial Instruments

Warrants

Between August and October of 2018, the Company issued 630,526 three-year warrants to investors in the 2018 private placement. The exercise price of the warrants is protected against down-round financing throughout the term of the warrant. Pursuant to ASC Topic 815, the fair value of the warrants of approximately $1,689,000 was recorded as a derivative liability on the issuance dates.  The estimated fair values of the warrants were computed at issuance using a Monte Carlo pricing model. The Company adopted ASU No. 2017-11 effective January 1, 2019 and determined that it’s 2018 warrants were to no longer be classified as a derivative, as a result of the adoption and subsequent change in classification of the 2018 warrants, the Company reclassed approximately $1,494,000 of warrant derivative liability to equity.

In January 2018, the Company approved an amendment to its warrant agreements issued to the placement agent, pursuant to which warrants were issued to purchase 179,131 shares of the Company’s common stock as compensation associated with the Company’s 2017 private placement. The warrant amendment amended the transfer provisions of the warrants and removed the down-round price protection provision. As a result of this change in terms, the Company considered the guidance of ASC 815-40-35-8 in regard to the appropriate treatment related to the modification of these warrants that were initially classified as derivative liabilities. In accordance with the guidance, the warrants should now be classified as equity instruments.

The Company determined that the liability associated with the 2018 warrants should be remeasured and adjusted to fair value on the date of the modification with the offset to be recorded through earnings and then the fair value of the warrants should be reclassified to equity. The Company recorded the change in the fair value of the July 2017 warrants as of the date of modification to earnings. The fair value of the modified warrants at the date of modification, in the amount of $284,000 was reclassified from warrant derivative liability to additional paid in capital as a result of the change in classification of the warrants.

The estimated fair value of the outstanding warrant derivative liabilities was $1,542,000 and $9,216,000 at December 31, 2019 and 2018, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $5,502,000 and an increase of $4,645,000 for the years ended December 31, 2019 and 2018, respectively.

The estimated fair value of the warrants was computed at December 31, 2019 and 2018 using the Monte Carlo option pricing models, using the following assumptions:

	December 31,
	2019	2018
Stock price volatility	64.10	83.78% – 136.76%
Risk-free interest rates	1.59% – 1.60%	2.47% – 2.58%
Annual dividend yield	0	0
Expected life (in years)	0.58 – 0.96	0.58 – 2.76

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Embedded Conversion Derivatives

In March 2018, the Company completed the Series B offering and raised in excess of $3,000,000 of aggregate gross proceeds which triggered an automatic conversion of the 2017 PIPE Notes to common stock. As a result, the related embedded conversion option was extinguished with the 2017 PIPE Notes. The Company did not revalue the embedded conversion liability associated with the 2017 PIPE Notes as the change in the fair value was insignificant.

Note 9.   Fair Value of Financial Instruments

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,263	$–	$–	$1,263
Contingent acquisition debt, less current portion	7,348	–	–	7,348
Warrant derivative liability	1,542	–	–	1,542
Total derivative liabilities	$10,153	$–	$–	$10,153

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$795	$–	$–	$795
Contingent acquisition debt, less current portion	7,466	–	–	7,466
Warrant derivative liability	9,216	–	–	9,216
Total derivative liabilities	$17,477	$–	$–	$17,477

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s private placements measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2017	$3,365
Issuance	1,689
Adjustments to estimated fair value	4,645
Adjustment related to warrant exercises	(199)
Adjustment related to the modification of warrants (Note 10)	(284)
Balance at December 31, 2018	9,216
Issuance	399
Adjustments to estimated fair value	(5,502)
Adjustment related to warrant exercises	(1,077)
Adjustments related to the reclassification of warrants to equity	(1,494)
Balance at December 31, 2019	$1,542

The following table reflects the activity for the Company’s embedded conversion feature derivative liability associated with the 2017 PIPE Notes measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2017	$200
Adjustment related to the conversion of the 2017 PIPE Notes	(200)
Balance at December 31, 2019 and 2018	$–

The following table reflects the activity for the Company’s contingent acquisition debt measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2017	$14,404
Liabilities acquired	2,460
Liabilities settled	(165)
Adjustments to liabilities included in earnings	(6,600)
Adjustment to purchase price	(1,838)
Balance at December 31, 2018	8,261
Liabilities acquired	2,648
Liabilities settled	(460)
Adjustments to liabilities included in earnings	(1,838)
Balance at December 31, 2019	$8,611

The weighted-average discount rate used to determine the fair value of contingent acquisition debt was 18.42% at both December 31, 2019 and 2018.

During the year ended December 31, 2019 and 2018, the net adjustment to the fair value of the contingent acquisition debt was a decrease of approximately $1,838,000 and $6,600,000, respectively, and was included in the Company’s statement of operations in general and administrative expenses.

In 2018, the Company recorded a decrease to the contingent acquisition debt of $1,246,000 as a result of the removal of the debt associated with its 2016 acquisition of Nature's Pearl whereby the Company was no longer obligated under the related asset purchase agreement to make payments.

Note 10.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “common stock” and “preferred stock”.

At December 31, 2019, the total number of shares of stock which the Company has authority to issue was 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which (i) 161,135 shares was designated as Series A preferred stock (ii) 1,052,631 was designated as Series B preferred stock, (iii) 700,000 was designated as Series C preferred stock, and (iv) 650,000 was designated as Series D preferred stock.

The Company’s common stock is traded on the OTC Pink Market operated by OTC Markets under the symbol “YGYI”. From June 2017 until November 2020, the Company’s common stock was traded on Nasdaq Capital Market under the symbol “YGYI.” From June 2013 until June 2017, the Company’s common stock was traded on the OTCQX Marketplace operated by OTC Markets under the symbol “YGYI”. Previously, the common stock was quoted on the OTC Markets OTC Pink market system under the symbol “JCOF”.

The Company’s 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value is traded on OTC Pink market operated by OTC Markets Group under the symbol “YGYIP”.

Shelf Registration

In May 2018, the SEC declared the Company’s shelf registration statement on Form S-3 effective to register shares of the Company’s common stock for sale of up to $75,000,000 giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. The Company’s ability to sell securities registered on its registration statement on Form S-3 (the “Shelf”) was limited until such time the market value of its voting securities held by non-affiliates is $75 million or more. During the year ended December 31, 2019, the Company raised net proceeds under the Shelf in the aggregate of approximately $12,371,000 from the issuance of the Company’s preferred stock series D offering and the ATM noted below. During the year ended December 31, 2018, the Company did not use the Shelf. The Company is no longer eligible to use the Shelf.

Common Stock

At December 31, 2019 and 2018 there were 30,274,601 and 25,760,708 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Stock Offerings

2019 Share Purchase Agreements

In June 2019, the Company entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock at an offering price of $5.50 per share. The Company received gross proceeds of $1,375,000.

In February 2019, the Company entered into a purchase agreement with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The Company received gross proceeds of $1,750,000. Consulting fees to the placement agent for arranging the purchase agreement included the issuance of 5,000 shares of restricted shares of the Company’s common stock with a fair value of $7.00 per share, and three-year warrants to purchase 100,000 shares of common stock expiring in February 2022 priced at $10.00. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued to the selling agent to be $324,000 at the time of issuance as direct issuance costs and recorded in equity. No cash commissions were paid.

2019 Promissory Notes

In March 2019, the Company entered into a two-year secured promissory note with two accredited investors that the Company had a substantial pre-existing relationship with and from whom the Company raised cash proceeds in the aggregate of $2,000,000. The promissory notes are secured by all equity in KII. In consideration of the promissory notes, the Company issued 20,000 shares of common stock and five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00 for each $1,000,000 invested. The promissory notes pay interest at a rate of 8.00% per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The Company issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the Notes. The Company used the Black-Scholes option-pricing model to estimate the aggregate fair value of the warrants issued to be $138,000 at the time of issuance as direct issuance costs and recorded as a debt discount and is being amortized as expense over the life of the promissory notes. The aggregate fair value of the shares issued was based on the closing price of the Company’s common stock on the closing date was approximately $212,000 was recorded as a debt discount and is being amortized as expense over the life of the promissory notes.

2019 Private Placement - Convertible Notes

Between February and July 2019, the Company closed five tranches related to the 2019 January private placement debt offering, pursuant to which the Company offered the 2019 PIPE Notes, with each investor receiving in addition to a 2019 PIPE Notes, 2,000 shares of common stock for each $100,000 invested. The Company issued an aggregate of 61,800 shares of common stock as a result of the 2019 private placement. The placement agent received 15,450 shares of common stock for the closed tranches. The 2019 PIPE Notes are secured by all equity in KII. The aggregate fair value of the shares issued was based on the closing price of the Company’s common stock on the closing date was approximately $451,000 was recorded as a debt discount and is being amortized as expense over the life of the promissory notes. (See Note 14)

2018 Private Placement

Between August 2018 and October 2018, the Company completed its 2018 private placement and entered into securities purchase agreements with nine investors with whom the Company had a substantial pre-existing relationship pursuant to which the Company sold an aggregate of 630,526 shares of common stock at an offering price of $4.75 per share. In addition, the Company issued the investors an aggregate of 150,000 additional shares of common stock as an advisory fee and issued the investors three-year warrants to purchase an aggregate of 630,526 shares of common stock at an exercise price of $4.75 per share. The fair value of the warrants as issuance was approximately $1,689,000.

The Company adopted ASU No. 2017-11 effective January 1, 2019 and determined that the 2018 warrants were to no longer be classified as a derivative, as a result of the adoption and subsequent change in classification of the 2018 warrants, the Company reclassed approximately $1,494,000 of warrant derivative liability to equity. (See Note 8) At December 31, 2019 and 2018, 448,420 and 630,526 warrants, respectively, were outstanding.

The purchase agreement requires the Company to issue the investor additional shares of the Company’s common stock in the event that the average of the 15 lowest closing prices for the Company’s common stock during the period beginning on August 31, 2018 and ending on the date 90 days from the effective date of the registration statement (the “subsequent pricing period”) is less than $4.75 per share. The additional common shares to be issued are calculated as the difference between the common stock that would have been issued using the average price of such lowest 15 closing prices during the subsequent pricing period less shares of common stock already issued pursuant to the 2018 private placement. Notwithstanding the foregoing, in no event may the aggregate number of shares issued by the Company, including shares of common stock issued, shares of common stock underlying the warrants, the shares of common stock issued as advisory shares and true-up shares exceed 2.9% of the Company’s issued and outstanding common stock at August 31, 2018 for each $1,000,000 invested in the Company.

The true-up share feature was considered to be embedded in the specific common shares purchased by each investor, by way of the purchase agreement. As the economic characteristics and risks of the true-up share feature are clearly and closely related to the common stock host contract, the true-up share feature was not separately recognized in the private placement transaction.

The aggregate gross proceeds of approximately $2,995,000 from the aggregate closings of the 2018 private placement were first allocated to the investor warrants, with an aggregate initial fair value of approximately $1,689,000, with the residual amount allocated to the common stock issued in the offering, including the common stock issued to each investor as an advisory fee. The net cash proceeds to the Company from the 2018 private placement were approximately $2,962,000 after deducting advisory fees, closing and issuance costs.

2015 Convertible Note

In October 2018, Mr. Grover, an investor in the Company’s 2014 and 2015 private placements, exercised his right to convert all amounts owed under the note issued to him in the 2015 private placement in the principal amount of $3,000,000 which matured in October 2018, into 428,571 shares of common stock (at a conversion rate of $7.00 per share), in accordance with its stated terms. (See Note 7)

2014 Convertible Note – Debt Exchange

In October 2018, the Company entered into an agreement with Mr. Grover to exchange all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matured in July 2019, for 747,664 shares of the Company’s common stock, at a conversion price of $5.35 per share and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. The warrant to purchase 747,664 shares of common stock remained outstanding at both December 31, 2019 and 2018. The agreement was subject to shareholder approval which was received on December 5, 2018.

A FINRA broker dealer acted as the Company’s advisor in connection with the debt exchange. Upon the closing of the debt exchange, the Company subsequently received shareholder approval to issue the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. The warrants to purchase an aggregate 150,000 shares remained outstanding at both December 31, 2019 and 2018.

2018 Note Payable

In December 2018, CLR entered into a credit agreement with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note. In addition, CLR’s subsidiary Siles, as guarantor, executed a separate Guaranty Agreement (“Guaranty”). In connection with the credit agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share, pursuant to a warrant purchase agreement with Mr. Grover. The Company also entered into an advisory agreement with Ascendant, a third party not affiliated with Mr. Grover, in connection with the credit agreement, pursuant to which the Company agreed to pay to Ascendant a 3.00% fee on the transaction with Mr. Grover and issued to Ascendant a four-year warrant to purchase 50,000 shares of its common stock, exercisable at $6.33 per share.

2019 At-the-Market Equity Offering Program

In January 2019, the Company entered into the “ATM agreement with the Benchmark Company LLC (“Benchmark”) pursuant to which the Company may sell from time to time, at the Company’s option, shares of its common stock through Benchmark as sales agent, for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM agreement and the Company cannot provide any assurances that it will continue to issue any shares pursuant to the ATM agreement. During the year ended December 31, 2019, the Company sold 17,524 shares of common stock under the ATM agreement and received net proceeds of approximately $102,000. The Company paid the Benchmark 3.0% commission of the gross sales proceeds. The Company is not currently eligible to register the offer and sale of the Company’s securities using a registration statement on Form S-3 and therefore cannot make sales under the ATM agreement until such time that the Company once again becomes S-3 eligible.

Preferred Stock

Series A Preferred Stock

The Company has 161,135 shares of Series A preferred stock outstanding at December 31, 2019, and December 31, 2018 and accrued dividends of approximately $150,000 and $137,000, respectively. The holders of the Series A preferred stock are entitled to receive a cumulative dividend at a rate of 8.00% per year, payable annually either in cash or shares of the Company's common stock at the Company's election.  Each share of Series A preferred stock is convertible into common stock at a conversion rate of one-tenth of a share. The holders of Series A preferred stock are entitled to receive payments upon liquidation, dissolution or winding up of the Company before any amount is paid to the holders of common stock. The holders of Series A preferred stock have no voting rights, except as required by law.

Series B Preferred Stock

In March 2018, the Company completed the Series B offering, pursuant to which the Company sold 381,173 shares of Series B preferred stock at an offering price of $9.50 per share. Each share of Series B preferred stock is initially convertible at any time, in whole or in part, at the option of the holders, at a conversion price of $4.75 per share, into 2 shares of common stock and automatically converts into 2 shares of common stock on its two-year anniversary of issuance.

In connection with the Series B offering, the Company issued the placement agent 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $75,000 at the issuance date March 30, 2018. At December 31, 2019 and 2018, 6,098 warrants issued to the placement agent remain outstanding.

The Company received gross proceeds in aggregate of $3,621,000. The net proceeds to the Company from the Series B offering were $3,289,000 after deducting commissions, closing and issuance costs.

The Company has 129,332 and 129,437 shares of Series B preferred stock outstanding at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company received notice of conversion for 105 shares of Series B preferred stock which converted to 210 shares of common stock. During the year ended December 31, 2018, the Company received notice of conversion for 251,736 shares of Series B preferred stock which converted to 503,472 shares of common stock.

The shares of Series B preferred stock issued in the Series B offering were sold pursuant to the Company’s registration statement, which was declared effective on February 13, 2018. Upon the receipt of the proceeds of the Series B offering, the 2017 PIPE Notes in the principal amount of approximately $7,254,000 automatically converted into 1,577,033 shares of common stock.

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

Pursuant to the certificate of designation, the Company has agreed to pay cumulative dividends on the Series B preferred stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning June 30, 2018.

At December 31, 2019 and 2018, accrued dividends were approximately $15,000 and $11,000, respectively. During the years ended December 31, 2019 and 2018, a total of approximately $51,000 and $77,000, respectively, of dividends was paid to the holders of the Series B preferred stock. The Series B preferred stock ranks senior to the Company’s outstanding Series A preferred stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series B preferred stock have no voting rights.

Series C Preferred Stock

Between August and October 2018, the Company closed three tranches of its Series C offering, pursuant to which the Company sold 697,363 shares of Series C preferred stock at an offering price of $9.50 per share and agreed to issue two-year warrants to purchase up to 1,394,726 shares of the Company’s common stock at an exercise price of $4.75 per share to Series C preferred holders that voluntary convert their shares of Series C preferred stock to the Company’s common stock within two-years from the issuance date. Each share of Series C preferred stock was initially convertible at any time, in whole or in part, at the option of the holders, at an initial conversion price of $4.75 per share, into 2 shares of common stock and automatically converts into 2 shares of common stock on its two-year anniversary of issuance.

The Series C preferred stock was automatically redeemable at a price equal to its original purchase price plus all accrued but unpaid dividends in the event the average of the daily volume weighted average price of the Company’s common stock for the 30 days preceding the two-year anniversary date of issuance is less than $6.00 per share.  As redemption was outside of the Company’s control, the Series C preferred stock was classified in temporary equity at issuance. At December 31, 2018, all of the shares of Series C preferred stock were converted to common stock and the Company issued 1,394,726 warrants. At December 31, 2018, no shares of Series C preferred stock remained outstanding.

In connection with the Series C offering, the Company issued the placement agent 116,867 warrants as compensation, exercisable at $4.75 per share and expire in December 2020. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $458,000 at the issuance date in December 2018. At December 31, 2019 and 2018, 17,724 and 116,867, respectively, of warrants issued to the placement agent remained outstanding.

The Company received aggregate gross proceeds totaling approximately $6,625,000. The net proceeds to the Company from the Series C offering were approximately $6,236,000 after deducting commissions, closing and issuance costs.

The Company paid cumulative dividends on the Series C preferred stock from the date of original issue at a rate of 6.00% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning September 30, 2018. During the year ended December 31, 2018, approximately $51,000 of dividends was paid to the holders of the Series C preferred stock.

The contingent obligation to issue warrants was considered an outstanding equity-linked financial instrument and therefore was recognized as equity-classified warrants, initially measured at relative fair value of approximately $3,727,000, resulting in an initial discount to the carrying value of the Series C preferred stock.

Due to the reduction of allocated proceeds to the contingently issuable common stock warrants and Series C preferred stock, the effective conversion price of the Series C preferred stock was less than the Company’s common stock price on each commitment date, resulting in an aggregate beneficial conversion feature of approximately $3,276,000, which reduced the carrying value of the Series C preferred stock. Since the conversion option of the Series C preferred stock was immediately exercisable, the beneficial conversion feature was immediately accreted as a deemed dividend, resulting in an increase in the carrying value of the Series C preferred stock of approximately $3,276,000.

Series D Preferred Stock

In September and December 2019, the Company closed two tranches of its Series D offering (the “Series D Offering”), pursuant to which the Company issued and sold a total of 578,898 shares of its 9.75% Series D cumulative preferred stock at a weighted average price to the public of $24.05 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreements that the Company entered into with Benchmark, as representative of the several underwriters.  The 578,898 shares of Series D preferred stock that were sold included 43,500 shares sold pursuant to the overallotment option– that the Company granted to the underwriters. At December 31, 2019, 36,809 overallotment shares were unissued and available for purchase by the underwriters within 45 days from December 17, 2019. In January 2020 the Company issued an additional 11,375 shares of Series D preferred stock upon the partial exercise by the underwriters of the overallotment option granted to such underwriters. (See Note 14)

The Series D preferred stock was approved for listing on the Nasdaq Capital Market under the symbol “YGYIP,” and trading the Series D preferred stock on Nasdaq commenced on September 20, 2019.  The net proceeds to the Company from the Series D Offering were approximately $12,269,000 after deducting underwriting discounts and commissions and expenses which were paid by the Company.

At December 31, 2019, a total of 650,000 shares of the preferred stock was designated as Series D preferred stock. At December 31, 2019, the Company has available for issuance an additional 71,102 shares of Series D preferred stock. The Series D preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The holders of the Series D preferred stock are entitled to cumulative dividends from the first day of the calendar month in which the Series D preferred stock is issued and payable on the fifteenth day of each calendar month, when, as and if declared by the Company's board of directors. The Company’s board of directors has declared an annual cash dividend of $2.4375 per share, or a monthly dividend of $0.203125 per share, on the Series D preferred stock. During the year ended December 31, 2019, the Company paid $203,000 in cash dividends to holders of Series D preferred stock. At December 31, 2019, accrued dividends payable to holders of record at December 31, 2019 were approximately $118,000, which were paid in January 2020.

Upon liquidation, dissolution or winding up of the Company, each holder of Series D preferred stock would be entitled to receive a distribution, to be paid in an amount equal to $25.00 per share held by the holders of Series D preferred stock, plus all accrued and unpaid dividends in preference to any distribution or payments made or any asset distributed to the holders of common stock, the Series A preferred stock, the Series B preferred stock, the Series C preferred stock or any other class or series of stock ranking junior to the Series D preferred stock.

The Series D preferred stock is not redeemable by the Company prior to September 23, 2022, except upon a change of control (as defined in the certificate of designations). On and after such date, the Company may, at its option, redeem the Series D preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a change of control, the Company may, at its option, redeem the Series D preferred stock, in whole or in part, within 120 days after the first date on which such change of control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Holders of the Series D preferred stock generally have no voting rights. The Company has 578,898 shares of Series D preferred stock outstanding at December 31, 2019.

Advisory Agreements

The Company records the fair value of common stock issued in conjunction with advisory service agreements based on the closing stock price of the Company’s common stock on the measurement date. The fair value of the stock issued was recorded through equity and prepaid advisory fees included in prepaid expenses and other current assets on the Company’s consolidated balance sheets and amortized over the life of the service agreement. The stock issuance expense associated with the amortization of advisory fees was recorded as stock issuance expense and was included in general and administrative expense on the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018.

Capital Market Solutions, LLC

In July 2018, the Company entered into an agreement with Capital Market Solutions, LLC (“Capital Market”), pursuant to which Capital Market agreed to provide investor relations services for a period of 18 months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period. In addition, the Company agreed to pay a cash base fee of $300,000 of which $50,000 was paid in August 2018 and the remaining balance was to be paid monthly in the amount of $25,000. The Company subsequently extended the term of the Capital Market agreement for an additional 24 months through December 31, 2021. The Company also issued an additional 100,000 shares of restricted common stock to Capital Market in advance of the service period and paid $125,000 for additional fees. The fair value of the shares issued was approximately $1,226,000.

In January 2019, the Capital Market agreement was amended pursuant to which the aggregate base fee increased to $525,000 and the Company issued an additional 75,000 of restricted common stock, with a fair value of $417,000. In addition, the Company issued to Capital Market a four-year warrant to purchase 925,000 shares of the Company’s common stock at $6.00 per share, vesting 50% at issuance, 25% vesting in January 2020 and 25% vesting in January 2021.

During the years ended December 31, 2019 and 2018, the Company recorded expense of $100,000 and $425,000, respectively, in connection with the base fee. During the years ended December 31, 2019 and 2018, the Company recorded expense of approximately $514,000 and $102,000, respectively, in connection with amortization of the stock issuance expense. During the year ended December 31, 2019, the Company recorded expense of approximately $2,466,000 in connection with amortization of equity issuance expense related to fair value of the vested portion of the warrant.

Corinthian Partners, LLC

In August 2019, the Company issued 600 shares of restricted common stock to Corinthian Partners, LLC, the initial placement agent for the issuance of the 2018 warrants which represented 10% of the shares issued to certain investors. The fair value of the shares issued of approximately $3,000 was fully expensed in 2019.

Greentree Financial Group, Inc.

In March 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of 21 months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $311,000. During the years ended December 31, 2019 and 2018, the Company recorded expense of approximately $178,000 and $133,000, respectively, in connection with amortization of the stock issuance.

I-Bankers Securities Incorporated

In April 2019, the Company entered into an agreement with I-Bankers Securities Incorporated (“I-Bankers”), pursuant to which I-Bankers agreed to provide financial advisory services for a period of twelve months in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period.  The fair value of the shares issued was approximately $571,000. During the year ended December 31, 2019, the Company recorded expense of approximately $428,000 in connection with amortization of the stock issuance expense. In addition, the Company agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with the Company in accordance with the agreement. During the year ended December 31, 2019, the Company did not engage in any financing activity with I-Bankers.

Ignition Capital, LLC

In April 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of 21 months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $208,000. During the years ended December 31, 2019 and 2018, the Company recorded expense of approximately $119,000 and $89,000, respectively, in connection with amortization of the stock issuance.

In March 2019, the Ignition agreement was amended to provide additional compensation of 55,000 shares of the Company’s common stock for advisory fees and additionally 5,000 shares of the Company’s common stock were issued in conjunction with one of the Company’s equity transactions. Under the amended Ignition agreement, the Company also issued a warrant convertible upon exercise of 100,000 shares of the Company’s common stock exercisable at $10.00 per share for a period of three years for services provided by Ignition at the amendment date. The fair value of the shares issued was approximately $384,000 and the fair value of the warrant issued was approximately $414,000 and was fully expensed as equity issuance cost and recorded as equity in 2019.

ProActive Capital Resources Group, LLC

The Company entered into an agreement with ProActive Capital Resources Group, LLC (“PCG”) in 2015 pursuant to which PCG agreed to provide investor relations services in exchange for fees paid in cash of $6,000 per month and 5,000 shares of restricted common stock to be issued upon successfully meeting certain criteria in accordance with the agreement. The Company issued in the aggregate 30,000 shares of restricted common stock in connection with the PCG agreement which ended in August 2018.

During the year ended December 31, 2018, the Company issued 15,000 shares of restricted common stock under this agreement and recorded equity issuance expense in general and administrative expenses in the Company’s consolidated statement of operations of approximately $31,000 in connection with amortization of the stock issuance.

The Benchmark Company, LLC

In August 2019, the board of directors approved the issuance of 20,000 shares of restricted common stock to Benchmark for investment banking services provided to the Company. The fair value of shares issued was approximately $91,000 and was fully expensed in 2019.

Warrants

At December 31, 2019 and 2018, warrants to purchase 6,238,182 and 5,876,980 shares, respectively, of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. At December 31, 2019, 6,006,932 warrants are exercisable and expire at various dates through March 2024 and have a weighted average remaining term of approximately 1.8 years, a weighted average exercise price of $4.65, and are included in the table below at December 31, 2019.

The Company uses a combination of option-pricing models to estimate the fair value of the warrants including the Monte Carlo, Lattice and Black-Scholes.

A summary of the warrant activity is presented in the following table:

Balance at December 31, 2017	2,710,066
Issued	3,511,815
Expired / cancelled	(120,606)
Exercised	(224,295)
Balance at December 31, 2018	5,876,980
Issued	1,415,000
Expired / cancelled	–
Exercised	(1,053,798)
Balance at December 31, 2019	6,238,182

Warrant Modification – loss on modification of warrants

In July 2019, Mr. Grover, a beneficial owner of in excess of five percent of the Company’s outstanding common shares, acquired 600,242 shares of common stock, upon the partial exercise at $4.60 per share of a 2014 Warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received approximately $2,761,000 from Mr. Grover and issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee (“Inducement Shares”) and agreed to extend the expiration date of the remaining unexercised 2014 Warrant held by him to December 15, 2020 with respect to 182,366 shares of common stock, in addition the warrant exercise price was adjusted to $4.75. The 2014 Warrant was classified as a liability.

Between July and August 2019, two investors from the Company’s 2014 private placement acquired 34,238 shares in the aggregate of the Company’s common stock upon exercise of their 2014 Warrants. The investors used the proceeds from their 2014 Note in the amount of $100,000 and $75,000 which was payable on July 31, 2019 and August 14, 2019, respectively, by the Company and applied this amount to the exercise of the warrants. In connection with the exercise, the Company paid to the investor’s the remaining balance due on their respective 2014 Note including interest in the aggregate of approximately $19,000, In addition, as an inducement to exercise the 2014 Warrant an additional 2,500 Inducement Shares was issued to one of the investors. The Company recorded in the aggregate approximately $161,000 related to the noncash portion of the warrant exercises. The 2014 Warrant was classified as a liability.

In August 2019, one investor from the Company’s 2014 private placement acquired 48,913 shares of the Company’s common stock upon exercise of their 2014 Warrant. In connection with the exercise, the Company received approximately $225,000 and issued as an inducement to exercise the 2014 Warrant issued an additional 5,750 Inducement Shares. The 2014 Warrant was classified as a liability. The Company also agreed to amend a warrant issued to the placement agent for the 2014 private placement to purchase 44,107 shares of common stock at $7.00 per share, and a warrant issued to purchase 60,407 shares of common stock at $4.60 per share of common stock, both of which were to expire on September 10, 2019 (collectively, the “placement agent warrants”), to extend the expiration date of the placement agent warrants to December 15, 2020 for assistance in connection with the above transaction with Mr. Grover. The placement agent warrants were classified as equity.

In August 2019, one investor from the Company’s Series C offering acquired 63,156 shares of common stock of the Company, upon the exercise at $4.75 per share of a preferred warrant to purchase 63,156 shares of common stock held by them. In connection with such exercise, the Company received approximately $300,000 from the investor, issued to the investor 6,000 Inducement Shares. The preferred warrant was classified as equity.

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

These modifications result in the recognition of incremental fair value. Incremental fair value is equal to the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before it was modified. Based on the above guidance, the incremental fair value of the warrants was recognized immediately, as a non-operating expense, since the warrants were not subject to vesting conditions.

The fair value of the placement agent warrants was estimated in July 2019 using a Black-Scholes option pricing model both before and after modification. The increase in fair value was recognized as a debit to loss on modification of warrants expense and a credit to additional paid-in capital. The fair value of the inducement shares issued with the preferred warrant was calculated as the number of shares issued times the per share price of the Company’s common stock on the exercise date in August 2019. The recorded a loss on modification of warrants of approximately $876,000 related to the above warrant modifications. The Company concluded that the 2014 Warrant held by Mr. Grover would continue to be treated as a liability

Stock-based Compensation

The Company’s 2012 Stock Option Plan, as amended (the “2012 Stock Plan”), authorizes the granting of awards for up to 9,000,000 shares of common stock. In February 2019, the Company’s board of directors received consent of the Company’s majority stockholders to further amend the 2012 Stock Plan to increase the number of shares of the Company’s common stock that may be delivered pursuant to awards granted during the life of the 2012 Stock Plan from 4,000,000 to 9,000,000 shares authorized.

The purpose of the 2012 Stock Plan is to promote the long-term growth and profitability of the Company by (i) providing key people and consultants with incentives to improve stockholder value and to contribute to the growth and financial success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The 2012 Stock Plan allows for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; and (e) other stock-based and cash-based awards to eligible individuals qualifying under Section 422 of the IRC, in any combination. At December 31, 2019, the Company had 3,753,656 shares of common stock remaining available for future issuance under the 2012 Stock Plan.

Stock-based compensation expense related to stock options and restricted stock units included in the consolidated statements of operations was charged as follows (in thousands):

	Years Ended December 31,
	2019	2018
Cost of revenues	$95	$20
Sales and marketing	594	117
General and administrative	12,008	1,316
Total stock-based compensation	$12,697	$1,453

Stock Options

During the year-ended December 31, 2019, the Company issued 2,340,000 10-year incentive stock options to certain employees and executive officers. The options vest immediately with an exercise price between $5.56 and $7.47.

During the year-ended December 31, 2019, the Company issued 387,586 10-year non-qualified stock options to its nonemployee board members other nonemployee service providers. The options vest immediately with an exercise price between $3.60 and $5.60.

During the year-ended December 31, 2018, the Company issued 537,500 10-year incentive stock options to certain employees and executive officers. The options vest monthly over 36 months with an exercise price of $3.92.

During the year-ended December 31, 2018, the Company issued 356,795 10-year non-qualified stock options to its nonemployee board members other nonemployee service providers. The options vest immediately with an exercise price between $3.92 and $4.80.

A summary of stock option activity is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2017	1,584,523	$4.76	6.2	$126
Issued	894,295	4.02
Canceled/expired	(73,303)	5.81
Exercised	(11,136)	3.80		33
Outstanding December 31, 2018	2,394,379	4.45	6.9	3,049
Issued	2,727,586	6.51
Canceled / expired	(373,945)	5.00
Exercised	(110,378)	4.23		252
Outstanding December 31, 2019	4,637,642	$5.63	7.8	–
Exercisable December 31, 2019	4,145,382	$5.75		–

The weighted-average fair value per share of the granted options for the years ended December 31, 2019 and 2018 was approximately $4.18 and $2.39, respectively.

At December 31, 2019, there was approximately $1,294,000 of total unrecognized compensation expense related to unvested stock options granted under the 2012 Stock Plan. The expense is expected to be recognized over a weighted-average period of 1.9 years.

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

The following assumptions were used in the Black-Scholes model to calculate the compensation cost of stock options:

Years Ended December 31,
	2019	2018
Dividend yield	–	–
Stock price volatility	77% - 101%	67% - 75%
Risk-free interest rate	1.47% - 2.6%	2.73% - 2.85%
Expected life of options (in years)	1.5 - 6.5	3.0 - 6.0

Restricted Stock Units

In August 2019, the Company issued 50,000 restricted stock units to one of its consultants. Vesting occurs monthly over a three-year period with the first vesting period commencing one month from the grant date. The fair value of the restricted stock units issued to the consultant was based on the grant date closing stock price of $4.55 and is recognized as stock-based compensation expense over the vesting term of the award. As of December 31, 2019, 5,556 restricted stock units vested from the August 2019 issuance.

In August 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. The fair value of each restricted stock unit issued to employees was based on the closing price on the grant date of $4.53 and restricted stock units issued to consultants were revalued with the closing stock price at each change in financial period. As of December 31, 2019 and 2018, there were no restricted stock units vested from the August 2017 issuance.

The Company adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for non-employee grants was based on the closing price of our common stock of $5.72 on December 31, 2018, which was the last business day before we adopted ASU 2018-07.

A summary of restricted stock unit activity is presented in the following table:

Number of Shares
Balance at December 31, 2017	500,000
Issued	–
Canceled	(25,000)
Balance at December 31, 2018	475,000
Issued	50,000
Canceled	(67,500)
Vested	(5,556)
Balance at December 31, 2019	451,944

During the year ended December 31, 2019, the Company recognized approximately $289,000 stock-based compensation expense. At December 31, 2019, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,340,000, which will be recognized over a weighted average period of 3.6 years. As of December 31, 2019 and 2018, there were no restricted stock units vested.

Note 11. Commitments and Contingencies

Credit Risk

The Company maintains cash balances at various financial institutions primarily located in the U.S. Accounts held at the U.S. institutions are secured, up to certain limits, by the Federal Deposit Insurance Corporation. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. There is credit risk related to the Company’s ability to collect on its accounts receivables from its major customers. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalent balances and accounts receivables.

Litigation

The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which the Company is, or may be party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. At December 31, 2019, the Company believes that existing litigation has no merit and it is not likely that the Company would incur any losses with respect to litigation.

Vendor Concentration

For the year ended December 31, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Michael Schaeffer, LLC, that individually comprised more than 10% of total segment purchases and in aggregate approximated 41% of total segment purchases. For the year ended December 31, 2018, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Purity Supplements, that individually comprised more than 10% of total segment purchases and in aggregate approximated 41% of total segment purchases.

For the year ended December 31, 2019, the commercial coffee segment primarily made purchases of processed green coffee beans from four vendors, INTL FC Stone Merchant Services, Rothfos Corporation, Sixto Packaging and the Serengeti Trading Co., that individually comprised more than 10% of total segment purchases and in aggregate approximated 73% of our total segment purchases. For the year ended December 31, 2018, the commercial coffee segment made purchases of processed green coffee beans from two vendors, H&H and Rothfos Corporation, which individually comprised more than 10% of total segment purchases and in aggregate approximated 83% of total segment purchases.

For the year ended December 31, 2019, the Company’s commercial hemp segment made purchases from two vendors, BioProcessing Corp. Ltd. and Xtraction Services, Inc., that individually comprised more than 10% of total segment purchases and in aggregate approximated 47% of total segment purchases.

Customer Concentration

For the year ended December 31, 2019, the Company’s commercial coffee segment had three customers, H&H Export, Carnival Cruise Lines, Inc. and Topco Associates, LLC, that individually comprised more than 10% of segment revenue and in aggregate approximated 54% of total segment revenue. For the year ended December 31, 2018, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation, that individually comprised more than 10% of segment revenue and in aggregate approximated 52% of total segment revenue.

At December 31, 2019 and 2018, CLR's accounts receivable balance for customer related revenue by H&H Export were approximately $8,707,000 and $673,000, respectively, of which the full amount was past due at December 31, 2019. As a result, the Company has reserved $7,871,000 as bad debt related to this accounts receivable which is net of collections through December 31, 2020.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates.  The contracts have minimum future purchase commitments of approximately $4,219,000 at December 31, 2019, which are to be delivered in 2020.  The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product.  The Company has not incurred fees however fees can average approximately $0.01 per pound for every month of delay.

For the year ended December 31, 2019, the Company’s commercial hemp segment had three customers, Air Spec, Inc., BioProcessing Corp. Ltd., and Vash Holding, LLC that individually comprised more than 10% of revenue and in aggregate approximated 72% of total revenue generated by the commercial hemp segment.

Note 12. Income Taxes

The income tax provision contains the following components (in thousands):

	December 31,
	2019	2018
Current:
Federal	$(66)	$(146)
State	(59)	292
Foreign	59	132
Total current	(66)	278
Deferred:
Federal	75	239
State	–	(112)
Foreign	–	11
Total deferred	75	138
Income tax provision	$9	$416

During the years ended December 31, 2019 and 2018, the loss before income taxes related to international operations was $699,000 and $258,000, respectively.

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	December 31,
	2019	2018

Federal tax provision at statutory rates	21.00%	21.00%
State taxes, net of federal benefit	4.11%	(2.52)%
Warrant modification and debt discount	1.97%	(6.05)%
Effect of permanent differences and other adjustments	(0.22)%	(0.60)%
Stock compensation	(4.53)%	(0.37)%
Decrease in valuation allowance	(22.15)%	(7.32)%
Tax rate change	0.03%	(0.87)%
Loss on debt modification	(0.35)%	(6.12)%
AMT Refund credit	0.13%	0.73%
Provision for income taxes	(0.01)%	(2.12)%

The material items increasing or decreasing the effective tax rate include the removal of the change in the fair value of the warrant liability, accounting for state income taxes, the disallowance of the stock compensation expense associated with Income Stock Options, and the change in the valuation allowance associated with the increase in deferred tax assets that are not "more likely than not" to be realized in future years.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences (in thousands):

	December 31,
	2019	2018
Income tax benefit at federal statutory rate	$(10,916)	$(4,171)
Adjustments for tax effects of:
Foreign rate differential	–	74
State taxes, net	(2,134)	540
Warrant modification and debt discount	(1,025)	-
Stock-based compensation	2,356	122
Other nondeductible items	53	40
Deferred tax asset adjustment	-	1,202
Change in valuation allowance	11,513	1,411
Loss on debt modification	184	1,216
AMT tax refund	(66)	(146)
Tax rate change	(17)	173
Other	61	(45)
Income tax provision	$9	$416

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry-forward	$8,203	$6,150
Amortizable assets	4,229	548
Inventory	1,337	884
Accruals and reserves	2,249	34
Stock-based compensation	595	312
Credit carry-forward	73	148
Disallowed interest expense	1,886	–
Operating lease liability	2,092	–
Charitable contributions	132	104
Warrants	772	–
Total deferred tax asset	21,568	8,180
Deferred tax liabilities:
Prepaids	(428)	(540)
Depreciable assets	(95)	(148)
Right-of-use	(2,091)	-
Debt discount - Warrants	(22)	-
Total deferred tax liability	(2,636)	(688)
Deferred tax	18,932	7,492
Less valuation allowance	(18,857)	(7,344)
Net deferred tax asset	$75	$148

The Company has determined through consideration of all positive and negative evidence that the U.S. deferred tax assets are not more likely than not to be realized. The Company records a valuation allowance in the U.S. Federal tax jurisdiction for the year ended December 31, 2019 to all deferred tax assets and liabilities. The TCJA enacted in December 2017 repealed the corporate AMT for tax years beginning on or after January 1, 2018 and provides for existing AMT tax credit carryovers to be refunded beginning in 2018. The Company has approximately $75,000 in refundable credits, and it expects that a substantial portion will be refunded between 2020 and 2021. As such, the Company does not have a valuation allowance relating to the refundable AMT credit carryforward. A valuation allowance remains on the U.S. state and foreign tax attributes that are likely to expire before realization. The change in valuation allowance increased $11,513,000 and $1,411,000 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had approximately $13,727,000 in federal net operating loss carryforwards, which does not expire and is limited to 80% of federal taxable income when utilized, $12,636,000 in federal net operating loss carryforwards which begin to expire in 2029, and $45,222,000 in net operating loss carryforwards from various states. The Company had $2,965,000 in net operating losses in foreign jurisdictions.

Pursuant to IRC Section 382, use of net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize the net operating loss and credit carryforwards remaining at an ownership change date. The Company has not completed a Section 382 study.

As a general rule, the Company’s tax returns for fiscal years after 2016 currently remain subject to examinations by appropriate tax authorities. None of the Company's tax returns are under examination at this time.

There was no uncertain tax position related to federal, state and foreign reporting at December 31, 2019 or 2018.

Note 13.  Segment and Geographical Information

The Company operates in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses, and the commercial hemp segment manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

The Company’s segments reflect the manner in which the business is managed and how the Company allocates resources and assesses performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker evaluates segment performance primarily based on revenue and segment operating income (loss). The principal measures and factors the Company considered in determining the number of reportable segments were revenue, gross margin percentage, sales channel, customer type and competitive risks.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation.

The following tables present selected financial information for each segment (in thousands):

	Years Ended
	December 31,
	2019	2018
Revenues
Direct selling	$127,011	$138,855
Commercial coffee	19,544	23,590
Commercial hemp	887	-
Total revenues	$147,442	$162,445
Gross profit (loss)
Direct selling	$86,160	$94,910
Commercial coffee	8,208	122
Commercial hemp	(408)	-
Total gross profit	$93,960	$95,032
Operating loss
Direct selling	$(19,830)	$1,733
Commercial coffee	(13,934)	(4,370)
Commercial hemp	(20,023)	-
Total operating loss	$(53,787)	$(2,637)
Net loss
Direct selling	$(20,665)	$(3,328)
Commercial coffee	(11,238)	(16,742)
Commercial hemp	(20,085)	-
Total net loss	$(51,988)	$(20,070)
Capital expenditures
Direct selling	$983	$356
Commercial coffee	3,683	2,866
Commercial hemp	5,739	-
Total capital expenditures	$10,405	$3,222

	December 31,
	2019	2018
Total assets
Direct selling	$43,221	$38,947
Commercial coffee	34,348	37,026
Commercial hemp	12,122	-
Total assets	$89,691	$75,973

Total net property and equipment assets located outside the U.S. were approximately $7,787,000 and $6,217,000 at December 31, 2019 and 2018, respectively.

The Company conducts its operations primarily in the U.S. For the years ended December 31, 2019 and 2018 approximately 14%, of the Company’s revenue were derived from sales outside the U.S.

The following table displays revenues attributable to customers located in the U.S. and internationally (in thousands):

	Years Ended
	December 31,
	2019	2018
Revenues
United States	$125,725	$139,985
International	21,717	22,460
Total revenues	$147,442	$162,445

Note 14.  Subsequent Events

Series D Preferred Stock

In January 2020, the Company issued an additional 11,375 shares of Series D preferred stock upon the partial exercise by the underwriters in the Company’s public offering of Series D preferred stock of the overallotment option granted to such underwriters. The overallotment shares were sold at a price to the public of $22.75 per share, generating additional gross proceeds of approximately $259,000. (See Note 10)

Series B Preferred Conversion

In March 2020, all outstanding shares of Series B preferred stock automatically converted into 2 shares of common stock on the two-year anniversary date of the issuance of the Series B preferred stock, pursuant to the automatic conversion feature of the Series B preferred stock. A total of 129,332 shares of Series B preferred stock outstanding automatically converted into 258,664 shares of common stock.

Ivan Gandrud Chevrolet, Inc.

In March 2020, the Company entered into an agreement with Ivan Gandrud Chevrolet, Inc. (“IGC”), pursuant to which IGC agreed to provide consulting services for the Company’s commercial hemp segment in exchange for 125,000 shares of restricted common stock which were issued as fully earned. The fair value of the shares issued was approximately $158,000. In addition, the Company issued a 5-year warrant exercisable for 250,000 shares of the Company’s common stock at an exercise price of $4.75. The warrant was deemed fully earned. IGC is 100% owned by Daniel J. Mangless.

March 2020 Private Placement

In March 2020, the Company closed the initial tranche of its March 2020 private placement debt offering of up to an aggregate principal amount of $5,000,000 together with up to 250,000 shares of common stock. Pursuant to the terms of the securities purchase agreement the Company entered into, the Company received proceeds of $1,000,000 from one investor, Daniel J. Mangless and issued to Mr. Mangless, (i) a Senior Secured Promissory Note (the “Mangless Note”) in the principal amount of $1,000,000, due December 31, 2020, bearing interest at 18.00% per annum, receiving proceeds of $1,000,000, and (ii) 50,000 shares of the Company’s common stock in connection with his investment.

The Mangless Note provided the Company with an option to prepay the Mangless Note, at any time without permission or penalty. The Mangless Note is secured pursuant to the terms of a Pledge and Security Agreement, entered into by the Company and CLR with Mr. Mangless, whereby the Mangless Note is secured by a first priority lien granted by CLR in its rights under the pledge and security agreement, dated March 6, 2020 by and between H&H, H&H Export and CLR to receive certain payments (the “Mangless Pledge and Security Agreement”).

On December 31, 2020, CLR defaulted on the settlement of the Mangless Note. On April 13, 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”), effective as of April 2, 2021, by and among the Company, CLR, and Mr. Mangless to settle all claims related to a lawsuit filed by Mr. Mangless against the Company and CLR, on February 10, 2021, for the alleged breach by the Company and CLR of their obligations under the Mangless Note and the Mangless Pledge and Security Agreement (See Mangless v. Youngevity International, Inc. and CLR Roasters LLC, Case No. 2021-CA-996-O (Fla. Cir. Ct.)) (the “Lawsuit”). Pursuant to the Settlement Agreement, Mr. Mangless has agreed to dismiss the Lawsuit, with prejudice within five days of the Company making all of the payments required under the Settlement Agreement. The Settlement Agreement provides that the Company shall make a $195,000 payment to Mr. Mangless no later than April 10, 2021 and make a $101,668 payment to Mr. Mangless beginning on May 1, 2021, and on the first day of every month thereafter through and including January 1, 2022, inclusive. In addition, pursuant to the Settlement Agreement, the Company has agreed to issue Mr. Mangless 1,000,000 shares of its common stock (the “Settlement Shares”) and that following the date the Company has completed the audit of its financial statements for the years ended December 31, 2019 and 2020, if it is then necessary to register the Settlement Shares with the Securities and Exchange Commission (the “SEC”) to allow Mr. Mangless to resell the Settlement Shares in the open market, to file a registration statement on Form S-1 within 60 days after bringing its audit filings up to date. As of the date of this filing, the Company is compliant under the terms of the Settlement Agreement, whereby all required cash payments have been made timely and the Company has issued Mr. Mangless the Settlement Shares.

Small Business Administration – Paycheck Protection Program Loan

In April 2020, the Company’s three segments participated in the recent “The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)”, and the Paycheck Protection Program (the “PPP”) due to losses caused by the COVID-19 pandemic. The Company received cash in the aggregate of $3,763,295 from qualified Small Business Administration (“SBA”) lenders. In addition, under the SBA loans, the Company’s Direct Selling segment qualified for mortgage assistance, whereby the Company’s corporate office’s mortgage has been paid directly from the SBA lenders. The Company qualified for the mortgage payment program for a period of six months, as such the SBA has paid approximately $50,000 directly to the Company’s mortgage holder.

On April 21, 2021, CLR received a second PPP loan in the amount of $632,895, payable within 60 months if relief for the loan is not granted. As of the date of this filing, the Company received relief of $622,500 related to KII.

The Company is currently in communication with the SBA lenders regarding the potential liability the Company will incur (if any) in respect for repayment of all the Company’s remaining unforgiven loans and consideration of any portion of loans forgiveness of the debt.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

On April 20 and July 29, 2020, CLR and KII (the “U.S. Partners”) entered into agreements (“Hemp Joint Venture Agreement”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan Partners”) and established the hemp joint venture (the “Nicaraguan Hemp Grow and Extractions Group” or the “Hemp Joint Venture”).

The agreement calls for H&H Export to contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture.

The agreement calls for Nicaraguan Partners to contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

Additionally, the U.S. Partners’ parent company Youngevity International Inc., subject to the approval of Nasdaq agreed to issue 1,500,000 shares of its restricted common stock, par value per share, to Fitracomex. In accordance with the Hemp Joint Venture Agreement, in July 2020 the Parent Company issued to Fitracomex the agreed upon shares of restricted common stock. The U.S. Partners agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of the Parent Company common stock at an exercise price of US $1.50, exercisable for a term of five (5) years after completion of the construction and upon the approval by the Parent Company’s stockholders of the proposed issuance. In addition, the U.S. Partners agreed to use its best efforts to register the resale of the shares of the Parent Company’s common stock to Fitracomex under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and make any necessary applications with Nasdaq to list the shares.

The U.S. Partners and H&H Export will serve as the managing partners with all business decisions will require prior consent and agreement of both parties. The Net Profits and Net Losses for each fiscal period shall be allocated among the partners as follows: twenty five percent (25%) to the Nicaraguan Partners and seventy five percent (75%) to the U.S. Partners.

Restricted Stock Units

In August 2020, the Company issued 39,750 shares of common stock due to partial vesting of restricted stock units, issued to certain employees and consultants of the Company. (See Note 10, “Restricted Stock Units”)

Resignation of Certain Board Members

On February 11, 2020, in order to maintain compliance with the corporate governance requirements of The Nasdaq Capital Market, and specifically Listing Rule 5605(b) which provides that a listed company’s board of directors shall be comprised of a majority of independent directors, Michelle Wallach and Richard Renton, two non-independent members of the Board of Directors of the Company, resigned as members of the Board of Directors of the Company. The notices of resignation provided by each director specifically stated that the resignations were not the result of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Appointment of Certain Officers and Board Members

On October 25, 2020, William G. Thompson resigned from the Board of Directors of the Company and as a member and chairman of the Audit Committee to accept the position of Chief Financial Officer of the Company effective October 26, 2020. In connection with Mr. Thompson’s appointment, David S. Briskie was appointed Chief Investment Officer of the Company and resigned as the Company’s Chief Financial Officer. Mr. Briskie also retains his title as the Company’s President.

On October 27, 2020, Daniel Dorsey was appointed to the Board of Directors of the Company to fill the vacancy created by Mr. Thompson’s resignation. Mr. Dorsey serves on the Audit Committee and his term as a director continues until such time as his successor is duly elected and qualified, or until his earlier resignation or removal.

Credit Note

On December 12, 2020, that certain 8% Credit Note, in the principal amount of $5,000,000 (the “Credit Note”), issued by CLR, under that certain Credit Agreement, dated as of December 13, 2018, by and between CLR, Siles Family Plantation Group and Carl Grover became due and matured in accordance with its terms. CLR did not make the payment due upon the maturity date of the Credit Note and is in negotiations with the estate of Mr. Grover regarding a forbearance. Pursuant to a Security Agreement, dated December 13, 2018, entered into by CLR with Mr. Grover, the Credit Note is secured by a first priority lien granted by CLR in its green coffee inventory. In addition, CLR’s subsidiary, Siles Family Plantation Group S.A. executed a separate Guaranty Agreement, dated December 13, 2018, and Stephan Wallach and Michelle Wallach, pledged 1,500,000 shares of the Company’s Common Stock held by them to secure the Credit Note. As of the date of this filing, the Company is in default of the terms of settlement of the Credit Note. (See Note 6)

2019 Private Placement Notes – Convertible Notes

On February 18, 2021, the Company entered into note amendments (the “6% Note Amendments”) with certain holders of an aggregate of $1,000,000 in principal amount of those 6% secured convertible notes (the “6% Notes”), issued by the Company to such investors (the “Investors”) on February 15, 2019. The 6% Notes had been in default and the 6% Note Amendments extend the maturity date of the 6% Notes held by the Investors by one year, to February 15, 2022, as applicable, and increase the interest rate to 16%. In connection with the foregoing, as an inducement to enter into the 6% Note Amendments, the Company issued to certain holders of the 6% Notes an aggregate of 150,000 shares of its restricted common stock, par value $0.001 per share. As of the date of this filing, the Company is in default of the terms of settlement set forth in the 6% Note Amendments. (See Note 7)

On March 16, 2021, the Company entered into note amendments (the “6% Note Amendments”) with certain note holders of an aggregate of $1,190,000 in principal amount of those 6% secured convertible notes (the “6% Notes”), issued by the Company to such investors (the “Investors”) on February 15, 2019 and March 13, 2019. The 6% Notes had been in default and the 6% Note Amendments extend the maturity date of the 6% Notes held by the Investors by one year, to February 15, 2022 and March 15, 2022, as applicable, and increase the interest rate to 12%. In connection with the foregoing, as an inducement to enter into the 6% Note Amendments, the Company issued to the holders of the 6% Notes an aggregate of 178,500 shares of its restricted common stock, par value $0.001 per share. As of the date of this filing, the Company is in default of the terms of settlement set forth in the 6% Note Amendments. (See Note 7)

March 2019 Promissory Note

On February 18, 2021, the Company entered into note amendments (the “8% Note Amendments”) with the holders of an aggregate of $2,000,000 in principal amount of those certain 8% secured promissory notes (the “8% Notes”), issued by the Company to such investors (the “Investors”) on March 18, 2019. The 8% Notes were not in default at the time of the amendment. The 8% Note Amendments extend the maturity date of the 8% Notes held by the Investors by one year, to March 18, 2022, as applicable, and increase the interest rate to 16%. In connection with the foregoing, as an inducement to enter into the 8% Note Amendments, the Company issued to certain holders of the 8% Notes an aggregate of 400,000 shares of its restricted common stock, par value $0.001 per share. In addition, we issued one of the note holders a two-year warrant to purchase 150,000 shares of our common stock at a price per share of $1.00. As of the date of this filing, the Company is in default of the terms of settlement set forth in the 8% Note Amendments. (See Note 7)

Dividends

Declaration of Monthly Dividends for Series "D" Cumulative Redeemable Perpetual Preferred Stock

During the year ended December 31, 2020, the Company announced the declaration of its regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock for each calendar quarter to holders of record as of the last day of the month in 2020, payable on the fifteenth day of each calendar month. The Company paid cash dividends of approximately $1,434,000 during 2020.

Declaration of Monthly Dividend for the 1st Quarter of 2021 for Series "D" Cumulative Redeemable Perpetual Preferred Stock

On January 1, 2021, the Company announced the declaration of its regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (OTCM:YGYIP) for each of January, February and March 2021.  The dividend will be payable on February 15, 2021, March 15, 2021 and April 15, 2021 to holders of record as of January 31, February 28 and March 31, 2021. The Company paid cash dividends of approximately $360,000 for the three months declared above.

Declaration of Monthly Dividend for the 2nd Quarter of 2021 for Series "D" Cumulative Redeemable Perpetual Preferred Stock

On April 12, 2021, the Company announced the declaration of its regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (OTCM:YGYIP) for each of April, May and June 2021.  The dividend will be payable on May 17, 2021, June 15, 2021 and July 15, 2021 to holders of record as of April 30, May 31 and June 30, 2021. The Company paid cash dividends of approximately $120,000 for each month of April and May 2021 on May 17, 2021 and June 15, 2021, respectively. The Company intends to pay in cash approximately $120,000 for the month of June 2021 declared above.

Auditor Appointment & Nasdaq Delisting

On October 25, 2020, the Company’s Audit Committee approved the appointment of MaloneBailey, LLP (“MaloneBailey”) as its new independent registered public accounting firm responsible for auditing its financial statements. On October 12, 2020, the Board of Directors was notified by its then registered independent certified public accounting firm, Mayer Hoffman McCann P.C., of San Diego, CA that it had resigned, effective immediately. Mayer Hoffman McCann P.C. had served as the Company’s registered independent certified public accountants since 2011.

On November 18, 2020, the Company received notice from the Nasdaq Hearings Panel (the “Panel”) that it had determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) based upon the Company’s non-compliance with the filing requirements set forth in Nasdaq Listing Rule 5250(c)(1) for failing to file its Form 10-K for the year ended December 31, 2019, and Forms 10-Q for the periods ended March 31, 2020 and June 30, 2020. Effective with the open of the markets on Friday, November 20, 2020, the Company’s common stock and Series D preferred stock commenced trading under its trading symbols YGYI and YGYIP on the OTC Markets system.

Updates with H&H

On March 6, 2020, CLR entered into a Finance, Security and ARAP Monetization Agreement (the “Agreement”) with H&H Export Y CIA. LTDA, and H&H Coffee Group Export Corp (collectively, “H&H”). H&H is the agent for the independent green coffee growers from which CLR purchases its unprocessed coffee beans and H&H also purchases processed coffee beans from CLR that it sells to third parties. The owners of H&H are also employees of CLR and manage the La Pita plantation in Nicaragua for which they receive a percentage of profit derived from green coffee sales processed in Nicaragua. Pursuant to the Agreement, H&H has agreed to allow a Nicaraguan agency (the “Agency”), to advance on behalf of H&H, approximately $22,000,000 of the $30,100,000 of accounts receivable owed by H&H to CLR for its purchase of processed green coffee during the 2019 season. The Agency has also entered into a $46,500,000 credit facility with H&H to provide funding for H&H’s future coffee purchases of unprocessed green coffee from independent producers. Of the 2020 sales amounts to be billed by CLR for future coffee purchases of processed coffee, CLR will be paid an additional amount, at a rate of $.225 per pound of processed green coffee shipped to customers, to be applied to the remaining outstanding 2019 accounts receivable balance owed by H&H to CLR. Until such time as the entire accounts receivable balance is paid in full, H&H has agreed not take any profit interest. However, given the COVID crisis’ impact on the 2020 growing season and the continued delay in full payment of the 2019 receivable balances, management considers the H&H receivable impaired at December 31, 2019. Subsequent to the Agreement, CLR adopted the recognition of recording revenues at net for sales between CLR and H&H.

On March 2, 2021, CLR entered into a Master Relationship Agreement (“MA Agreement”) with the owners of H&H in order to memorialize the various agreements and modifications to those agreements. Additionally, certain events have occurred that have kept the parties from complying with the terms of each of the original agreements and have caused there to be an imbalance with the respect to the funds owed by one party to the other; therefore this MA Agreement also sets forth a detailed accounting of the different business relationships and reconciles the monetary obligations between each party through the end of fiscal year 2020.

This MA Agreement memorialized the key settlement terms and established that H&H owes CLR approximately $10,700,000, described as “H&H Coffee Liability”, that is composed of:

●	past due accounts receivable owed to CLR from H&H for 2019 and 2020;
●	the $5,000,000 note due plus accrued interest on the note;
●	CLR lost profits in 2019 and 2020;
●	the return of working capital provided by CLR for the 2019 and 2020 green coffee program.

The agreement also includes an offset against amounts owed by H&H to CLR consisting of:

●	H&H’s 25% profit sharing participation for 2019 and 2020;
●	and an offset of H&H’s open payables owed by CLR to H&H in the amount of approximately $243,000.

The MA Agreement provides that approximately $10,700,000 is owed to CLR by H&H and H&H agrees to satisfy this obligation by providing CLR a minimum of 20 containers of strictly high grown coffee (approximately 825,000 pounds of coffee) per month, commencing at the end of March 2021 and continuing monthly until the aforesaid amount is paid in full. The MA Agreement stipulates that the parties have agreed that the coffee to be provided to CLR by H&H for the shipments described above, that in order to satisfy H&H’s debt to CLR, shall not be produced on any plantation that the parties have a joint interest in. CLR has recorded allowances of $7,871,000 related to the H&H trade accounts receivable $5,340,000 related to the H&H notes receivable during the year ended December 31, 2019 due to H&H’s repayment history and risks associated with redemption of the receivable in coffee.

Properties Available-for-Sale

In February 2021, the Company determined that certain properties acquired with the February 2019 KII acquisition were redundant after KII moved its primary operations to Orlando, FL thereby no longer needing multiple locations.

In addition, subsequent to the acquisition closing, KII purchased in February 2019 45-acres in Groveland, FL (“Groveland”). The Company determined that its original plan for use is not viable at the present time as KII shifted its focus back on its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. Currently KII has listed for sale its Clermont, FL property which was used as a testing laboratory facility. On May 26, 2021, the Groveland property was sold for $800,000. KII’s remaining production property in Mascotte, FL is expected to be listed for sale by the end of 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Update on Prior Period Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Commercial Coffee Segment

On April 15, 2019, we filed our 2018 Form 10-K disclosing that during the fourth quarter of the year ended December 31, 2018, we identified a material weakness (“2018 Material Weakness”) for our commercial coffee segment with respect to certain operations in Nicaragua, relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions. During the preparation of our financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting associated with revenue recognition within the coffee segment. These material weaknesses resulted in the determination that restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to revenue recognition within our coffee segment are required.

During 2019, management implemented a remediation plan that included updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements with respect to certain operations in our commercial coffee segment. This remediation plan is still in process and we determined that the controls were not operating effectively, therefore management determined that these material weaknesses were not remediated and remained open at the time of this filing.

Commercial Hemp Segment

On February 12, 2019, we completed the acquisition of Khrysos Global, Inc. (related to our commercial hemp segment), detailed in Note 2, to the consolidated financial statements. During our 2019 annual audit we determined that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date which resulted in a decrease to the net assets acquired including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000. Our management concluded that we have a material weakness in our control procedures related to acquisitions.

These material weaknesses resulted in the determination that restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to the accounting for acquisitions within our commercial hemp segment are required.

During 2020, management implemented a remediation plan that included updating our current policies and implementing procedures and controls over future acquisitions. Until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected.

Other

At the end of the second fiscal quarter 2019, we determined that the aggregate market value of our common stock held by non-affiliates exceeded $75 million, resulting in accelerated filer status. As a result, we are now required to obtain an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b).

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report and as disclosed below determined that our disclosure controls and procedures were not effective as of December 31, 2019. During the course of the quarter ended December 31, 2019, we identified a material weakness in our internal controls for our commercial coffee segment relating to revenue recognition on revenue related to green coffee processing that was initially recorded at gross but should have been recorded at net. In addition, we identified a material weakness in controls related to our accounting for acquisitions. During the course of the quarter ended December 31, 2019, we identified control deficiencies, that individually, or when aggregated, represent material weaknesses in our internal controls. As described below a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), and concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, as a result of material weaknesses in our internal control over financial reporting which is discussed further below.

Our management, including our Chief Executive Officer and Chief Financial Officer, has determined that due to the underlying critical lack of automated reporting systems, trained accounting and information technology personnel, control designs and effectiveness, management was unable to review the risk assessment and the design of the organization's internal control systems to establish a baseline for ongoing and separate evaluations that includes assessment of fraud risk, therefore management does not expect that our disclosure controls and procedures and our internal control processes will prevent all errors and all fraud.

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

Management has assessed these deficiencies and has determined that they individually and in aggregate led to material weaknesses. These material weaknesses led to material misstatements in our financial statements for the periods ending March 31, 2019, June 30, 2019 and September 30, 2019 related to the recognition of revenue within our commercial coffee segment and our commercial hemp segment. In order to consider these material weaknesses fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. There were seven general categories of deficiencies in our internal control over financial reporting.

Risk Assessment. We did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including fraud risks, and risks resulting from changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement across the entity.

Deficiencies in the Overall Control Environment.  We have not maintained an effective control environment to provide reasonable assurance relating to operations, reporting, and compliance for the purpose of meeting the requirements set forth in the 2013 COSO Framework. More specifically, we did not have (a) adequate segregation of duties and oversight over material agreements and arrangements entered into by the Company (b) adequate information technology systems required to develop controls and oversight over our existing operations and most recent acquisitions (c) a sufficient number of personnel with an appropriate level of US GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting and to ensure that (i) there were adequate processes for oversight, and (ii) there was accountability for the performance of internal control over financial reporting responsibilities.

Deficiencies in the Controls over Monitoring.  We have not maintained effective controls over monitoring to provide reasonable assurance relating to operations, reporting, and compliance for the purpose of meeting the requirements set forth in the 2013 COSO Framework. More specifically, we did not have adequate oversight processes and procedures that guide individuals in applying internal control and proper documentation to support reporting of certain transactions within the financial reporting and that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Deficiencies pertaining to a lack of human resources within our finance and accounting functions. We have not maintained sufficient accounting personnel with the appropriate level of knowledge, experience and training commensurate with maintaining an effective control environment, within the current operational environment, to meet the financial reporting requirements of a publicly traded company with international operations. We did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting in accordance with the 2013 COSO Framework. The result of the lack of sufficient accounting personnel has led to us not having effective and codified accounting policies and procedures throughout our Company, including our subsidiaries, which can lead to inconsistent accounting treatment of transactions. The lack of sufficient personnel has also resulted in a failure to maintain appropriate segregation of duties throughout the internal control over financial reporting process. We have had numerous instances where review and approval is performed by the same employee negating any monitoring or approval controls.

Deficiencies pertaining to the lack of controls or ineffectively designed controls impacting our financial reporting. Our control design analysis and process walkthroughs disclosed a number of instances where review approvals were not sufficiently documented and retained, where established policies and procedures were not defined, and controls were not in place to adequately (i) address relevant risks, (ii) provide evidence of performance, (iii) provide appropriate segregation of duties, or (iv) operate at a level of precision to identify all potentially material errors.

Deficiencies related to information technology control design and operating effectiveness weaknesses. The Company did not have formalized information technology policies and procedures which the lack thereof could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, and (3) over reliance on spreadsheet applications without quality control assurances.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting. Certain internal control procedures were developed or enhanced during the latter part of 2019. When testing occurred to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively. Insufficient time remained to remediate these material weaknesses prior to year-end.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by MaloneBailey LLP, an independent registered public accounting firm, and expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting as stated in their report which appears herein.

Changes in Our Controls

Management’s Remediation Efforts

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation measures include or are expected to include the following:

●
Implementing or enhancing the Company’s infrastructure to ensure appropriate software and reporting tools are in place to ensure financial reporting systems and processes are reporting effectively. Pending the Company’s ability to secure timely financial resources to implement such improvements in its processes.

●
Review and update, as necessary, documentation of relevant processes, policies and procedures, and design of relevant controls, with respect to the Company’s internal control over financial reporting. The Company intends to implement any necessary changes as a result of the deficiencies identified in its relevant processes, policies and procedures as promptly as practical and to satisfy documentation requirements under Section 404 of the Sarbanes-Oxley Act.

●
Seek to ensure that the Company’s internal control over financial reporting is properly designed, implemented, operating effectively, and appropriately documented by (i) enhancing the design of existing control activities and/or implementing additional control activities, as needed, (ii) monitoring the operating effectiveness of those controls, and (iii) ensuring that sufficient documentation exists to evidence the design, implementation, and operation of those controls.

●
Execute and monitor the remediation plan, with appropriate executive sponsorship and with the assistance of outside consultants, to enhance the Company’s internal control over financial reporting and accomplish the goals of the remediation as set forth above.

●
Continue to seek, train and retain individuals that have the appropriate skills and experience related to designing, operating and documenting internal controls.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate. Our audit committee has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management. Our management and the audit committee will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management. We believe that these actions will remediate material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Board of Directors and Executive Officers

Information with respect to our current directors and executive officers as of May 28, 2021 is shown below.

Name	Age	Position held Since	Position
Stephan Wallach	54	2011*	Chairman and Chief Executive Officer
William Thompson	60	2020	Chief Financial Officer
David Briskie	60	2011	President, Chief Investment Officer and Director
Michelle Wallach	50	2011	Chief Operating Officer

Paul Sallwasser	66	2017	Director
Kevin Allodi	64	2017	Director
Daniel Dorsey	44	2020	Director

* Since 1996, Stephan Wallach has been a director of AL Global, Corporation the private company that merged with and into Javalution Coffee Company, our predecessors in 2011.

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

David Briskie, President, Chief Investment Officer and Director

Mr. David Briskie was appointed to the position of President on October 30, 2015 and Chief Investment Officer on October 25, 2020. Mr. Briskie was appointed to the position of Chief Financial Officer on May 15, 2012 and resigned his position on October 25, 2020. Prior to that, Mr. Briskie served as President of Commercial Development, a position he was appointed to on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution. From February 2007 until the merger he served as the Chief Executive Officer and director of Javalution and since September 2007 has served as the Managing Director of CLR Roasters. Prior to joining Javalution in 2007, Mr. Briskie had an 18-year career with Drew Pearson Marketing (“DPM”), a consumer product company marketing headwear and fashion accessories. He began his career at DPM in 1989 as Executive Vice President of Finance and held numerous positions in the Company, including vice president of marketing, chief financial officer, chief operating officer and president. Mr. Briskie graduated magna cum laude from Fordham University with a major in marketing and finance. Mr. Briskie’s experience in financial matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies make him an exceptional board member.

Michelle G. Wallach, Chief Operating Officer

Ms. Michelle Wallach was appointed to the position of Chief Operating Officer on July 11, 2011 pursuant to the terms of the merger agreement between Youngevity® and Javalution. She previously served as Corporate Secretary and Manager of AL Global Corporation and served as a director on the Board of Directors from 2011 until February 11, 2020. She has a background in network marketing, including more than 10 years in distributor management. Her career in network marketing began in 1991 in Portland, Oregon, where she developed a nutritional health product distributorship. In 1996, Ms. Wallach and the Wallach family together launched our Youngevity® division and served as its co-founder and Chief Operations Officer from inception until the merger with Javalution. Ms. Wallach has an active role in promotion, convention and event planning, domestic and international training, and product development.

William Thompson, Director

Mr. William Thompson was appointed to the position of Chief Financial Officer on October 25, 2020. Mr. William Thompson was appointed to our board of directors on June 10, 2013 until his resignation from our board of directors on October 25, 2020. He served as the Chief Financial Officer of Broadcast Company of the Americas, a radio station operator in San Diego, California from 2013 to 2019. He served as Corporate Controller for the Company from 2011 to March 2013 and for Breach Security, a developer of web application firewalls, from 2007 to 2010. Prior to 2007, Mr. Thompson was Divisional Controller for Mediaspan Group and Chief Financial Officer of Triathlon Broadcasting Company. Mr. Thompson’s achievements in financial matters and his overall business understanding make him an exceptional board member.

Paul Sallwasser, Director

Mr. Paul Sallwasser was appointed to our board of directors on June 5, 2017. Mr. Sallwasser is a certified public accountant, joined the audit staff of Ernst & Young LLP in 1976 and remained with Ernst & Young LLP for 38 years. Mr. Sallwasser served a broad range of clients primarily in the healthcare and biotechnology industries of which a significant number were SEC registrants. He became a partner of Ernst & Young in 1988 and from 2011 until he retired from Ernst & Young LLP Mr. Sallwasser served in the national office as a member of the Quality and Regulatory Matters Group working with regulators and the PCAOB. Mr. Sallwasser has served as the chief executive officer of Florida Community Health Network, a private equity fund that is focused on investing in healthcare companies in the South Florida area since 2015. Mr. Sallwasser’s qualification as an “audit committee financial expert,” as defined by the rules of the SEC, and his vast audit experience serves as the basis for his position on the Board and its audit committee. Mr. Sallwasser serves as a director on the Board of Directors of Elys Game Technology, Corp. (Nasdaq:ELYS).

Kevin Allodi, Director

Mr. Kevin Allodi was appointed to our board of directors on June 5, 2017. Mr. Allodi has served as the CEO and Co-Founder of Philo Broadcasting, a media holding company that includes award-winning digital content studio Philo Media and a commercial television production company, Backyard Productions since 2012. Philo is headquartered in Chicago with production offices in Los Angeles. Prior to joining Philo, Mr. Allodi spent six years with infrastructure software startup Portal Software (NASDAQ:PRSF) where he was President/Corporate VP and ten years with the Communications Industry Division of Computer Sciences Corporation (NYSE:CSC) where he was VP Global Billing & Customer Care practice. Currently, Mr. Allodi also serves as a Managing Partner of KBA Holdings, LLC, a private equity investment firm active in the digital media, hi-tech, alternative energy and bio-tech industries. Mr. Allodi serves as a partner, limited partner, director and/or advisory board member to several portfolio companies including G2T3V LLC, uBid, Ridge Partners LLC, IMI Innovations and is on the board of directors of FNBC Bank & Trust. Mr. Allodi’s business experience and investment experience serves as the basis for his position on the Board and its audit committee.

Daniel Dorsey, Director

Mr. Daniel Dorsey was appointed to our board of directors on October 27, 2020. Mr. Dorsey’s past corporate experience includes serving roles in financial and/or accounting management and/or as a financial officer for private companies. Since July 2019, Mr. Dorsey has been the Senior Vice President of Finance for MacuLogix, Inc., a medical device equipment manufacturer providing eye care professionals with the instrument, tools and education needed to effectively diagnose, manage, and treat patients with age-related macular degeneration (AMD). Mr. Dorsey was a partner of Capital Market Solutions, LLC, from September 2018 to June 2019 where he was involved with creating strategic initiatives with companies ranging from legacy media enterprises to digital start-ups. From October 2016 to August 2018, he was Vice President and Corporate Controller of Rodale, Inc., an American publisher of health and wellness magazines, books, and digital properties. From August 2015-September 2016, Mr. Dorsey also served as the Chief Financial Officer of Hudson News Distributors, LLC, the second largest distributor of magazines and books in the USA. From March 2014-March 2015, he served as the Senior Vice President and Corporate Controller of the Tribune Publishing Company, (NASDAQ: TPCO).

Family Relationships

Other than Stephan Wallach and Michelle Wallach, who are husband and wife, none of our officers or directors has a family relationship with any other officer or director.

INFORMATION REGARDING THE COMMITTEES OF THE BOARD OF DIRECTORS

Committees of the Board of Directors

The board of directors has a standing audit committee, compensation committee and nominating and corporate governance committee. The following table shows the directors who are currently members or Chairman of each of these committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Stephan Wallach	-	-	-
David Briskie	-	-	-
Paul Sallwasser	Chairman	Chairman	Member
Kevin Allodi	Member	Member	Chairman
Daniel Dorsey	Member	-	-
William Thompson (1)	-	-	-

(1)
Mr. William Thompson was a member of the board of directors until October 25, 2020. On October 25, 2020, Mr. Thompson resigned from the Board of Directors of the Company and as a member and chairman of the Audit Committee to accept the position of Chief Financial Officer of the Company.

Director Independence

Our board of directors has determined that Daniel Dorsey, Paul Sallwasser and Kevin Allodi are each an independent director in accordance with the definition of independence applied by the Nasdaq Stock Market. Although our securities are not listed on the Nasdaq Capital Market, we apply the Nasdaq Capital Market independence standards when evaluating the independence of our directors. Stephan Wallach and David Briskie are not independent due to their management roles.

Board Committees

Audit Committee. The audit committee of the board of directors currently consists of Paul Sallwasser (Chair), Daniel Dorsey and Kevin Allodi. The functions of the audit committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangements and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. The Board has determined that Paul Sallwasser, Daniel Dorsey and Kevin Allodi are each an “independent director” under the listing standards of The Nasdaq Stock Market. The board of directors has also determined that Mr. Sallwasser is an “audit committee financial expert” within the applicable definition of the SEC. The audit committee is governed by a written charter approved by the board of directors, a copy of which is available on our website at www.ygyi.com. Information contained on our website are not incorporated by reference into and do not form any part of this registration statement.  We have included the website address as a factual reference and do not intend it to be an active link to the website.

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

Nominating and Corporate Governance Committee. The nominating and corporate governance committee of the board of directors currently consists of Kevin Allodi (Chair) and Paul Sallwasser. All of the members of the nominating and corporate governance committee are independent under the listing standards of The Nasdaq Stock Market. Our nominating and corporate governance committee performs several functions including identifying individuals to become members of the board of directors, recommending appointments to the board of directors and committees as well as assessing the appropriate size of the board of directors. In the event that vacancies are anticipated, or otherwise arise, the nominating and corporate governance committee will consider various potential candidates who may come to their attention through current board members, professional search firms, stockholders or other persons. The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand, and provide sound and prudent guidance with respect to, our activities, operations and interests. Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of the board of directors, in collectively serving the long-term interests of stockholders. The nominating and corporate governance committee will consider candidates proposed for nomination by our significant stockholders. Stockholders may propose candidates by submitting the names and supporting information to: board of directors in care of the Corporate Secretary, Youngevity International, Inc., 2400 Boswell, Chula Vista, California 91914. Supporting information should include (a) the name and address of the candidate and the proposing stockholder, (b) a comprehensive biography of the candidate and an explanation of why the candidate is qualified to serve as a director taking into account the criteria identified in our corporate governance guidelines, (c) proof of ownership, the class and number of shares, and the length of time that the shares of our voting securities have been beneficially owned by each of the candidate and the proposing stockholder, and (d) a letter signed by the candidate stating his or her willingness to serve, if elected. The nominating and corporate governance committee is governed by a written charter approved by the board of directors, a copy of which is available on our website at www.ygyi.com. Information contained on our website are not incorporated by reference into and do not form any part of this registration statement. We have included the website address as a factual reference and do not intend it to be an active link to the website.

Other Committees. From time to time the board of directors may establish ad hoc committees to address matters. During 2020, the board of directors established a special transaction committee comprised of Kevin Allodi (Chair) and Paul Sallwasser.

Board Leadership Structure

We currently have the same person serving as our Chairman of the Board and Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board. Mr. Briskie currently serves as our President and Chief Investment Officer. Due to the size of our Company, we believe that this structure is appropriate. Mr. Wallach has served as the Chairman of the Board and Chief Executive Officer since AL Global Corporation, the private company that he owned, merged into our predecessor in 2011 and he served as the Chairman of the Board and Chief Executive Officer of AL Global Corporation, since inception. In serving as Chairman of the Board, Mr. Wallach serves as a significant resource for other members of management and the board of directors.

We believe that our Company and its stockholders are best served by having Mr. Wallach, our Chief Executive Officer, serve as Chairman of the board of directors. Mr. Wallach’s combined role as Chairman and Chief Executive Officer promotes unified leadership and direction for the board of directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans.

We do not have a separate lead director. We believe the combination of Mr. Wallach as our Chairman of the Board and Chief Executive Officer and Mr. Briskie as our President and Chief Investment Officer has been an effective structure for our Company. Our current structure is operating effectively to foster productive, timely and efficient communication among the independent directors and management. We do have active participation in our committees by our independent directors. Each committee performs an active role in overseeing our management and there are complete and open lines of communication with the management and independent directors.

Oversight of Risk Management

The board of directors has an active role, as a whole and also at the committee level, in overseeing management of our risks. The board of directors regularly reviews information regarding our strategy, finances and operations, as well as the risks associated with each.

Overview

Corporate Governance Guidelines

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics, together with our Certificate of Incorporation, Bylaws and the charters of our Board Committees, form the basis for our corporate governance framework. As discussed above, our board of directors has established three standing committees to assist it in fulfilling its responsibilities to us and our stockholders: the audit committee, the compensation committee and the nominating and corporate governance committee.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth a summary of cash and non-cash compensation awarded, earned or paid for services rendered to us during the years ended December 31, 2019 and 2018 by our “named executive officers,” consisting of each individual serving as (i) principal Chief Executive Officer, (ii) our principal Chief Financial Officer, and (iii) Chief Operating Officer.

Named Executive Officer	Year	Salary ($)	Bonus ($)	Option Awards (2) ($)	Total ($)
Stephan Wallach (1)	2019	375,000	-	2,390,900	2,765,900
Chief Executive Officer	2018	375,000	59,439	-	434,439

David Briskie (1)(2)(3)	2019	375,000	-	4,119,797	4,494,797
President and Former Chief Financial Officer	2018	375,000	59,439	566,500	1,000,939

Michelle Wallach (1)	2019	222,660	-	2,390,900	2,613,560
Chief Operating Officer	2018	214,583	-	-	214,583

(1)
Mr. Stephan Wallach, Mr. David Briskie, and Ms. Michelle Wallach have direct and or indirect (beneficially) distributor positions in our Company that pay income based on the performance of those distributor positions in addition to their base salaries, and the people and or companies supporting those positions based upon the contractual agreements that each and every distributor enter into upon engaging in the network marketing business. The contractual terms of these positions are the same as those of all the other individuals that become distributors in our Company. There are no special circumstances for these officers/directors. Mr. Stephan Wallach and Ms. Michelle Wallach received or beneficially received an aggregate of $289,096 and $330,429 in 2019 and 2018, respectively related to their distributor positions, which are not included above. Mr. Briskie beneficially received $16,299 and $17,209 in 2019 and 2018, respectively, related to his spouse’s distributor position, which is not included above.

(2)
We use a Black-Scholes option-pricing model to estimate the fair value of the stock option grant in accordance with FASB ASC Topic 718. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The amounts do not represent the actual amounts paid to or released by any of the Named Executive Officers during the respective periods. See the table below Outstanding Equity Awards at Fiscal Year-End.

(3)
Mr. David Briskie was the Company’s Chief Financial Officer through December 31, 2019. On October 25, 2020, Mr. Briskie was appointed Chief Investment Officer of the Company and resigned as the Company’s Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding as of December 31, 2019. We currently grant stock-based awards pursuant to our 2012 Stock Option Plan.

	Option Awards					Stock Awards
	No. Of		No. Of			No.	Market Value
	Securities		Securities			Of Shares	Of Shares or
	Underlying		Underlying	Option		or Units	Units of
	Unexercised		Unexercised	Exercise	Option	of Stock	Stock That
	Options (#)		Options (#)	Price	Expiration	That Have Not	Have Not
	Exercisable		Unexercisable	($)	Date	Vested (#)	Vested ($)
Stephan Wallach	125,000	(1)	-	$4.4	5/31/2022
	500,000	(2)	-	$7.47	2/5/2029

David Briskie	250,000	(3)	-	$4.4	5/31/2022
	50,000	(4)	-	$3.6	10/31/2023
	100,000	(5)	-	$3.8	10/30/2024
	100,000	(6)	150,000	$5.4	12/27/2026
	118,150	(7)	131,850	$3.92	7/24/2028	250,000(8)	$815,000
	541,471	(9)	-	$5.56	1/9/2029
	458,529	(10)	-	$7.47	2/5/2029

Michelle Wallach	125,000	(11)	-	$4.4	5/31/2022
	500,000	(12)	-	$7.47	2/5/2029

(1)	125,000 stock options granted on May 31, 2012, vested and exercisable.
(2)	500,000 stock options granted on February 5, 2019, vested and exercisable.
(3)	250,000 stock options granted on May 31, 2012, vested and exercisable.
(4)	50,000 stock options granted on October 31, 2013, vested and exercisable.
(5)	100,000 stock options granted on October 30, 2014, vested and are exercisable.
(6)
250,000 stock options granted on December 27, 2016, 100,000 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next three years as of December 31, 2019.

(7)
250,000 stock options granted on July 24, 2018, 118,150 stock options vested and are exercisable, with the remaining option shares vesting in equal annual amounts over the next three years as of December 31, 2019.

(8)
250,000 restricted stock units were granted on August 9, 2017, each unit representing contingent right to receive one share of common stock, vesting as follows: (i) Year 3 - 25,000 shares; (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; if Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates. The market value of the restricted stock units was multiplied by the closing market price of our common stock at the end of the 2019 fiscal year, which was $3.26 on December 31, 2019 (the last business day of the 2019 fiscal year.)

(9)	541,471 stock options granted on January 9, 2019, vested and exercisable.
(10)	458, 529 stock options granted on February 5, 2019, vested and exercisable.
(11)	125,000 stock options granted on May 31, 2012, vested and exercisable.
(12)	500,000 stock options granted on February 5, 2019, vested and exercisable.

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

2019 Director Compensation

The following table sets forth information for the fiscal year ended December 31, 2019 regarding the compensation of our directors who at December 31, 2019 were not also named executive officers.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Other Compensation ($)	Total ($)
Richard Renton (2)	-	275,611	-	275,611
William Thompson (3)	-	275,611	-	275,611
Paul Sallwasser	-	271,446	-	271,446
Kevin Allodi	-	271,446	-	271,446

(1)
The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2019 in accordance with FASB ASC Topic 718. The fair value of the options was determined using the Black-Scholes model.

(2)	Richard Renton was a member of the board of directors until February 11, 2020.
(3)	William Thompson was a member of the board of directors until October 25, 2020.

As of December 31, 2019, the following table sets forth the number of aggregate outstanding option awards held by each of our directors who were not also named executive officers:

Director	Aggregate Number of Option Awards
Richard Renton (1)	117,155
William Thompson (2)	129,155
Paul Sallwasser	116,655
Kevin Allodi	116,655

(1)	Richard Renton was a member of the board of directors until February 11, 2020.
(2)	William Thompson was a member of the board of directors until October 25, 2020.

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

As of December 31, 2019, the number of stock options and restricted common stock outstanding under the 2012 Plan, the weighted average exercise price of outstanding options and restricted common stock and the number of securities remaining available for issuance were as follows:

Plan category	Number of securities to be issued upon exercise/vesting of outstanding options and restricted units under the 2012 Plan (1)	Weighted- Average exercise price of outstanding options and restricted units (2)	Number of securities remaining available for future issuance under the 2012 Plan
Equity compensation plan approved by stockholders under 2012 Plan	5,089,586	$5.63	3,753,656
Equity compensation plan not approved by stockholders	-	-	-
Total	5,089,586	$5.63	3,753,656

(1)
Includes stock options to purchase 4,637,642 shares of common stock with a weighted average exercise per share price of $5.63. Also includes 451,944 restricted common stock units with no exercise price.

(2)	The calculation of weighted average exercise price does not include outstanding restricted units which do not have an exercise price.

On February 23, 2017, our Board of directors received the approval of our stockholders, to amend the 2012 Plan to increase the number of shares of common stock available for grant and to expand the types of awards available for grant under the 2012 Plan. The amendment to the 2012 Plan increased the number of shares of our common stock that may be delivered pursuant to awards granted during the life of the 2012 Plan from 2,000,000 to 4,000,000 shares authorized (as adjusted for the 1-for-20 reverse stock split, which was effective on June 7, 2017). On February 15, 2019, our Board of directors received approval of our stockholder to further amend our 2012 Plan to increase the number of shares of our common stock that may be delivered pursuant to awards granted during the life of the 2012 Plan from 4,000,000 to 9,000,000 shares authorized (the “2019 Amendment”). The 2012 Plan as amended allows for the grant of: (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the 2012 Plan. No stock option is exercisable later than ten years after the date it is granted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of June 18, 2021 by:

(1)	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
(2)	each of our named executive officers;
(3)	each of our directors; and
(4)	all of current our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. To our knowledge, no person or entity, except as set forth below, is the beneficial owner of more than 5% of the voting power of our common stock as of the close of business on June 18, 2021.

Under SEC rules, the calculation of the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person includes both outstanding shares of our common stock then owned as well as any shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 18, 2021. Shares subject to those options or warrants for a particular person are not included as outstanding, however, for the purpose of computing the percentage ownership of any other person. We have based percentage ownership of our common stock on 33,975,126 shares of our common stock outstanding as of June 18, 2021.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership
Executive Officers & Directors (1)
Stephan Wallach, Chairman and Chief Executive Officer	14,627,811(2)	42.3%
David Briskie, President, Chief Investment Officer and Director	2,395,457(3)	6.7%
Michelle Wallach, Chief Operating Officer	14,625,000(2)	42.3%
William Thompson, Chief Financial Officer	128,155(4)	*
Paul Sallwasser, Director	193,579(5)	*
Kevin Allodi, Director	143,145(6)	*
All Current Executive Officers & Directors, as a group (6 persons)	18,113,147	48.4%

Stockholders owning 5% or more
Carl Grover	3,507,160(7)	9.99%

*less than 1%

(1)
Unless otherwise set forth below, the mailing address of Executive Officers, Directors and 5% or greater holders is c/o Youngevity International, Inc., 2400 Boswell Road, Chula Vista, California 91914.

(2)
Stephan Wallach, our Chief Executive Officer, owns 14,000,000 shares of common stock through joint ownership with his wife, Michelle Wallach, with whom he shares voting and dispositive control. Mr. Wallach also owns 2,811 shares and options to purchase 625,000 shares of common stock that are exercisable within sixty (60) days of June 18, 2021 and are included in the number of shares beneficially owned by him and Michelle Wallach also owns options to purchase 625,000 shares of common stock that are exercisable within sixty (60) days of June 18, 2021 and are included in the number of shares beneficially owned by her. Stephan Wallach and Michelle Wallach have pledged 1,500,000 shares of our common stock held by them to secure the Credit Note under a Security Agreement, dated December 13, 2018 with Carl Grover.

(3)
David Briskie, our President and Chief Financial Officer, owns 195,429 shares of common stock, and beneficially owns 100,028 shares of common stock owned by Brisk Investments, LP, 250,000 shares of common stock owned by Brisk Management, LLC. Mr. Briskie also owns options to purchase 1,850,000 shares of common stocks that are exercisable within sixty (60) days of June 18, 2021 and are included in the number of shares beneficially owned by him. Does not include the remaining unvested 200,000 restricted stock units issued to Mr. Briskie in August 2017, of which each unit represents a contingent right to receive one share of common stock, vesting as follows: (i) Year 3 - 25,000 shares (fully earned as of the valuation date); (ii) Year 4 – 37,500 shares; (iii) Year 5 - 125,000 shares; and (iv) Year 6 – 62,500 shares; provided that Mr. Briskie continues to serve as an executive officer or otherwise is not terminated for cause prior to such dates.

(4)	William Thompson is a director of the Company, owns options to purchase an aggregate of 128,155 shares of common stock that are exercisable within sixty (60) days June 18, 2021.
(5)
Paul Sallwasser is a director of the Company and owns 76,924 shares of common stock, which includes 9,264 shares from the conversion of his 2017 Notes to common stock and 14,673 from the exercise of his 2014 Warrant. Mr. Sallwasser also owns options to purchase an aggregate of 116,655 shares of common stock that are exercisable within sixty (60) days of June 18, 2021.

(6)
Kevin Allodi is a director of the Company and owns 13,888 shares of common stock directly and 12,602 shares of common stock through joint ownership with his wife, Nancy Larkin Allodi. Mr. Allodi also owns options to purchase an aggregate of 116,655 shares of common stock that are exercisable within sixty (60) days of June 18, 2021.

(7)
Shares ownership is based on information contained in a Schedule 13D/A filed with the SEC on March 12, 2020 and has been updated through June 18, 2021 to reflect expired warrants. Carl Grover is the sole beneficial owner of 3,507,160 shares of common stock. Mr. Grover holds (i) 2,986,908 shares of the Issuer’s outstanding common stock, and (ii) common stock purchase warrants to purchase an aggregate of 1,131,579 shares of the Issuer’s common stock (the “Warrants”), including (1) December 2018 note warrants to purchase 250,000 shares of common stock at an exercise price of $6.82 per share, (2) December 2018 note warrants to purchase 250,000 shares of common stock at an exercise price of $7.82 per share, and (3) the Exchange Warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. Notwithstanding the provisions of the Warrants, each Warrant is not exercisable into shares of common stock to the extent that the issuance of common stock upon the exercise, after taking into account the common stock then owned by the Mr. Grover, would result in the beneficial ownership by Mr. Grover of more than 9.99% of the outstanding common stock of the Company (the “Beneficial Ownership Limitation”). Mr. Grover’s address is 1010 S. Ocean Blvd., Apt. 1017, Pompano Beach, Florida 33062.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock have or will have a direct or indirect interest, other than compensation arrangements which are described in the sections of this Annual Report on Form 10-K entitled Part III, Item 10 “Directors, Executive Officers and Corporate Governance” and Item 11 “Executive Compensation.”

FDI Realty, LLC

FDI Realty, LLC (“FDI Realty”) was the owner and lessor of the building previously partially occupied for its sales and marketing office in Windham, NH until December 2015. One of our former officers is the single member of FDI Realty.

At December 31, 2017 we believed we held a variable interest in FDI Realty, for which we were not deemed to be the primary beneficiary. We concluded, based on its qualitative consideration of the terminated lease agreement, and the role of the single member of FDI Realty, that the single member is the primary beneficiary of FDI Realty. In making these determinations, we considered that the single member conducts and manages the business of FDI Realty, is authorized to borrow funds on behalf of FDI Realty, is the sole person authorized and responsible for conducting the business of FDI Realty and is obligated to fund the obligations of FDI Realty. We believed we were a co-guarantor of FDI Realty’s mortgages on the building, however, at December 31, 2017, we determined that the fair value of the guarantees was not significant and therefore did not record a related liability.

During the year ended December 31, 2018, we determined that based on the current circumstances as it relates to certain agreements existing among us and FDI Realty, including but not limited to an amended and restated equity purchase agreement which was executed in October 2011 and FDI Realty’s failure to meet its obligations under the amended purchase agreement, we no longer holds a variable interest in FDI Realty. (See Note 3 to the consolidated financial statements.)

2400 Boswell, LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by us for our corporate office and warehouse in Chula Vista, CA. As of December 31, 2012, an immediate family member of a greater than 5% shareholder of us was the single member of 2400 Boswell and the Company was a co-guarantor of the 2400 Boswell mortgage on the leased building. During 2013 we acquired 2400 Boswell for $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years and bears interest at 5.00%. Additionally, we assumed a long-term mortgage of $3,625,000, payable over 25 years. Interest is paid monthly at the prime rate plus 2.50% and is adjusted by the lender on the first calendar day of month. At December 31, 2019 and 2018, the interest rate was 7.50% and 7.75%, respectively. As of December 31, 2019 and 2018, the balance on the long-term mortgage was $3,143,000 and $3,217,000, respectively, the balance on the promissory note was zero.

Richard Renton

Richard Renton was a member of the board of directors until February 11, 2020 and owns and operates WVNP, Inc., a supplier of certain inventory items sold by us. We made purchases of approximately $228,000 and $151,000 from WVNP Inc., for the years ended December 31, 2019 and 2018, respectively.  In addition, Mr. Renton is a distributor of ours and was paid distributor commissions for the years ended December 31, 2019 and 2018 of approximately $366,000 and $363,000, respectively.

JJL Equipment Holding, LLC

In connection with the acquisition of Khrysos Global, we held a deposit of $233,000 on December 31, 2019 from JJL Equipment Holding, LLC (“JJL Equipment”) for an equipment purchase. Temple Leigh Dundore, a member of the Khrysos Representing Party and wife of Dwayne Dundore, who was the President of KII through September 2020, is a member and part owner of JJL Equipment. The deposit is to be applied to future machinery and equipment orders from JJL Equipment and is recorded in other current liabilities in the consolidated balance sheet at December 31, 2019.

Carl Grover

Carl Grover was the sole beneficial owner of in excess of 5% of our outstanding common shares and beneficial owner of 3,293,643 shares of common stock at December 31, 2019.

In July 2019, Mr. Grover acquired 600,242 shares of common stock upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, we received approximately $2,761,000 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

In December 2018, CLR entered into a credit agreement with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note. In addition, Siles, as guarantor, executed a separate Guaranty Agreement (“Guaranty”). In connection with the credit agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of common stock, exercisable at $7.82 per share, pursuant to a warrant purchase agreement with Mr. Grover. At December 31, 2019, the balance of the borrowing from the credit agreement with Mr. Grover was approximately $4,085,000, net of debt discounts. (See Note 6)

Mr. Grover held the following warrants exercisable into an aggregate of 2,248,975 shares of common stock at December 31, 2019: (i) a 2014 warrant exercisable for 182,366 shares of common stock, (ii) a 2015 warrant exercisable for 200,000 shares of common stock, (iii) three 2017 warrants exercisable for an aggregate of 735,030 shares of common stock, (iv) a 2018 warrant exercisable for 631,579 shares of common stock, and (v) two 2018 warrants exercisable for an aggregate of 500,000 shares of common stock.

In addition, Mr. Grover owned 2,986,908 shares of common stock at December 31, 2019 which included: (i) 1,122,233 shares issued from the conversion of his 2017 PIPE Notes to common stock, (ii) 428,571 shares issued from the conversion of his 2015 Note to common stock, (iii) 747,664 shares issued from the conversion of his 2014 PIPE Notes to common stock, (iv) 650,242 shares from the partial exercise and inducement shares issued with the exercise of the 2014 warrants, and (v) 38,198 shares of common stock.

Paul Sallwasser

As of December 31, 2019, Mr. Paul Sallwasser was a member of the board of directors and prior to joining our board of directors he acquired a 2014 Note issued in our private placement consummated in 2014 in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant (the “2014 Warrant”) issued, in the 2014 private placement, exercisable for 14,673 shares of common stock. Prior to joining our Board of directors, Mr. Sallwasser acquired in the 2017 private placement a 2017 Note in the principal amount of approximately $38,000 convertible into 8,177 shares of common stock and a warrant (the “2017 Warrant”) issued, in the 2017 private placement, exercisable for 5,719 shares of common stock. Mr. Sallwasser also acquired in the 2017 private placement in exchange for the “2015 Note” that he acquired in our private placement consummated in 2015, a 2017 Note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 Warrant exercisable for 543 shares of common stock.

In March 2018, we completed our Series B Offering, and in accordance with the terms of the 2017 Notes, Mr. Sallwasser’s 2017 Notes converted to 9,264 shares of common stock.

In August 2019, Mr. Sallwasser acquired 14,673 shares of our common stock upon the exercise at $4.60 per share of his 2014 Warrant held by him. In connection with such exercise, Mr. Sallwasser applied $67,495 of the proceeds of his $75,000 2014 Note due to him us as consideration for the warrant exercise. The warrant exercise proceeds to us would have been $67,495. We paid the balance owed to him under his 2014 Note of $8,260 in cash, which amount include accrued interest of the 2014 Note.

Daniel J. Mangless

Daniel J. Mangless, was a beneficial owner of in excess of 5% of the outstanding shares of our common stock due to his beneficial ownership of 1,780,000 shares of common stock at December 31, 2019 which includes 63,000 shares of common stock issued from the conversion of his Series C convertible preferred stock to common stock, and 63,000 shares of common stock issued from the exercise of his December 2018 warrant, 250,000 shares of common stock issued from his February 2019 securities purchase agreement, 250,000 shares of common stock issued from his June 2019 securities purchase agreement, and 904,000 shares of common stock held by him at December 31, 2019. Mr. Mangless also owns a February 2019 warrant exercisable for 250,000 shares of common stock which he acquired in connection with a February 2019 securities purchase agreement. During 2021, Mr. Mangless liquated some of his Youngevity common stock and is no longer a beneficial owner of in excess of 5% of the outstanding shares of common stock.

In February 2019, we entered into a securities purchase agreement with Mr. Mangless pursuant to which we sold 250,000 shares of our common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, we also issued Mr. Mangless a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. We received proceeds of $1,750,000 from the stock offering. (See Note 10 to the consolidated financial statements.)

In June 2019, we entered into a second securities purchase agreement with Mr. Mangless pursuant to which we sold 250,000 shares of common stock at an offering price of $5.50 per share. We received proceeds of $1,375,000 from the stock offering. (See Note 10 to the consolidated financial statements.)

In March 2020, we entered into an agreement with Ivan Gandrud Chevrolet, Inc. (“IGC”), pursuant to which IGC agreed to provide consulting services for our commercial hemp segment in exchange for 125,000 shares of restricted common stock which were issued as fully earned. The fair value of the shares issued was approximately $158,000. In addition, we issued a five-year warrant exercisable for 250,000 shares of our common stock at an exercise price of $4.75. The warrant was deemed fully earned. IGC is 100% owned by Mr. Mangless.

In March 2020, CLR entered into a senior secured promissory note and securities purchase agreement with Mr. Mangless related to our March 2020 private placement offering pursuant to which we issued a note in the principal amount of $1,000,000 due December 31, 2020 (the “Mangless Note”) and bearing interest at 18.00% per annum. Mr. Mangless received 50,000 shares of our common stock in connection with his investment. (See Note 14 to the consolidated financial statements.)

On December 31, 2020, CLR defaulted on the settlement of the Mangless Note. On April 13, 2021, the CLR entered into a Settlement Agreement (the “Settlement Agreement”), effective as of April 2, 2021, by and among the Company, CLR, and Mr. Mangless to settle all claims related to a lawsuit filed by Mr. Mangless against the Company and CLR, on February 10, 2021, for the alleged breach by the Company and CLR of their obligations under the Mangless Note and the Mangless Pledge and Security Agreement (See Mangless v. Youngevity International, Inc. and CLR Roasters LLC, Case No. 2021-CA-996-O (Fla. Cir. Ct.)) (the “Lawsuit”). Pursuant to the Settlement Agreement, Mr. Mangless has agreed to dismiss the Lawsuit, with prejudice within five days of the Company making all of payments required under the Settlement Agreement. The Settlement Agreement provides that the Company shall make a $195,000 payment to Mr. Mangless no later than April 10, 2021 and make a $101,668 payment to Mr. Mangless beginning on May 1, 2021, and on the first day of every month thereafter through and including January 1, 2022, inclusive. In addition, pursuant to the Settlement Agreement, we have agreed to issue Mr. Mangless 1,000,000 shares of our common stock (the “Settlement Shares”) and that following the date the Company has completed the audit of its financial statements for the years ended December 31, 2019 and 2020, if it is then necessary to register the Settlement Shares with the Securities and Exchange Commission (the “SEC”) to allow Mr. Mangless to resell the Settlement Shares in the open market, to file a registration statement on Form S-1 within 60 days after bringing its audit filings up to date.

Other Related Party Transactions

Hernandez, Hernandez Export Y Compania Limitada and H&H Coffee Group Export Corp.

Our commercial coffee segment CLR, is associated with Hernandez, Hernandez, Export Y Company (“H&H”), a Nicaragua company, through sourcing arrangements to procure Nicaraguan grown green coffee beans. As part of the 2014 Siles acquisition, CLR engaged the owners of H&H, Alain Piedra Hernandez (“Mr. Hernandez”) and Marisol Del Carmen Siles Orozco (“Ms. Orozco”), as employees to manage Siles.

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply and to provide to CLR’s mill raw unprocessed green coffee to CLR in a timely and efficient manner. In addition, CLR’s largest customer for green coffee beans during the year ended December 31, 2019 was H&H Export. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

CLR made purchases from H&H Export of approximately $9,891,000 of unprocessed green coffee for the year ended December 31, 2018, for use in selling processed green coffee to other third parties and for use in CLR’s Miami roasting facilities. CLR did not have any purchases of unprocessed green coffee from H&H Export during the year ended December 31, 2019.

During the year ended December 31, 2019, CLR recorded net revenues from green coffee milling and processing services of approximately $6,416,000 and during the year ended December 31, 2018 processed green coffee beans and recorded revenues of approximately $3,938,000, to H&H Export. At December 31, 2019 and 2018, CLR's accounts receivable balance for customer related revenue by H&H Export were approximately $8,707,000 and $673,000, respectively, of which the full amount was past due at December 31, 2019. As a result, we have reserved $7,871,000 as bad debt related to this account receivable, which is net of collections through December 31, 2020. (See Note 11 to the consolidated financial statements.)

On March 6, 2020, CLR entered into a Finance, Security and ARAP Monetization Agreement (the “Agreement”) with H&H Export and H&H (collectively, “H&H”). H&H is the agent for the independent green coffee growers from which CLR purchases its unprocessed coffee beans and H&H also purchases processed coffee beans from CLR that it sells to third parties. The owners of H&H receive a percentage of profit derived from green coffee sales processed in Nicaragua. Pursuant to the Agreement, H&H has agreed to allow a Nicaraguan agency (the “Agency”), to advance on behalf of H&H, approximately $22,000,000 of the $30,100,000 of accounts receivable owed by H&H to CLR for its purchase of processed green coffee during the 2019 season. The Agency has also entered into a $46,500,000 credit facility with H&H to provide funding for H&H’s future coffee purchases of unprocessed green coffee from independent producers. Of the 2020 sales amounts to be billed by CLR for future coffee purchases of processed coffee, CLR will be paid an additional amount, at a rate of $.225 per pound of processed green coffee shipped to customers, to be applied to the remaining outstanding 2019 accounts receivable balance owed by H&H to CLR. Until such time as the entire accounts receivable balance is paid in full, H&H has agreed not take any profit interest. However, given the COVID crisis’ impact on the 2020 growing season and the continued delay in full payment of the 2019 receivable balances, management considers the H&H receivable impaired at December 31, 2019. Subsequent to the Agreement, CLR adopted the recognition of recording revenues at net for sales between CLR and H&H.

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a five-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  In March 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9.00% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. In October 2019, CLR and H&H Export amended the March 2019 agreement in terms of the maturity date such that all outstanding principal and interest is due and payable at the end of the 2020 harvest (or when the 2020 season’s harvest was exported and collected), but never to be later than November 30, 2020. The loan is secured by H&H Export’s hedging account with INTL FC Stone, accounts receivables, green coffee inventory in the possession of H&H Export and all green coffee contracts. At December 31, 2019, the note receivable including accrued interest was $5,340,000. Management has reviewed the security against the loan and the impact of the underlying COVID crisis and has determined that the net amount of the note receivable for $5,340,000, was not collected as of December 31, 2020, and therefore approximately $5,340,000 has been recognized as an allowance for collectability at the end of December 31, 2019.

Mill Construction Agreement between CLR and H&H

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into a mill construction agreement with H&H and H&H Export, Mr. Hernandez and Ms. Orozco, together with H&H, collectively referred to as (the “Nicaraguan Partner”), pursuant to which the Nicaraguan Partner agreed to transfer a 45-acre tract of land in Matagalpa, Nicaragua (the “Matagalpa Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa property (collectively the “Matagalpa Mill”) for processing coffee in Nicaragua. The addition of the mill will accommodate CLR’s green coffee contract commitments. For the years ended December 31, 2019 and 2018, CLR made payments of $2,150,000 and $900,000, respectively, towards the Matagalpa Mill project. At December 31, 2019, CLR contributed a total of $3,050,000 towards the Matagalpa Mill project, in addition $391,117 was paid for operating equipment which is included in construction in process within property and equipment, net on the Company's consolidated balance sheets. At December 31, 2019, the Nicaraguan Partner contributed a total of $1,922,000 towards the Matagalpa Mill project. CLR’s remaining portion of $1,650,000 was paid during 2020, including an additional $912,606 for operating equipment. At December 31, 2019, the Matagalpa mill was in construction and was not ready for full operations.

During 2019, we issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, we over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At December 31, 2019, the value of the shares was approximately $397,000 based on the stock price at December 31, 2019. Management has reviewed the amount due and in conjunction with the impact of the underlying COVID crisis and has determined that the receivable balance of $397,000, was more than likely to be uncollected as of December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at the end of December 31, 2019.

Amendment to Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita, a leased mill, or the Matagalpa Mill. now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met.

In addition, in January 2019 H&H Export has sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of common stock. The shares of common stock issued were valued at $7.50 per share. Profit-sharing expense for the year ended December 31, 2019 was $1,060,000 compared to a profit-sharing benefit of $910,000 in the same period last year, which is included in accrued expenses on the Company’s balance sheets.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

On April 20 and July 29, 2020, CLR and KII (the U.S. Partners) entered into agreements (“Hemp Joint Venture Agreement”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan Partners”) and established the hemp joint venture (the “Nicaraguan Hemp Grow and Extractions Group” or the “Hemp Joint Venture”).

The agreement calls for H&H Export to contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture.

The agreement calls for Nicaraguan Partners to contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

Additionally, we agreed, subject to the approval of The Nasdaq Stock Market (“Nasdaq”) to issue 1,500,000 shares of our restricted common stock, $0.001 par value, to Fitracomex. In accordance with the Hemp Joint Venture Agreement, in July 2020 we issued to Fitracomex the agreed upon shares of restricted common stock.  We also agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of our common stock at an exercise price of US $1.50, exercisable for a term of five (5) years after completion of the construction and upon the approval by our stockholders of the proposed issuance. In addition, we agreed to use our best efforts to register the resale of the shares of our common stock issued to Fitracomex under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and make any necessary applications with Nasdaq to list the shares.

The U.S. Partners and H&H Export will serve as the managing partners with all business decisions will require prior consent and agreement of both parties. The Net Profits and Net Losses for each fiscal period shall be allocated among the partners as follows: twenty five percent (25%) to the Nicaraguan Partners and seventy five percent (75%) to the U.S. Partners.

Master Relationship Agreement

In March 2021, CLR entered into a Master Relationship Agreement (“MA Agreement”) with the owners of H&H in order to memorialize the various agreements and modifications to those agreements. Additionally, certain events have occurred that have kept the parties from complying with the terms of each of the original agreements and have caused there to be an imbalance with the respect to the funds owed by one party to the other; therefore this MA Agreement also sets forth a detailed accounting of the different business relationships and reconciles the monetary obligations between each party through the end of fiscal year 2020.

This MA Agreement memorialized the key settlement terms and established that H&H owes CLR approximately $10,700,000, described as “H&H Coffee Liability”, that is composed of:
●
past due accounts receivable owed to CLR from H&H for 2019 and 2020;
●
the $5,000,000 note due plus accrued interest on the note;
●
CLR lost profits in 2019 and 2020;
●
the return of working capital provided by CLR for the 2019 and 2020 green coffee program.

The agreement also includes an offset against amounts owed by H&H to CLR consisting of:
●
H&H’s 25% profit sharing participation for 2019 and 2020;
●
and an offset of H&H’s open payables owed by CLR to H&H in the amount of approximately $243,000.

The MA Agreement provides that approximately $10,700,000 is owed to CLR by H&H and H&H agrees to satisfy this obligation by providing CLR a minimum of 20 containers of strictly high grown coffee (approximately 825,000 pounds of coffee) per month, commencing at the end of March 2021 and continuing monthly until the aforesaid amount is paid in full. The MA Agreement stipulates that the parties have agreed that the coffee to be provided to CLR by H&H for the shipments described above, that in order to satisfy H&H’s debt to CLR, shall not be produced on any plantation that the parties have a joint interest in. CLR has recorded allowances of $7,871,000 related to the H&H trade accounts receivable $5,340,000 related to the H&H notes receivable during the year ended December 31, 2019 due to H&H’s repayment history and risks associated with redemption of the receivable in coffee.

Other Agreement between CLR & H&H

In May 2017, CLR entered a settlement agreement, as amended, with Mr. Hernandez who was issued a warrant for the purchase of 75,000 shares of our common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from CLR to H&H as relates to a sourcing and supply agreement with H&H and H&H Export. The warrants were outstanding at both December 31, 2019 and 2018.

Compensation of Our Current Directors and Executive Officers

For information with respect to the compensation offered to our current directors and executive officers, please see the descriptions under the heading “Executive and Director Compensation” of this Annual Report.

Related Party Transaction Policy and Procedures

Pursuant to our Related Party Transaction and Procedures, our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with us without the prior consent of our audit committee or our independent directors. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, must first be presented to our audit committee for review, consideration and approval. The request shall include a description of the transaction and the aggregate dollar amount. In determining whether to approve, ratify, disapprove or reject a related party transaction, the audit committee, shall take into account, among other factors it deems appropriate, whether the related party transaction is entered into on terms no less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances; the results of an appraisal, if any; whether there was a bidding process and the results thereof; review of the valuation methodology used and alternative approaches to valuation of the transaction; and the extent of the related person’s interest in the transaction. Our audit committee approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Mayer Hoffman McCann P.C. for the year ended December 31, 2018, and fees billed to us by MaloneBailey, LLP for the year ended December 31, 2019. All fees described below were approved by the Board or the audit committee:

	December 31,
	2019	2018
Audit Fees and Expenses (1)	$675,000	$805,000
Audit Related Fees	-	-
All Other Fees	-	-
	$675,000	$805,000

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

2.
Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the years ended December 31, 2019 and 2018 and have therefore been omitted.

3.
The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
1.1	Form of Selling Agent Agreement (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on January 23, 2018)
1.2
Form of Selling Agent Agreement (Amendment) (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on January 23, 2018)

1.3
Form of Selling Agency Agreement between Youngevity International, Inc. and Tripoint Global Equities, LLC (Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

1.4
At-The-Market Offering Agreement dated January 7, 2019 by and between Youngevity International, Inc. and The Benchmark Company, LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2019, File No. 001-38116).

1.5
Underwriting Agreement, dated September 19, 2019, by and between Youngevity International, Inc. and The Benchmark Company, LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on September 24, 2019)

1.6
Underwriting Agreement, dated December 17, 2019, by and between Youngevity International, Inc. and The Benchmark Company, LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on December 19, 2019)

3.1
Certificate of Incorporation Dated July 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
3.3
Certificate of Amendment to the Certificate of Incorporation dated June 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on June 7, 2017)

3.4
Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 8, 2018)

3.5
Certificate of Correction to Certificate of Designation of Powers, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 16, 2018)

3.6
Certificate of Designations for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 21, 2018)

3.7
Certificate of Increase to the Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 4, 2018)

3.8
Certificate of Designations, Rights and Preferences of the 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on September 24, 2019)

3.9
Certificate of Increase to the Certificate of Designations, Rights and Preferences of the 9.75%Series D Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K,File No. 000-54900, filed with the Securities and Exchange Commission on December 19, 2019)

4.1
Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

4.2
Stock Option issued to Stephan Wallach (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 1012G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)

4.3
Stock Option issued to Michelle Wallach (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)

4.5
Stock Option issued to David Briskie (incorporated herein by reference to Exhibit 4.5 to the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)

4.6
Stock Option issued to Richard Renton (incorporated herein by reference to Exhibit 4.6 the Company’s Form 10-12G, File No. 000-54900, Filed with the Securities and Exchange Commission on February 12, 2013)

4.7
Form of Note Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

4.8
Form of Secured Convertible Notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

4.9
Form of Series A Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

4.10
Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

4.11
Form of Note Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)

4.12
Form of Secured Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)

4.13
Form of Note Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)

4.14
Form of Secured Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)

4.15
Form of Series A Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on October 16, 2015)

4.16
Form of Notice of Award of Restricted Stock Units (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.17
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement, File No. 333-219027 filed with the Securities and Exchange Commission on June 29, 2017)

4.18
Form of Note Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)

4.19
Form of Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)

4.20
Form of Series D Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)

4.21
Form of Selling Agent’s Warrant (incorporated herein by reference to Exhibit 4.23 to the Company’s Amendment No. 1 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on January 23, 2018)

4.22
Form of First Amendment to Series D Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 23, 2018)

4.23
Form of Senior Note (incorporated herein by reference to Exhibit 4.27 to the Company’s Registration Statement on Form S-3, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)

4.24
Form of Subordinated Note (incorporated herein by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)

4.25
Form of Warrant (incorporated herein by reference to Exhibit 4.29 to the Company’s Registration Statement on Form S-3, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)

4.26
Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.30 to the Company’s Registration Statement on Form S-3, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)

4.27
Form of Unit Agreement (incorporated herein by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3, File No. 333-225053 filed with the Securities and Exchange Commission on May 18, 2018)

4.28
Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116)

4.29
Form of Warrant Agreement with Carl Grover (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

4.30
Form of $5.35 Warrant Agreement with Ascendant Alternative Strategies, LLC (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

4.31
Form of $4.75 Warrant Agreement with Ascendant Alternative Strategies, LLC (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

4.32
Warrant, dated December 13, 2018, issued to Carl Grover (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

4.33
Warrant, dated December 13, 2018, issued to Carl Grover (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

4.34
Warrant, dated December 13, 2018, issued to Ascendant Alternative Strategies, LLC (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

4.35
Form of Investor Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

4.36
Form of Contingent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

4.37
Form of Contingent Warrant #2 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

4.38
Form of 6% Convertible Notes (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)

4.39	Form of 8% Secured Promissory Note dated March 18, 2019 by and between Youngevity International, Inc. and certain investors. *
4.40
Warrant Purchase Agreement, dated December 13, 2018, between Youngevity International, Inc. and Carl Grover (incorporated herein by reference to Exhibit 4.39 to the Company’s Annual Report on Form 10-K, File 000-54900, filed with the Securities and Exchange Commission on April 15, 2019)

4.41	Description of Capital Securities as of December 31, 2019 of Youngevity International, Inc. *
4.42
18% Senior Secured Promissory Note, dated March 20, 2020 issued by Youngevity International, Inc. in favor of Daniel Mangless (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2020 (File No. 001-38116))

10.1
Purchase Agreement with M2C Global, Inc. dated March 9, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.2
First Amendment to Purchase Agreement with M2C Global, Inc. dated September 7, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.3
Asset Purchase Agreement with MLM Holdings, Inc. dated June 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.4
Agreement of Purchase and Sale with Price Plus, Inc. dated September 21, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.5
Exclusive License/Marketing Agreement with GLIE, LLC dba True2Life dated March 20, 2012 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.6	2012 Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.7	Form of Stock Option (incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)
10.8
Lease with 2400 Boswell LLC dated May 1, 2001 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.9
Promissory Note with Plaza Bank dated March 14, 2013 (incorporated herein by reference to the Company’s Form 10-12G, File No. 000-54900, filed with the Securities and Exchange Commission on February 12, 2013)

10.10
Form of Security Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

10.11
Guaranty Agreement made by Stephan Wallach (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on August 5, 2014)

10.12
Form of Security Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)

10.13
Guaranty Agreement made by Stephan Wallach (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 000-54900, filed with the Securities and Exchange Commission on January 7, 2015)

10.14
Amended and Restated 2012 Stock Incentive Plan (Previously filed with the Company’s Definitive Information Statement on Schedule 14C File No. 000-54900, filed with the Securities and Exchange Commission on March 21, 2017)

10.15
Form of Stock Option (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)

10.16
Third Amendment with Crestmark Bank dated May 1, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2017)

10.17
Form of Subscription Agreement (BANQ and other subscribers) (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.18
Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 3, 2017)

10.19
Form of Subscription Agreement (Folio subscribers) (incorporated herein by reference to Exhibit 10.42 to the Company’s Amendment No. 2 to Form S-1, File No. 333-221847, filed with the Securities and Exchange Commission on February 7, 2018)

10.20
Loan and Security Agreement with Crestmark Bank and related schedules dated November 16, 2017 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2018)

10.21
Amendment No. 1 to the Loan and Security Agreement with Crestmark Bank, dated December 29, 2017 (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, File No. 000-54900, filed with the Securities and Exchange Commission on March 30, 2018)

10.22
Form of Securities Purchase Agreement between Youngevity International, Inc. and Investor (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116))

10.23
Form of Registration Rights Agreement between Youngevity International, Inc. and Investor (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2018 (File No. 001-38116)

10.24
Exchange Agreement between the Company and Carl Grover dated October 23, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

10.25
Advisory Agreement between the Company and Corinthian Partners LLC dated October 23, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on October 29, 2018)

10.26
Credit Agreement, dated December 13, 2018, by and among CLR Roasters, LLC, Siles Family Plantation Group, S.A. and Carl Grover (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.27
Security Agreement, dated December 13, 2018, by and among CLR Roasters, LLC, Siles Family Plantation Group, S.A. and Carl Grover (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.28
Guaranty, dated December 13, 2018, executed by Siles Family Plantation Group, S.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.29
Security Agreement, dated December 13, 2018, by and among Stephan Wallach, Michelle Wallach and Carl Grover (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.30
Warrant Purchase Agreement, dated December 13, 2018, between Youngevity International, Inc. and Carl Grover (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on December 19, 2018)

10.31
Exclusive Agreement with Icelandic Water Holdings hf., dated January 10, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 11, 2019)

10.32
Amended and Restated 2012 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 11, 2019)

10.33
CLR Siles Mill Construction Agreement date January 15, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on January 18, 2019)

10.34	Amendment to the March 2014 Operating and Profit-Sharing Agreement between Hernandez, Hernandez, Export Y Company and CLR Roasters, LLC dated January 15, 2019.*
10.35
Securities Purchase Agreement, dated February 6, 2019, with Daniel Mangless (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.36
Asset and Equity Purchase Agreement by and between Youngevity International, Inc., Khrysos Industries, Inc., Khrysos Global, Inc., INX Holdings, LLC, Leigh Dundore and Dwayne Dundore (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 12, 2019)

10.37
Form of Subscription Agreement to purchase 6% Convertible Notes (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)

10.38
Security Agreement between Youngevity International, Inc. and investors (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on February 15, 2019)

10.39	Securities Purchase Agreement dated June 17, 2019 by and between Youngevity International, Inc. and certain investors.*
10.40
Letter Agreement with Carl Grover, dated July 29, 2019 (incorporated herein by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 5, 2019)

10.41
Finance, Security and AR AP Monetization Agreement, dated March 6, 2020 by and between H&H Coffee Group Export Corp, H&H Export Y CIA. LTDA. and CLR Roasters, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2020 (File No. 000-38116)).

10.42
Amendment One to Loan Agreement Loan Agreement dated March 31, 2019, by and between CLR Roasters, Inc., and H&H Coffee Group Export Corp., dated October 31, 2019 and Loan Agreement dated March 31, 2019, by and between CLR Roasters, Inc., and H&H Coffee Group Export Corp.*

10.43
18% Senior Secured Promissory Note, dated March 20, 2020, with Daniel Mangless (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 26, 2020)

10.44
Securities Purchase Agreement, by and between Youngevity International, Inc. and Daniel Mangless, dated March 20, 2020, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 26, 2020)

10.45
Pledge and Security Agreement, by and between Youngevity International, Inc. and Daniel Mangless, dated March 20, 2020, (incorporated herein by reference to Exhibit 10.2] to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on March 26, 2020)

10.46
Joint Venture Agreement, dated April 20, 2020, by and among CLR Roasters, LLC, Khrysos Industries, Inc., H&H Coffee Group Export Corp. and P&S Corporation Trading Investments Inc. d/b/a: The Nica Hemp Cooperative (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 5, 2020)

10.47
Amendment to Joint Venture Agreement, dated July 29, 2020, by and among CLR Roasters, LLC, Khrysos Industries, Inc., H&H Coffee Group Export Corp. and Fitracomex, Inc., as successor in interest to P&S Corporation Trading Investments Inc. d/b/a: The Nica Hemp Cooperative (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38116, filed with the Securities and Exchange Commission on August 5, 2020)

10.48
Master Relationship Agreement, dated March 2, 2021, by and among CLR Roasters, LLC, Hernandez, Hernandez Export Y Compania Limitida, H&H Coffee Group Export Corp., Alain Piedra Hernandez, Marisol Del Carmen Siles Orozco. *

21.1	Subsidiaries of Youngevity International, Inc. *
23.1	Consent of Consent of MaloneBailey, LLP *
23.2	Consent of Mayer Hoffman McCann P.C. *
31.1	Certification of Stephan Wallach, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of William Thompson, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Stephan Wallach, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNGEVITY INTERNATIONAL, INC.

June 24, 2021	By:	/s/ Stephan Wallach
Stephan Wallach,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephan Wallach	Chief Executive Officer and Chairman	June 24, 2021
Stephan Wallach	(Principal Executive Officer)

/s/ William Thompson	Chief Financial Officer	June 24, 2021
William Thompson	(Principal Financial and Accounting Officer)

/s/ David Briskie	President, Chief Investment Officer and Director	June 24, 2021
David Briskie

/s/ Kevin Allodi	Director	June 24, 2021
Kevin Allodi

/s/ Daniel Dorsey	Director	June 24, 2021
Daniel Dorsey

/s/ Paul Sallwasser	Director	June 24, 2021
Paul Sallwasser