Form 10-Q/A
period 2019-03-31
Youngevity International, Inc.
filed 2021-09-13
CIK 1569329

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes []  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

On October 13, 2020, the Audit Committee of the Board of Directors (the “Board”) of Youngevity International, Inc., (together with its subsidiaries, the “Company”, “we”, “our” or “us”), following discussion with management, determined that the unaudited condensed consolidated financial statements (the “Previously Issued Financial Statements”) presented in the Company’s Quarterly Report for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon as a result of the following error:

●
       During the three months ended March 31, 2019 certain revenues related to green coffee sales, within the Company’s commercial coffee segment, that were recognized at gross should have been recorded at net.

During the Company’s 2019 annual audit, it was determined that the Company had not fairly valued certain assets acquired in its acquisition of Khrysos Global, Inc., as of the closing date. As a result, the Company is restating its financial statements related to its commercial hemp segment detailed below for the following error:

●
During the three months ended March 31, 2019, the fair value of certain fixed assets acquired in the acquisition of Khrysos Global, Inc., and the share price valuation for the common stock issued as consideration for the acquisition were not fairly valued as of the closing date.

A description of the restatement is presented in Note 2 under the caption Restatement of previously reported unaudited condensed consolidated financial statements.

Accordingly, the Company is filing this Amendment No. 1 (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended March 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2019 (the “Original Filing”), to reflect the amendment and restatement of our Unaudited Condensed Consolidated Balance Sheet at March 31, 2019, Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and the related notes thereto and related disclosures as of March 31, 2019.  This Form 10–Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

Background and Effects of the Restatement

On October 16, 2020, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to Previously Issued Financial Statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, the Company determined that a restatement was necessary due to a change in the accounting treatment of its revenue derived from its green coffee sales, which had been accounted for on a gross basis and is now being accounted for on a net basis reflecting the deduction of cost of revenue related to such revenue. During the Company’s 2019 annual audit, the Company reassessed its accounting for revenue derived from its CLR Roasters LLC., (“CLR”) commercial coffee segment, specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”), which was the provider of the “wet” green coffee and the buyer of the processed coffee for the three months ended March 31, 2019.

Based on its assessment, management has determined that for green coffee sales made by CLR to its joint venture partner, H&H Export, for sales originally recorded at gross (revenue recorded without reduction for cost to purchase the inventory) should have recorded these sales at net. See Note 1, to the condensed consolidated financial statements under “Other Relationship Transactions” for further discussion related to H&H Export.

-i-

On February 15, 2019, the Company and Khrysos Industries, Inc., closed its acquisition of Khrysos Global, Inc., detailed further in Note 5 to the unaudited condensed consolidated financial statements below. In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date including; i) $1,127,000 related to the certain fixed assets, and ii) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000.  In addition, this Form 10-Q/A has added to Note 12, to the accompanying notes to the condensed consolidated financial statements disclosure that includes the disclosure of capital expenditures recorded as the result of the acquisition of Khrysos Global Inc., reflecting the change in the fair value of the fixed assets from approximately $2,260,000 to $1,133,000.

Accordingly, this Form 10–Q/A restates the Company’s unaudited condensed consolidated financial statements; i) Unaudited Condensed Consolidated Balance Sheet at March 31, 2019, ii) Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2019, iii) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019, and iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019.

For a description of the effect of the restatement as of March 31, 2019 and for the three months ended March 31, 2019, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to the Company’s unaudited condensed consolidated financial statements in “Item 1. Financial Statements” contained herein.  In connection with the restatement of the Company’s condensed consolidated financial statements in this Form 10–Q/A, management determined that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were ineffective during this reporting period. For a description of the material weaknesses identified by management and managements implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

Items Amended in This Filing

This Form 10–Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10–Q/A to modify or update other disclosures presented in the Original Filing to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement.

This Form 10–Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

The following items have been amended as a result of this restatement:

●
Part I

●
Item 1. Financial Statements;

●
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●
Item 4. Controls and Procedures;

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10–Q/A.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

●
Part II

●
Item 1A. Risk Factors;
●
Item 6. Exhibits

-ii-

YOUNGEVITY INTERNATIONAL, INC.

-iii-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	March 31, 2019	December 31, 2018
ASSETS	(Unaudited) (Restated)*
Current Assets
Cash and cash equivalents	$2,540	$2,879
Accounts receivable trade (Note 1)	7,706	4,028
Income tax receivable	75	74
Inventory	24,164	21,776
Advances (Note 1)	-	5,000
Notes receivable	5,000	-
Prepaid expenses and other current assets	4,891	5,263
Total current assets	44,376	39,020

Property and equipment, net	19,729	15,105
Operating lease right-of-use assets	5,509	-
Deferred tax assets	148	148
Intangible assets, net	23,919	15,377
Goodwill	13,154	6,323
Other assets – notes receivable	949	-
Total assets	$ 107,784	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 8,861	$8,478
Accrued distributor compensation	4,143	3,289
Accrued expenses	6,462	6,582
Deferred revenues	2,268	2,312
Line of credit	2,432	2,256
Other current liabilities	535	1,912
Operating lease liabilities, current portion	745	-
Finance lease liabilities, current portion	978	1,168
Notes payable, current portion	158	141
Convertible notes payable, current portion	681	647
Warrant derivative liability	5,369	9,216
Contingent acquisition debt, current portion	792	795
Total current liabilities	33,424	36,796

Operating lease liabilities, net of current portion	4,764	-
Finance lease liabilities, net of current portion	927	1,107
Notes payable, net of current portion	10,378	7,629
Convertible notes payable, net of current portion	1,981	-
Contingent acquisition debt, net of current portion	7,341	7,466
Total liabilities	58,815	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 28,890,671 and 25,760,708 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	29	26
Additional paid-in capital	244,906	206,757
Accumulated deficit	(196,023)	(183,763)
Accumulated other comprehensive income (loss)	57	(45)
Total stockholders’ equity	48,969	22,975
Total Liabilities and Stockholders’ Equity	$ 107,784	$75,973

* The Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019 (Unaudited)	2018
	(Restated)*
Revenues	$41,192	$42,994
Cost of revenues	14,343	17,982
Gross profit	26,849	25,012
Operating expenses
Distributor compensation	14,890	15,578
Sales and marketing	4,019	3,499
General and administrative	19,881	5,911
Total operating expenses	38,790	24,988
Income (loss) from Operations	(11,941)	24
Interest expense, net	(1,507)	(1,712)
Change in fair value of warrant derivative liability	1,486	712
Extinguishment loss on debt	-	(1,082)
Total other expense	(21)	(2,082)
Net loss before income taxes	(11,962)	(2,058)
Income tax provision	298	250
Net Loss	(12,260)	(2,308)
Preferred stock dividends	(14)	(3)
Net Loss Available to Common Stockholders	$(12,274)	$(2,311)

Net loss per share, basic	$(0.45)	$(0.12)
Net loss per share, diluted	$(0.49)	$(0.13)

Weighted average shares outstanding, basic	27,577,576	19,744,144
Weighted average shares outstanding, diluted	28,025,172	19,758,402

* The Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 has been restated. See Note 2.

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

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Restated)*	Loss	Deficit	(Restated)*
Balance at December 31, 2018	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	(12,260)	(12,260)
Foreign currency translation adjustment	-	-	-	-	-	-	-	102	-	102
Issuance of common stock from at-the-market offering and exercise of stock options and warrants, net	-	-	-	-	309,636	1	1,454	-	-	1,455
Issuance of common stock for services	-	-	-	-	75,000	-	417	-	-	417
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	255,000	-	1,750	-	-	1,750
Issuance of common stock for acquisition of Khrysos	-	-	-	-	1,794,972	1	13,999	-	-	14,000
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock for true-up shares	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	61,000	-	293	-	-	293
Issuance of common stock related to purchase of land - H&H	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock related to purchase of trademark - H&H	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	295,910	1	2,308	-	-	2,309
Release of warrant liability upon exercise of warrants	-	-	-	-	-	-	866	-	-	866
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	1,494	-	-	1,494
Warrant issued upon vesting for services	-	-	-	-	-	-	1,656	-	-	1,656
Dividends on preferred stock	-	-	-	-	-	-	(14)	-	-	(14)
Stock based compensation expense	-	-	-	-	-	-	11,344	-	-	11,344
Balance at March 31, 2019	161,135	$-	129,437	$-	28,890,671	$29	$244,906	$57	$(196,023)	$48,969

 * The Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 has been restated. See Note 2.

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

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:	(Restated)*
Net loss	$(12,260)	$(2,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	1,259
Stock-based compensation expense	11,344	237
Amortization of debt discounts and issuance costs	199	543
Change in fair value of warrant derivative liability	(1,486)	(712)
Change in fair value of contingent acquisition debt	-	(213)
Changes in inventory reserve	159	-
Extinguishment loss on debt	-	1,082
Equity issuance for services	1,859	27
Stock issuance for true-up shares	281	-
Deferred taxes	-	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(3,369)	(1,231)
Inventory	(1,283)	(1,139)
Prepaid expenses and other current assets	(111)	(484)
Accounts payable	54	794
Accrued distributor compensation	854	259
Deferred revenues	(44)	1,302
Accrued expenses and other liabilities	(2,173)	(1,075)
Income taxes receivable	-	95
Net Cash Used in Operating Activities	(4,831)	(1,427)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	(50)
Purchases of property and equipment	(2,291)	(106)
Net Cash Used in Investing Activities	(2,716)	(156)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	3,750	-
Proceeds from private placement of common stock, net of offering costs	2,267	3,289
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,455	3
Proceeds net of repayment on line of credit	176	770
Payments of notes payable	(35)	(58)
Payments of contingent acquisition debt	(128)	(10)
Payments of finance leases	(368)	(232)
Payments of dividends	(11)	-
Net Cash Provided by Financing Activities	7,106	3,762

Foreign Currency Effect on Cash	102	201
Net (decrease) increase in cash and cash equivalents	(339)	2,380
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$2,540	$3,053

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,034	$1,191
Income taxes	$-	$44

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$-	$664
Purchases of property and equipment funded by mortgage agreements	$450	$-
Fair value of stock issued for services (Note 11)	$417	$-
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5)	$14,000	$-
Dividends declared but not paid at the end of period (Note 11)	$14	$-
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$1,877
Fair value of warrants issued in connection with the Series B Preferred Stock Offering	$-	$75
Conversion of 2017 Notes to Common Stock	$-	$7,254

* The Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 has been restated. See Note 2.

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

Segment Information

The Company has three reportable segments: direct selling, commercial coffee, and commercial hemp. The direct selling segment develops and distributes health and wellness products through its global independent direct selling network also known as multi-level marketing. The commercial coffee segment is engaged in coffee roasting and distribution (specializing in gourmet coffee), mill processing of green coffee, and sales of green coffee. The commercial hemp segment manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. The determination that the Company has three reportable segments is based upon the guidance set forth in Accounting Standards Codification (“ASC”) Topic– 280, “Segment Reporting.”

During the three months ended March 31, 2019, the Company derived approximately 81.1% of its revenue from its direct selling segment and approximately 18.7% of its revenue from its commercial coffee segment. Commercial hemp segment revenues during the current quarter represented 0.2% of total revenues as it is newly acquired. During the three months ended March 31, 2018, the Company had two reportable segments and derived approximately 82% of its revenue from its direct selling segment and approximately 18% of its revenue from its commercial coffee segment.

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

On January 7, 2019, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with The Benchmark Company, LLC (“Benchmark”), as sales agent, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, par value $0.001 per share, through Benchmark, as sales agent (the “Sales Agent”), for the sale of up to $60,000,000 of shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the ATM Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the ATM Agreement. The Company will pay the Sales Agent 3.0% commission of the gross sales proceeds. During the three months ended March 31, 2019, the Company sold a total of 1,000 shares of common stock under the ATM Agreement.

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

Carl Grover

Mr. Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares. On December 13, 2018, CLR, entered into a Credit Agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (“Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate Guaranty Agreement (“Guaranty”). The Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a Warrant Purchase Agreement, dated December 13, 2018, with Mr. Grover. (See Note 7 below.)

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

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply and provide to CLR’s mill raw unprocessed green coffee to CLR in a timely and efficient manner. Substantially all the green coffee processed through the Siles mill was coffee assigned to CLR for processing. In addition, during 2018, CLR sold green coffee beans to H&H Coffee Group Export Corp., (“H&H Export”), a Florida based company which is affiliated with H&H. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

CLR made purchases from H&H of approximately $2,576,000 of green coffee for the three months ended March 31, 2019, for use in the Company’s Miami roasting facilities. There were no purchases of green coffee from H&H to be sold to other third parties during the three months ended March 31, 2019.

CLR made purchases from H&H of approximately $3,734,000 of green coffee for the three months ended March 31, 2018, for use in the Company’s Miami roasting facilities and for use in selling processed green coffee to third parties.

During the three months ended March 31, 2019, CLR recorded net revenues from processing services of approximately $4,826,000. There was no processing service revenue during the three months ended March 31, 2018.

During the three months ended March 31, 2018, CLR recorded the sale of processed green coffee beans, to H&H Export as gross revenue of $2,443,000. There were no processed green coffee bean sales, to H&H Export during the three months ended March 31, 2019.

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

Revenue Recognition

The Company recognizes revenue from product sales under the following five steps are completed: i) Identify the contract with the customer; ii) Identify the performance obligations in the contract; iii) Determine the transaction price; iv) Allocate the transaction price to the performance obligations in the contract; and v) Recognize revenue when (or as) each performance obligation is satisfied (see Note 4, below).

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

Commitments and Contingencies

The Company is from time to time, the subject of claims and suits arising out of matters related to the Company’s business. The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which the Company is party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted the Company’s business because of defense costs, diversion of management resources and other factors

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. Topic 606 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provision of this guidance using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under Topic 606. The Company’s accounting policies did not change materially as a result of applying the principles of revenue recognition from Topic 606 and are largely consistent with existing guidance and current practices applied by the Company. (See Note 4, below.)

Note 2. Restatement of previously reported unaudited condensed consolidated financial statements

Background and Effects of the Restatement

During the Company’s 2019 annual audit, the Company reviewed revenues related to CLR specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”). These sales were originally recorded at gross, along with the respective cost of revenue.

As part of the review, the Company assessed whether the 2019 green coffee sales to H&H Export depicted the transfer of promised goods or services to H&H Export in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps were applied to review if the core revenue recognition principles were met as such the Company concluded it had not met all the criteria when applying these steps:

●
Step 1: Identify the contract with the customer

●
Step 2: Identify the performance obligations in the contract

●
Step 3: Determine the transaction price

●
Step 4: Allocate the transaction price to the performance obligations in the contract

●
Step 5: Recognize revenue when the company satisfies a performance obligation

During this review process the Company focused on identifying the performance obligations in the contracts with H&H Export (the provider of the “wet” green coffee and the buyer of the processed coffee). The Company’s assessment indicated that according to the underlying terms and conditions of the contracts that CLR entered into with H&H Export, that CLR had been assigned the green coffee beans as coffee was delivered to its mill processing facility. Assignment of the coffee is defined as taking of physical possession of the green coffee for the purpose of processing the green coffee. Under the assignment CLR was responsible for insuring all reasonable and necessary actions to ensure the coffee beans are safeguarded during processing at the Company’s coffee mill. CLR, however, does not take ownership and does not incur financial risk associated with the coffee as it is delivered to its mill for the purpose of processing. Based on the above assessment, management has determined that when CLR provides the processed green coffee to H&H export, the goods or services provided to H&H Export is the performance obligation to provide milling services for the green coffee. As such, the Company is the agent for the milling services.

Management has also determined that since the Company does not control the green coffee beans at the point of delivery to the mill, and that legal title to the green coffee beans is transferred momentarily, before the green coffee beans are sold back to H&H Export, that the Company is therefore an agent in sales transactions of green coffee beans to H&H Export.

Therefore, management has determined that for green coffee sales made by the Company to its joint venture partner, H&H Export, the Company should have recorded these sales at net of costs to purchase inventory, which reflects the value of the performance obligation to provide milling services. For the quarter ended March 31, 2019, the Company is restating its revenue for coffee sold to H&H Export at net.

On February 15, 2019, the Company and Khrysos Industries, Inc., closed its acquisition of Khrysos Global, Inc., detailed further in Note 5 to the unaudited condensed consolidated financial statements below. In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date including; i) $1,127,000 related to the certain fixed assets, and ii) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheet at March 31, 2019; (ii) unaudited condensed consolidated statement of operations for the three months ended March 31, 2019; and (iii) unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019. A summary of the effect of the restatement on the unaudited condensed consolidated statement of changes to stockholders’ equity for the three months ended March 31, 2019 are not presented because the impact to additional paid-in-capital are reflected below in the unaudited condensed consolidated balance sheet summaries.

Summary of Restatement – Unaudited Condensed Consolidated Balance Sheet

The effects of the restatement on the Company’s unaudited condensed consolidated balance sheet are as follows:

	March 31, 2019
	Previously Reported	Adjustments	Restated
ASSETS
Current Assets
Cash and cash equivalents	$2,540	$-	$2,540
Accounts receivable, trade	21,629	(13,923)	7,706
Income tax receivable	75	-	75
Inventory	46,805	(22,641)	24,164
Notes receivable	5,000	-	5,000
Prepaid expenses and Other current assets	4,891	-	4,891
Total current assets	80,940	(36,564)	44,376

Property and equipment, net	20,856	(1,127)	19,729
Operating lease right-of-use assets	5,509	-	5,509
Deferred tax assets	148	-	148
Intangible assets, net	23,919	-	23,919
Goodwill	10,676	2,478	13,154
Other assets – notes receivable	949	-	949
Total assets	$142,997	$ (35,213)	$ 107,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$22,784	$ (13,923)	$ 8,861
Accrued distributor compensation	4,143	-	4,143
Accrued expenses	29,103	(22,641)	6,462
Deferred revenues	2,268	-	2,268
Line of credit	2,432	-	2,432
Other current liabilities	535	-	535
Operating lease liabilities, current portion	745	-	745
Finance lease liabilities, current portion	978	-	978
Notes payable, current portion	158	-	158
Convertible notes payable, current portion	681	-	681
Warrant derivative liability	5,369	-	5,369
Contingent acquisition debt, current portion	792	-	792
Total current liabilities	69,988	(36,564)	33,424

Operating lease liabilities, net of current portion	4,764	-	4,764
Finance lease liabilities, net of current portion	927	-	927
Notes payable, net of current portion	10,378	-	10,378
Convertible notes payable, net of current portion	1,981	-	1,981
Contingent acquisition debt, net of current portion	7,341	-	7,341
Total liabilities	95,379	(36,564)	58,815

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized	-	-	-
Convertible Preferred Stock, Series A - 161,135 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 28,890,671 and 25,760,708 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	29	-	29
Additional paid-in capital	243,555	1,351	244,906
Accumulated deficit	(196,023)	-	(196,023)
Accumulated other comprehensive loss	57	-	57
Total stockholders’ equity	47,618	1,351	48,969
Total Liabilities and Stockholders’ Equity	$142,997	$ (35,213)	$ 107,784

Summary of Restatement – Unaudited Condensed Consolidated Statement of Operations

 The effects of the restatement on our unaudited condensed consolidated statement of operations are as follows:

	Three Months Ended March 31, 2019
	Previously Reported	Adjustments	Restated
Revenues	$56,300	$(15,108)	$41,192
Cost of revenues	29,451	(15,108)	14,343
Gross profit	26,849	-	26,849
Operating expenses
Distributor compensation	14,890	-	14,890
Sales and marketing	4,019	-	4,019
General and administrative	19,881	-	19,881
Total operating expenses	38,790	-	38,790
Loss from Operations	(11,941)	-	(11,941)
Interest expense, net	(1,507)	-	(1,507)
Change in fair value of warrant derivative liability	1,486	-	1,486
Total other expense, net	(21)	-	(21)
Net loss before income taxes	(11,962)	-	(11,962)
Income tax provision	298	-	298
Net loss	(12,260)	-	(12,260)
Preferred stock dividends	(14)	-	(14)
Net Loss Available to Common Stockholders	$(12,274)	$-	$(12,274)

Net loss per share, basic	$(0.45)	$-	$(0.45)
Net loss per share, diluted	$(0.49)	$-	$(0.49)

Weighted average shares outstanding, basic	27,577,576	-	27,577,576
Weighted average shares outstanding, diluted	28,025,172	-	28,025,172

Summary of Restatement – Unaudited Condensed Consolidated Statement of Cash Flows

The effect of the restatement on our unaudited condensed consolidated statement of cash flows are as follows:

	Three Months Ended March 31, 2019
	Previously Reported	Adjustments	Restated

Cash Flows from Operating Activities:
Net loss	$(12,260)	$-	$(12,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	-	1,145
Stock-based compensation expense	11,344	-	11,344
Amortization of debt discounts and issuance costs	199	-	199
Change in fair value of warrant derivative liability	(1,486)	-	(1,486)
Change in inventory reserve	159	-	159
Equity issuance for services	1,859	-	1,859
Stock issuance for true-up shares	281	-	281
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(17,292)	13,923	(3,369)
Inventory	(23,924)	22,641	(1,283)
Prepaid expenses and other current assets	(111)	-	(111)
Accounts payable	13,977	(13,923)	54
Accrued distributor compensation	854	-	854
Deferred revenues	(44)	-	(44)
Accrued expenses and other liabilities	20,468	(22,641)	(2,173)
Net Cash Used in Operating Activities	(4,831)	-	(4,831)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	-	(425)
Purchases of property and equipment	(2,291)	-	(2,291)
Net Cash Used in Investing Activities	(2,716)	-	(2,716)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	3,750	-	3,750
Proceeds from private placement of common stock, net of offering costs	2,267	-	2,267
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,455	-	1,455
Proceeds net of repayment on line of credit	176	-	176
Payments of notes payable	(35)	-	(35)
Payments of contingent acquisition debt	(128)	-	(128)
Payments of finance leases	(368)	-	(368)
Payments of dividends	(11)	-	(11)
Net Cash Provided by Financing Activities	7,106	-	7,106
Foreign Currency Effect on Cash	102	-	102
Net decrease in cash and cash equivalents	(339)	-	(339)
Cash and Cash Equivalents, Beginning of Period	2,879	-	2,879
Cash and Cash Equivalents, End of Period	$2,540	$-	$2,540

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,034	$-	$1,034
Income taxes	$-	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$-	$-	$-
Purchases of property and equipment funded by mortgage agreements	$450	$-	$450
Fair value of stock issued for services (Note 11)	$417	$-	$417
Fair value of stock issued for property and equipment (land)	$1,200	$-	$1,200
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-	$750
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-	$2,309
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5) (1)	$12,649	$1,351	$14,000
Dividends declared but not paid at the end of period (Note 11)	$14	$-	$14
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$-	$-
Fair value of warrants issued in connection with the Series B Preferred Stock Offering	$-	$-	$-
Conversion of 2017 Notes to Common Stock	$-	$-	$-

(1)
The Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc., was previously reported in Note 4 to the original filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 as filed with the SEC on May 20, 2019.

Note 3. Basic and Diluted Net Loss Per Share

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

	Three months ended March 31, (unaudited)
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

Note 4.  Balance Sheet Account Details

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

Inventories consist of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
	( Restated)*
Finished goods	$14,948	$11,300
Raw materials	11,643	12,744
Total inventory	26,591	24,044
Reserve for excess and obsolete	(2,427)	(2,268)
Inventory, net	$24,164	$21,776

Cost of revenues includes the cost of inventory, shipping and handling costs, royalties associated with certain products, transaction banking costs, warehouse labor costs and depreciation on certain assets.

* Net inventory at March 31, 2019 has been restated. See Note 2.

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

Revenue Recognition

Direct Selling

Direct distribution sales are made through the Company’s network (direct selling segment), which is a web-based global network of customers and distributors. The Company’s independent sales force markets a variety of products to an array of customers, through friend-to-friend marketing and social networking. The Company considers itself to be an e-commerce company whereby personal interaction is provided to customers by its independent sales network. Sales generated from direct distribution includes health and wellness, beauty product and skin care, scrap booking and story booking items, packaged food products and other service-based products.

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

Commercial Coffee - Green Coffee

The commercial coffee segment includes the sale of green coffee beans, which are sourced from the Nicaraguan rainforest and providing milling serves to H&H.

Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. At this point the customer has a present obligation to pay, takes physical possession of the product, takes legal title to the product, bears the risks and rewards of ownership, and as such, revenue will be recognized at this point in time. Revenues derived from the sales of green coffee beans by the Company that it has milled, and it has determined it is the agent with regard to such green coffee beans is recorded at net of costs to purchase inventory or recorded to reflect only the revenue derived from the milling services provided. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

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

The following table summarizes revenue disaggregated by segment (in thousands):

	For the three months ended March 31,
	2019	2018
	(Restated)*
Direct selling	$33,420	$35,311
Commercial coffee:
Processed green coffee	100	4,985
Milling and processing services	4,826	-
Roasted coffee and other	2,779	2,698
Total commercial coffee	7,705	7,683
Commercial hemp	67	-
Total	$41,192	$42,994

* Revenue for the three months ended March 31, 2019 has been restated. See Note 2.

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

Note 5. Acquisitions and Business Combinations

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

At the closing on February 15, 2019, the Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a value of $14,000,000 for the purposes of the AEPA or $12,649,000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, Seller, LD and the Representing Party are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

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

Restatement Note - related to the Acquisition of Khrysos Global, Inc.

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 15, 2019 including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000. As such, the Company here restates its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

The Company has estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows including the resulting adjustments in changes to the aggregate purchase price (in thousands):

	Consideration as Originally Reported	Adjustments	Consideration as Currently Reported
Present value of cash consideration	$1,894 $	$-	$1,894
Estimated fair value of common stock issued	12,649	1,351	14,000
Aggregate purchase price	$14,543	$1,351	$15,894

 The following table summarizes the estimated preliminary and as adjusted fair values of the assets acquired and liabilities assumed in February 2019 (in thousands):

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

Note 6. Intangible Assets and Goodwill

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

Intangible assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$14,559	$9,796	$4,763	$14,559	$9,575	$4,984
Trademarks and trade names	9,963	2,033	7,930	7,337	1,781	5,556
Customer relationships	16,028	5,895	10,133	10,398	5,723	4,675
Internally developed software	720	583	137	720	558	162
Non-compete agreement	956	-	956	-	-	-
Intangible assets	$42,226	$18,307	$23,919	$33,014	$17,637	$15,377

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of March 31, 2019 and December 31, 2018 is approximately $13,154,000 and $6,323,000, respectively, which includes an adjustment to the KII acquisition goodwill during the three months ended March 31, 2019, discussed above in Note 5, which increased the goodwill for KII in the amount of $2,478,000. There were no triggering events indicating impairment of goodwill or intangible assets during the three months ended March 31, 2019 and 2018.

Goodwill consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Goodwill, commercial hemp	6,831	-
Total goodwill	$13,154	$6,323

Note 7.  Notes Payable and Other Debt

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

2400 Boswell Mortgage

In March 2013, the Company acquired 2400 Boswell for approximately $4,600,000. 2400 Boswell is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The purchase was from an immediate family member of our Chief Executive Officer and consisted of approximately $248,000 in cash, $334,000 of debt forgiveness and accrued interest, and a promissory note of approximately $393,000, payable in equal payments over 5 years with interest at 5.0%.  Additionally, the Company assumed a long-term mortgage of $3,625,000, payable over 25 years with an initial interest rate of 5.75%. The interest rate is the prime rate plus 2.5%. As of March 31, 2019, the interest rate was 7.75%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer are both co-guarantors of the mortgage. As of March 31, 2019, the balance on the long-term mortgage is approximately $3,198,000 and– the balance on the promissory note is zero.

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000.  The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10% of the sales related to the acquired assets until the entire note balance is paid. As of March 31,2019 and December 31, 2018, the carrying value of the liability was approximately $1,061,000 and $1,071,000, respectively. The interest associated with the note for the three months ended March 31, 2019 and 2018 was minimal.

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

Contingent Acquisition Debt

The Company has contingent acquisition debt associated with its business combinations.  The Company accounts for business combinations under the acquisition method and allocates the total purchase price for acquired businesses to the tangible and identified intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. A liability for contingent consideration, if applicable, is recorded at fair value as of the acquisition date and evaluated each period for changes in the fair value and adjusted as appropriate. (See Note 10 below.)

The Company’s contingent acquisition debt as of March 31, 2019 and December 31, 2018 is $8,133,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment.

Note 8. Convertible Notes Payable

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

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of March 31, 2019 and December 31, 2018 the remaining balance of the debt discounts is approximately $63,000 and $94,000, respectively. The Company recorded approximately $31,000 and $238,000 amortization of the debt discounts during the three months ended March 31, 2019 and 2018 and is recorded as interest expense.

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

Note 9. Derivative Liability

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

Derivative liabilities are recorded at their estimated fair value (see Note 10, below) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

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

Note 10.   Fair Value of Financial Instruments

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

Note 11.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated: “Common Stock” and “Preferred Stock”.

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

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note or Notes”) with two accredited investors that the Company had a substantial pre-existing relationship with and from whom the Company raised cash proceeds in the aggregate of $2,000,000. In consideration of the Notes, the Company issued 20,000 shares of common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested and five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00. The Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The Company issued 40,000 shares of common stock and 40,000 warrants with the Notes.

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

Note 12.  Segment and Geographical Information

The Company is a leading multi-channel lifestyle company offering a hybrid of the direct selling business model that also offers e-commerce and the power of social selling. Assembling a virtual main street of products and services under one corporate entity, Youngevity offers products from top selling retail categories: health/nutrition, home/family, food/beverage (including coffee), spa/beauty, apparel/jewelry, as well as innovative services. The Company operates in three segments: the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, the commercial coffee segment where roasted and green coffee bean products are sold directly to businesses, and commercial hemp segment provides end to end extraction and processing via the Company's proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  The primary focus of the segment will be to generate revenue through sales of extraction services and end to end processing services for the conversion of Hemp and Hemp oil into sellable ingredients.  Additionally, the Company offers various rental, sales, and service programs of the company's extraction and processing systems.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three Months Ended March 31,
	2019 (unaudited)	2018
Revenues	(Restated)*
Direct selling	$33,420	$35,311
Commercial coffee	7,705	7,683
Commercial hemp	67	-
Total revenues	$41,192	$42,994
Gross profit
Direct selling	$22,755	$24,735
Commercial coffee	4,067	277
Commercial hemp	27	-
Total gross profit	$26,849	$25,012
Operating income (loss)		-
Direct selling	$(12,309)	$781
Commercial coffee	884	(757)
Commercial hemp	(516)	-
Total operating income (loss)	$(11,941)	$24
Net income (loss)
Direct selling	$(13,377)	$(591)
Commercial coffee	1,633	(1,717)
Commercial hemp	(516)	-
Total net loss	$(12,260)	$(2,308)
Capital expenditures
Direct selling	$17	$87
Commercial coffee	2,572	679
Commercial hemp	1,384	-
Total capital expenditures	$3,973	$766
Capital expenditures acquired through acquisition
Direct selling	$-	$-
Commercial coffee	-	-
Commercial hemp	1,133	-
Total capital expenditures acquired through acquisition	$1,133	$-

	As of
	March 31, 2019 (unaudited)	December 31, 2018
Total assets	(Restated)*
Direct selling	$45,011	$38,947
Commercial coffee	41,584	37,026
Commercial hemp	21,189	-
Total assets	$ 107,784	$75,973

* Segment results and total assets as of and for the three months ended March 31, 2019 have been restated. See Note 2.

Total tangible assets, net located outside the United States were approximately $7.3 million and $6.2 million as of March 31, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For both the three months ended March 31, 2019 and 2018 approximately 13% of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended March 31,
	2019 (unaudited)	2018
Revenues	(Restated)*
United States	$35,782	$37,393
International	5,410	5,601
Total revenues	$41,192	$42,994

* Revenue for the three months ended March 31, 2019 has been restated. See Note 2.

Note 13.  Subsequent Events

None.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of previously reported unaudited condensed consolidated financial statements

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in “Note 2. Restatement of previously reported unaudited condensed consolidated financial statements” in “Item 1. Financial Statements.”

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains forward-looking statements. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q/A with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019 and herein as reported under Part II Other Information, Item 1A. Risk Factors. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

In the following text, the terms “we,” “our,” and “us” may refer, as the context requires, to Youngevity International, Inc. or collectively to Youngevity International, Inc. and its subsidiaries.

Overview

We operate in three segments: (i) the direct selling segment, where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment, where products are sold directly to businesses, processed green coffee beans are processed and milling services are provided for unprocessed green coffee beans, and (iii) the commercial hemp segment, where we manufacture proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

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

We conduct our operations primarily in the United States. For both the three months ended March 31, 2019 and 2018, approximately 87% of our revenues were derived from sales within the United States.

Recent Events

New Acquisitions During the three months ended March 31, 2019

New Acquisitions - Khrysos Global, Inc.
(See Note 2 and Note 5, to the condensed consolidated financial statements)

On February 12, 2019, we and Khrysos Industries, Inc., a Delaware corporation our wholly owned subsidiary of (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets (the “Assets”) of KGI and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). Seller, INXL and INXH provides end to end extraction and processing via the company's proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  Additionally, the company offers various rental, sales, and service programs of the company’s extraction and processing systems.

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

On February 28, 2019, KII purchased a 45-acre tract of land in Groveland, Florida, in central Florida, which KII intends to build R&D facility, greenhouse and allocate a portion for farming.

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

Promissory Notes

On March 18, 2019, we entered into a two-year Secured Promissory Note (the “Note or Notes”) with two accredited investors that we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. In consideration of the Notes, we issued 20,000 shares of our common stock par value $0.001 for each $1,000,000 invested as well as for each $1,000,000 invested and five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The Notes pay interest at a rate of eight percent (8%) per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues

For the three months ended March 31, 2019, our revenues decreased 4.2% to $41,192,000 as compared to $42,994,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we derived approximately 81.1% of our revenue from our direct selling segment, 18.7% of our revenue from our commercial coffee segment and 0.2% of our revenue from our commercial hemp segment.

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

For the three months ended March 31, 2019, commercial coffee segment revenues increased by $22,000 or 0.3% to $7,705,000 as compared to $7,683,000 for the three months ended March 31, 2018. This increase was primarily attributed to increased revenues of $81,000 from our roasted coffee business, offset by a decrease in revenues from sales of green coffee of $4,885,000, attributable to the change in recognition of H&H Export revenue in 2019 to milling and processing services related to the green coffee business. The decrease in sales from green coffee was offset by revenues from milling and processing services of approximately $4,826,000 to H&H Export.

Our new commercial hemp segment recorded $67,000 in revenues related to the acquisition of Khrysos which closed on February 15, 2019.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended March 31,
	2019	2018	Percentage Change (1)
	(Restated)*
Direct selling	$33,420	$35,311	(5.4)%
As a % of Revenue	81.1%	82.1%	(1.0)%
Commercial coffee:
Processed green coffee	100	4,985	(98.0)%
As a % of Segment Revenue	1.3%	64.9%	(63.6)%
Milling and processing services	4,826	-	N/A
As a % of Segment Revenue	62.6%	-%	N/A
Roasted coffee and other	2,779	2,698	3.0%
As a % of Segment Revenue	36.1%	35.1%	1.0%
Total commercial coffee	7,705	7,683	0.3%
As a % of Revenue	18.7%	17.9%	0.8%
Commercial hemp	67	-	N/A
As a % of Revenue	0.2%	-%	N/A
Total Revenues	$41,192	$42,994	(4.2)%

*
See Note 2 to the unaudited condensed consolidated financial statements.
(1)
Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the three months ended March 31, 2019, overall cost of revenues decreased approximately 20.2% to $14,343,000 as compared to $17,982,000 for the three months ended March 31, 2018.

The direct selling segment cost of revenues increased 0.8% to $10,665,000 when compared to $10,576,000 for the same period last year, primarily due to product sales mix and an increase in stock and equity-based compensation expense of $74,000.

The commercial coffee segment cost of revenues decreased 50.9% to approximately $3,638,000 when compared to $7,406,000 for the same period last year. This was primarily attributable to the shift in revenue from processed green coffee sales to milling and processing services year on year. As revenue for milling services does not contain a cost of goods sold component, related to processed green coffee, this shift in revenues to milling and processing services lowers our cost of revenue. Cost of revenues from the sale of processed green coffee was $607,000 or 7.9% of commercial coffee segment revenues for the three months ended March 31, 2019. During the three months ended March 31, 2018, cost of revenues on processed green coffee sales were $4,809,000 or 96.5% of commercial coffee segment revenues. Cost of revenue for roasted coffee increased 16.7% to $3,031,000 for the three months ended March 31, 2019.

The commercial hemp segment cost of revenues was $40,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the three months ended March 31, 2019, gross profit increased approximately 7.3% to $26,849,000 as compared to $25,012,000 for the three months ended March 31, 2018. Overall gross profit as a percentage of revenues increased to 65.2%, compared to 58.2% in the same period last year, primarily due to the increased revenues in the commercial coffee segment.

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

Gross profit in the commercial coffee segment increased to approximately $4,067,000 compared to $277,000 in the prior period. Gross profit as a percentage of revenues in the commercial coffee segment increased to 52.8% for the three months ended March 31, 2019, compared to 3.6% in the same period last year. The increase in gross profit in the commercial coffee segment was primarily due to the overall increase in the processing and milling of unprocessed green coffee at our mill that in turn drove higher gross profits from the combination of processed green coffee sales and revenues on milling and processing services during the three months ended March 31, 2019. Gross profit from the sales of processed green coffee was a negative $507,000 or 6.6% of commercial coffee segment revenues and gross profits from milling and processing services was $4,826,000.

Gross profit in the commercial hemp segment was $27,000 related to the acquisition of Khrysos which closed on February 15, 2019.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Three Months Ended March 31,
	2019	2018	Percentage Change (1)
	(Restated) (1)
Direct selling	$22,755	$24,735	(8.0)%
Gross Profit % of Segment Revenues	68.1%	70.0%	(1.9)%
Commercial Coffee:
Processed green coffee	(507)	176	(388.1)%
Gross Profit % of Segment Revenues	(6.6)%	2.3%	(8.9)%
Milling and processing services	4,826	-	N/A
Gross Profit % of Segment Revenues	62.6%	-%	N/A
Roasted coffee and other	(252)	101	(349.5)%
Gross Loss % of Segment Revenues	(3.3)%	1.3%	(4.6)%
Total commercial coffee	4,067	277	1,368.2%
Gross Profit % of Segment Revenues	52.8%	3.6%	49.2%
Commercial hemp	27	-	N/A
Gross Profit % of Segment Revenues	40.3%	-%	N/A
Total	$26,849	$25,012	7.3%
Gross Profit % of Revenues	65.2%	58.2%	7.0%

* See Note 2 to the unaudited condensed consolidated financial statements.

(1) Percentages denoted as N/A do not contain prior period comparatives

Operating Expenses

For the three months ended March 31, 2019, our operating expenses increased 55.2% to $38,790,000 as compared to $24,988,000 for the three months ended March 31, 2018. The increase included $12,892,000 in stock and equity-based compensation expense (see Note 11, to the condensed consolidated financial statements).

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

  In the direct selling segment, general and administrative expense increased by 223.7% to $16,459,000 in the current quarter from $5,084,000 for the same period last year. This increase included an increase of $10,995,000 in equity-based compensation expense. Excluding the increase in equity-based compensation expense, general and administrative expense would have increased by 7.7%. This increase was primarily due to an increase in accounting and legal fees. In addition, there was no contingent liability revaluation adjustment in the current quarter compared to a reduction in expense of $213,000 for the same period last year. In the commercial coffee segment, general and administrative costs increased by $2,065,000 or 249.7% to $2,892,000 in the current quarter compared to $827,000 in the same period last year. This increase included an increase of $1,425,000 in equity-based compensation expense. Excluding the increase in stock based compensation expense, general and administration expense in the commercial coffee segment would have increased by 77.4%. This was primarily due to an increase in wages, incentives, warehouse storage costs, workers’ compensation costs and profit-sharing expense of $243,000, compared to a profit-sharing benefit of $223,000 in the same period last year. General and administrative expense was $530,000 in the commercial hemp segment, mostly related to wages, supplies and general office costs.

Operating Income (Loss)

For the three months ended March 31, 2019, the Company reported an operating loss of $11,941,000 as compared to an operating income of $24,000 for the three months ended March 31, 2018. This was primarily due to the increase of $12,966,000 in non-cash and equity-based compensation expense discussed above. Excluding the increase in equity-based compensation expense, the Company would have reported an operating income of $1,025,000 in the current quarter.

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

For the three months ended March 31, 2018, we recorded a non-cash extinguishment loss on debt of $1,082,000 as a result of the triggering of the automatic conversion of the 2017 Notes associated with our July 2017 Private Placement to common stock. This loss represented the difference between the carrying value of the 2017 Notes and embedded conversion feature and the fair value of the shares that were issued. The fair value of the shares issued were based on the stock price on the date of the conversion. There was no loss on debt extinguishment in the current quarter. (See Note 8, to the condensed consolidated financial statements).

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

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2019 was $4,831,000 as compared to net cash used in operating activities of $1,427,000 for the three months ended March 31, 2018. Net cash used in operating activities consisted of a net loss of $12,260,000 and $6,072,000 in changes in operating assets and liabilities, partially offset by net non-cash operating expenses of $13,501,000.

Net non-cash operating expenses included $1,145,000 in depreciation and amortization, $11,344,000 in stock-based compensation expense, $1,859,000 in equity issuance for services, $199,000 in amortization of debt discounts, $281,000 in stock issuance cost related to true-up shares and $159,000 in increase in inventory reserves, offset by $1,486,000 related to the change in fair value of warrant derivative liability.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in accounts receivable of $3,369,000, inventory of $1,283,000, prepaid expenses and other current assets of $111,000, deferred revenues of $44,000 and accrued expenses and other liabilities of $2,713,000. Increases in working capital primarily related to changes in accounts payable of $54,000 and accrued distributor compensation of $854,000.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 1 to the accompanying condensed consolidated financial statements of this Quarterly Report on Form 10-Q/A.

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

ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 and the first quarter of 2019 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations within our coffee segment.

Additionally, in conjunction with our 2019 annual audit, management concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the first quarter of 2019 for the commercial hemp segment relating to not having proper processes and controls in place in regard to accounting for significant transactions related to acquisitions.

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

(b)   Changes in Internal Control Over Financial Reporting

Management’s Remediation Efforts

Commercial Coffee Segment

During our 2019 annual review of internal controls, we reviewed revenues related to our commercial coffee segment, specifically the 2019 green coffee sales program. We concluded that specific 2019 green coffee revenue recorded at gross should have been recorded at net which equates to processing revenue for milling “wet” green coffee and which reflects the value of the performance obligation to provide green coffee milling services. As a result, we did not have an adequate review process over revenue recognition which resulted in an error in our financial statements.

This represented a material weakness in our internal control over financial reporting. For the quarter ended March 31, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statement of Operations, Unaudited Condensed Consolidated Statements of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows.

The restatement corrected the error in the presentation of revenue activity related to the specific green coffee sales to properly reflect net revenue where applicable. To remediate the issue, we have an additional review process for oversight and review of the revenue recognition policy to ensure revenue transactions are appropriately recorded. We will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

Commercial Hemp Segment

During our annual review of internal controls, we concluded that our recording of the acquisition of Khrysos Global, Inc., the commercial hemp segment, specifically the valuation of certain fixed assets and the valuation of stock issued as consideration related to the acquisition was not appropriately fair valued. As a result, we did not have an adequate review process or procedures over acquisitions resulting in a misstatement to our financial statements. This represented a material weakness in our internal control over financial reporting. For the quarter ended March 31, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows.

The restatement corrected the error related to property and equipment, net, goodwill and shareholders’ equity. To remediate the issue, we have added an additional review process for oversight and review of the acquisition process to ensure acquisition transactions are appropriately recorded. We will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

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

The accompanying condensed consolidated financial statements as of March 31, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant losses during the three months ended March 31, 2019 of $12,260,000. Net cash used in operating activities was $4,831,000 for the three months ended March 31, 2019 compared to net cash used in operating activities of $1,427,000 for the three months ended March 31, 2018. We do not currently believe that its existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of March 31, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Due to errors in our financial statements for the three months ended March 31, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statement of Operations, and the Unaudited Condensed Consolidated Statement of Cash Flows. We have commenced measures to remediate the identified material weaknesses in our internal controls: however, there can be no assurance that the weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

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

10.4
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

10.6
Form of Subscription Agreement to purchase 6% Convertible Notes incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2019 (File No. 001-38116)

10.7
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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: September 13, 2021	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2021	/s/ William Thompson
William Thompson
Chief Financial Officer
(Principal Financial Officer)