Form 10-Q/A
period 2019-06-30
Youngevity International, Inc.
filed 2021-09-13
CIK 1569329

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

EXPLANATORY NOTE

On October 13, 2020, the Audit Committee of the Board of Directors (the “Board”) of Youngevity International, Inc., (together with its subsidiaries, the “Company”, “we”, “our” or “us”), following discussion with management, determined that the unaudited condensed consolidated financial statements (the “Previously Issued Financial Statements”) presented in the Company’s Quarterly Report for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon as a result of the following error:

●
During the three months ended March 31, 2019 and the three and six months ended June 30, 2019 certain revenues related to green coffee sales, within the Company’s commercial coffee segment, that were recognized at gross should have been recorded at net.

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

During the Company’s 2019 annual audit, the Company reviewed revenues related to its commercial coffee segment related to green coffee sales and concluded that certain green coffee sales were recorded in error. As a result, the Company is restating revenues related to its commercial coffee segment for the following revenue recognition error:

●
During the three and six months ended June 30, 2019 certain revenues related to green coffee sales, within the Company’s commercial coffee segment, were recognized in error. As a result, the Company is restating its revenue and costs of revenue related to the three and six months ended June 30, 2019 for sales recorded during the three months ended June 30, 2019.

A description of the restatement is presented in Note 2 under the caption Restatement of previously reported unaudited condensed consolidated financial statements.

Accordingly, the Company is filing this Amendment No. 1 (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended June 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2019 (the “Original Filing”), to reflect the amendment and restatement of our Unaudited Condensed Consolidated Balance Sheet at June 30, 2019, Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, Unaudited Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2019, the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019 and the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and the related notes thereto and related disclosures as of June 30, 2019.  This Form 10–Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

Background and Effects of the Restatement

On October 16, 2020, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to Previously Issued Financial Statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, the Company determined that a restatement was necessary due to a change in the accounting treatment of its revenue derived from its green coffee sales, which had been accounted for on a gross basis and is now being accounted for on a net basis reflecting the deduction of cost of revenue related to such revenue. During the Company’s 2019 annual audit, the Company reassessed its accounting for revenue derived from its CLR Roasters LLC., (“CLR”) commercial coffee segment, specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”), which was the provider of the “wet” green coffee and the buyer of the processed coffee for the three and six months ended June 30, 2019.

-i-

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

In addition, during the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, the Company’s coffee segment, with regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the Company had satisfied its performance obligation and could reasonably expect payment for fulfilling these performance obligations. The Company determined that for certain sales made to Rothfos Corporation, these thresholds were not met, and therefore revenue should not have been recognized. As a result, the Company is restating its revenue and costs of revenue related to the three and six months ended June 30, 2019 for sales recorded during the three months ended June 30, 2019 in the aggregate of approximately $2,116,000 and approximately $1,874,000 related to the costs of revenues. The related inventory for the green coffee was returned to CLR’s supplier H&H Export, as such the related costs of $1,874,000 were credited back to CLR and accounts payable has been adjusted for this amount.

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

Accordingly, this Form 10–Q/A restates the Company’s unaudited condensed consolidated financial statements; i) Unaudited Condensed Consolidated Balance Sheet at June 30, 2019, ii) Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019; iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019; iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019, and v) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019.

For a description of the effect of the restatement as of June 30, 2019 and for the three and six months ended June 30, 2019, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to the Company’s unaudited condensed consolidated financial statements in “Item 1. Financial Statements” contained herein.  In connection with the restatement of the Company’s condensed consolidated financial statements in this Form 10–Q/A, management determined that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were ineffective during this reporting period. For a description of the material weaknesses identified by management and managements implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

-ii-

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

●
Part II

●
Item 1A. Risk Factors.

●
Item 6. Exhibits

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10–Q/A.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

-iii-

YOUNGEVITY INTERNATIONAL, INC.

-iv-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	June 30, 2019	December 31, 2018
ASSETS	(Unaudited) (Restated)*
Current Assets
Cash and cash equivalents	$2,088	$2,879
Accounts receivable trade (Note 1)	10,302	4,028
Income tax receivable	231	74
Inventory	24,797	21,776
Advances (Note 1)	-	5,000
Notes receivable (Note 1)	5,097	-
Prepaid expenses and other current assets	5,686	5,263
Total current assets	48,201	39,020

Property and equipment, net	20,122	15,105
Operating lease right-of-use assets	5,481	-
Deferred tax assets	75	148
Intangible assets, net	23,332	15,377
Goodwill	13,154	6,323
Other assets – notes receivable	949	-
Total assets	$ 111,314	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 7,742	$8,478
Accrued distributor compensation	3,740	3,289
Accrued expenses	9,259	6,582
Deferred revenues	2,260	2,312
Line of credit	2,002	2,256
Other current liabilities	983	1,912
Operating lease liabilities, current portion	772	-
Finance lease liabilities, current portion	1,103	1,168
Notes payable, current portion	159	141
Convertible notes payable, current portion	716	647
Warrant derivative liability	4,969	9,216
Contingent acquisition debt, current portion	695	795
Total current liabilities	34,400	36,796

Operating lease liabilities, net of current portion	4,708	-
Finance lease liabilities, net of current portion	778	1,107
Notes payable, net of current portion	10,525	7,629
Convertible notes payable, net of current portion	2,358	-
Contingent acquisition debt, net of current portion	6,898	7,466
Total liabilities	59,667	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Convertible Preferred Stock, Series A – 161,135 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at June 30, 2019 and December 31, 2018; $1.254 million liquidation preference as of June 30, 2019.	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 29,316,445 and 25,760,708 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	29	26
Additional paid-in capital	247,935	206,757
Accumulated deficit	(196,312)	(183,763)
Accumulated other comprehensive loss	(5)	(45)
Total stockholders’ equity	51,647	22,975
Total Liabilities and Stockholders’ Equity	$ 111,314	$75,973

* The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Restated)*		(Restated)*
Revenues	$38,217	$44,255	$79,409	$87,249
Cost of revenues	12,537	18,873	26,880	36,855
Gross profit	25,680	25,382	52,529	50,394
Operating expenses
Distributor compensation	14,497	16,487	29,387	32,065
Sales and marketing	2,786	3,076	6,805	6,575
General and administrative	8,251	5,166	28,132	11,077
Total operating expenses	25,534	24,729	64,324	49,717
Operating income (loss)	146	653	(11,795)	677
Interest expense, net	(1,062)	(1,549)	(2,569)	(3,261)
Change in fair value of warrant derivative liability	401	192	1,887	904
Extinguishment loss on debt	-	-	-	(1,082)
Total other expense	(661)	(1,357)	(682)	(3,439)
Loss before income taxes	(515)	(704)	(12,477)	(2,762)
Income tax (benefit) provision	(226)	(90)	72	160
Net loss	(289)	(614)	(12,549)	(2,922)
Preferred stock dividends	(28)	(42)	(42)	(45)
Net loss attributable to common stockholders	$(317)	$(656)	$(12,591)	$(2,967)

Net loss per share, basic	$(0.01)	$(0.03)	$(0.44)	$(0.14)
Net loss per share, diluted (Note 3)	$(0.02)	$(0.03)	$(0.49)	$(0.14)

Weighted average shares outstanding, basic	29,133,150	21,506,833	28,359,660	20,630,383
Weighted average shares outstanding, diluted	29,357,347	21,506,833	28,700,295	20,630,383

* The Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 has been restated. See Note 2.

 See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Restated)*		(Restated)*
Net loss	$(289)	$(614)	$(12,549)	$(2,922)
Foreign currency translation	(62)	28	40	229
Total other comprehensive income (loss)	(62)	28	40	229
Comprehensive loss	$(351)	$(586)	$(12,509)	$(2,693)

* The Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

Three Months Ended June 30, 2019
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Restated)*	Loss	(Restated)*	(Restated)*
Balance at March 31, 2019	161,135	$-	129,437	$-	28,890,671	$29	$244,906	$57	$(196,023)	$48,969
Net loss	-	-	-	-	-	-	-	-	(289)	(289)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(62)	-	(62)
Issuance of common stock from exercise of stock options and warrants, net	-	-	-	-	64,524	-	293	-	-	293
Issuance of common stock for services	-	-	-	-	100,000	-	571	-	-	571
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	250,000	-	1,375	-	-	1,375
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	11,250	-	135	-	-	135
Warrant issued upon vesting for services	-	-	-	-	-	-	270	-	-	270
Dividends on preferred stock	-	-	-	-	-	-	(28)	-	-	(28)
Stock based compensation expense	-	-	-	-	-	-	413	-	-	413
Balance at June 30, 2019	161,135	$-	129,437	$-	29,316,445	$29	$247,935	$(5)	$(196,312)	$51,647

  * The Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Six Months Ended June 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	(Restated)*	Loss	(Restated)*	(Restated)*
Balance at December 31, 2018	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	(12,549)	(12,549)
Foreign currency translation adjustment	-	-	-	-	-	-	-	40	-	40
Issuance of common stock from at-the-market offering and exercise of stock options and warrants, net	-	-	-	-	374,160	1	1,747	-	-	1,748
Issuance of common stock for services	-	-	-	-	175,000	-	988	-	-	988
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	505,000	-	3,125	-	-	3,125
Issuance of common stock for acquisition of Khrysos	-	-	-	-	1,794,972	1	13,999	-	-	14,000
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock for true-up shares	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	72,250	-	428	-	-	428
Issuance of common stock related to purchase of land - H&H	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock related to purchase of trademark - H&H	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	295,910	1	2,308	-	-	2,309
Release of warrant liability upon exercise of warrants	-	-	-	-	-	-	866	-	-	866
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	1,494	-	-	1,494
Warrant issued upon vesting for services	-	-	-	-	-	-	1,926	-	-	1,926
Dividends on preferred stock	-	-	-	-	-	-	(42)	-	-	(42)
Stock based compensation expense	-	-	-	-	-	-	11,757	-	-	11,757
Balance at June 30, 2019	161,135	$-	129,437	$-	29,316,445	$29	$247,935	$(5)	$(196,312)	$51,647

* The Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 has been restated. See Note 2.

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

 See accompanying notes to condensed consolidated financial statements.

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

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)
	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:	(Restated)*
Net loss	$(12,549)	$(2,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333	2,594
Stock-based compensation expense	11,757	452
Amortization of debt discounts and issuance costs	534	844
Equity issuance costs for services	2,541	98
Change in fair value of warrant derivative liability	(1,887)	(904)
Change in fair value of contingent acquisition debt	(433)	(1,459)
Extinguishment loss on debt	-	1,082
Change in inventory reserve	159	(700)
Stock issuance for true-up shares	281	-
Deferred taxes	73	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(5,965)	(2,440)
Inventory	(1,916)	(94)
Prepaid expenses and other current assets	(844)	(585)
Accounts payable	(1,065)	(1,135)
Accrued distributor compensation	451	(14)
Deferred revenues	(52)	1,502
Accrued expenses and other liabilities	1,358	1,958
Income taxes receivable	(157)	(90)
Net Cash Used in Operating Activities	(5,381)	(1,676)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	(50)
Purchases of property and equipment	(3,269)	(160)
Net Cash Used in Investing Activities	(3,694)	(210)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-
Proceeds from issuance of Series B convertible preferred stock, net of offering costs	-	3,289
Proceeds from private placement of common stock, net of offering costs	2,684	-
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,748	3
Payments net of repayment on line of credit	(254)	(894)
Payments of notes payable	(68)	(94)
Payments of contingent acquisition debt	(235)	(78)
Payments of finance leases	(734)	(542)
Payments of dividends	(22)	-
Net Cash Provided by Financing Activities	8,244	1,684
Foreign Currency Effect on Cash	40	229
Net (decrease) increase in cash and cash equivalents	(791)	27
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$2,088	$700

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,858	$2,427
Income taxes	$148	$30

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$680
Purchases of property and equipment funded by mortgage agreements	$450	$-
Fair value of stock issued for services (Note 11)	$988	$545
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5)	$14,000	$-
Change in warrant derivative liability to equity classification, warrant modification	$-	$284
Dividends declared but not paid at the end of period (Note 11)	$25	$39
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$1,877
Conversion of 2017 Notes to Common Stock	$-	$7,254

* The Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 has been restated. See Note 2.

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

Information on the operation of the Company's three segments is as follows:

●
Direct selling segment is operated through four domestic subsidiaries: AL Global Corporation, 2400 Boswell LLC, MK Collaborative LLC, and Youngevity Global LLC and nine foreign subsidiaries: Youngevity Australia Pty. Ltd., Youngevity NZ, Ltd., Youngevity Mexico S.A. de CV, Youngevity Israel, Ltd., Youngevity Russia, LLC, Youngevity Colombia S.A.S, Youngevity International Singapore Pte. Ltd., Mialisia Canada, Inc. and Legacy for Life Limited (Hong Kong). The Company also operates through the BellaVita Group LLC, with operations in Taiwan, Hong Kong, Singapore, Indonesia, Malaysia and Japan. The Company also operates subsidiary branches of Youngevity Global LLC in the Philippines and Taiwan.

●	Commercial coffee segment is operated through the Company’s subsidiaries CLR Roasters LLC (“CLR”) and its wholly owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●
Commercial hemp segment is operated through the Company’s subsidiaries, Khrysos Industries, Inc., a Delaware corporation (“KII”), which acquired the assets of Khrysos Global Inc. a Florida corporation (“Khrysos Global”), in February 2019 and the wholly-owned subsidiaries of Khrysos Global, INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”).

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

During the three months ended June 30, 2019, the Company derived approximately 84.1% of its revenue from its direct selling segment and approximately 15.2% of its revenue from its commercial coffee segment and 0.7% from the commercial hemp segment. During the three months ended June 30, 2018, the Company had two reportable segments and derived approximately 83% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee segment.

During the six months ended June 30, 2019, the Company derived approximately 82.5% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee segment and 0.4% from the commercial hemp segment. During the six months ended June 30, 2018, the Company had two reportable segments and derived approximately 83% of its revenue from its direct selling segment and approximately 17% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the six months ended June 30, 2019 and 2018 of approximately $12,549,000 and $2,922,000, respectively. Net cash used in operating activities was approximately $5,381,000 and $1,676,000 for the six months ended June 30, 2019 and 2018, respectively. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that revenues will grow, and it intends to make necessary cost reductions related to international operations that are not performing well and reduce non-essential expenses.

The Company is also considering multiple other fund-raising alternatives.

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. (See Note 7 below.)

Between February 2019 and May 2019, the Company closed four tranches of its January 2019 Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company received aggregate gross proceeds of $2,890,000 and issued the 2019 PIPE Notes in the aggregate principal amount of $2,890,000. (See Note 8)

On February 6, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and a 3-year warrant priced at $10.00 per share convertible into 100,000 shares of the Company’s common stock upon exercise. No cash commissions were paid.

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

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply of unprocessed green coffee and provide the raw unprocessed green coffee to CLR’s mill in a timely and efficient manner. Substantially all the green coffee processed through the Siles mill was coffee assigned to CLR for processing. In addition, CLR’s largest customer for green coffee beans during the three and six months ended June 30, 2019 is H&H Coffee Group Export Corp., (“H&H Export”), a Florida based company which is affiliated with H&H. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

CLR made purchases from H&H of approximately $252,000 and $2,828,000 of green coffee for the three and six months ended June 30, 2019, respectively, for use in the Company’s Miami roasting facilities. There were no purchases of green coffee from H&H to be sold to other third parties during the three and six months ended June 30, 2019.

CLR made purchases from H&H of approximately $3,339,000 and $7,073,000 of green coffee for the three and six months ended June 30, 2018, respectively, for use in selling processed green coffee to other third parties and for use in the Company’s Miami roasting facilities.

During the three and six months ended June 30, 2019, CLR recorded net revenues from processing services of approximately $1,561,000 and $6,387,000, respectively. There was no processing service revenue during the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, CLR recorded processed green coffee beans gross revenues of $859,000 and $3,302,000, respectively, to H&H Export. There were no processed green coffee bean sales during the three and six months ended June 30, 2019 to H&H.

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

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is a 500-acre coffee plantation and (ii) a dry-processing facility located on 26 acres located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. Deferred costs associated with the harvest as of June 30, 2019 and December 31, 2018 are approximately $150,000 and $400,000, respectively, and are included in prepaid expenses and other current assets on the Company’s balance sheets.

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

Other

Vendor Concentration

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the three months ended June 30, 2019, the Company’s commercial coffee segment made purchases from four vendors, H&H Export, Intl FC Stone Merchant Services, Sixto Packaging, and The Serengeti Trading Co., that individually comprised more than 10% of total purchases and in aggregate approximated 74% of total segment purchases. For the six months ended June 30, 2019, the Company’s commercial coffee segment made purchases from two vendors, H&H Export and Intl FC Stone Merchant Services, that individually comprised more than 10% of total purchases and in aggregate approximated 66% of total purchases.

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

Customer Concentration

For the three months ended June 30, 2019, the Company’s commercial coffee segment had two customers, H&H Export and Rothfos Corporation that individually comprised more than 10% of revenue and in aggregate approximated 43% of total revenue. For the six months ended June 30, 2019, the Company’s commercial coffee segment had one customer, H&H Export that individually comprised more than 10% of revenue and in aggregate approximated 47.2% of total revenue.

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

Background of the Restatement

During the Company’s 2019 annual audit, the Company reviewed revenues related to CLR specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”). These sales were originally recorded at gross, along with the respective cost of revenue.

As part of the review, the Company assessed whether the 2019 green coffee sales to H&H Export depicted the transfer of promised goods or services to H&H Export in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps were applied to review if the core revenue recognition principles were met as such the Company concluded is had not met all the criteria when applying these steps:

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

Therefore, management has determined that for green coffee sales made by the Company to its joint venture partner, H&H Export, the Company should have recorded these sales at net, which reflects the value of the performance obligation to provide milling services as opposed to on a gross basis.

In addition, during the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, the Company’s coffee segment, with regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the Company had satisfied its performance obligation and could reasonably expect payment for fulfilling these performance obligations. The Company determined that for certain sales made to Rothfos Corporation, these thresholds were not met, and therefore revenue should not have been recognized. As a result, the Company is restating its revenue related to the three and six months ended June 30, 2019 for sales recorded during the three months ended June 30, 2019 in the aggregate of approximately $2,116,000 and approximately $1,874,000 related to the costs of revenues. The related inventory for the green coffee was returned to CLR’s supplier H&H Export, as such the related costs $1,874,000 was credited back to CLR and accounts payable has been adjusted for this amount.

On February 15, 2019, the Company and Khrysos Industries, Inc., completed the acquisition of Khrysos Global, Inc., detailed further in Note 5 to the unaudited condensed consolidated financial statements below. In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date including; i) $1,127,000 related to the certain fixed assets, and ii) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000.  As a result, the Company is restating the items listed above related to the period ended March 31, 2019.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheet at June 30, 2019; (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019; (iii) unaudited condensed consolidated statements of compressive loss for the three and six months ended June 30, 2019; and (iv) unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019. A summary of the effect of the restatement on the unaudited condensed consolidated statements of changes to stockholders’ equity for the three and six months ended June 30, 2019 are not presented because the impact to additional paid-in-capital are reflected below in the unaudited condensed consolidated balance sheet summaries.

Summary of Restatement – Unaudited Condensed Consolidated Balance Sheet

The effects of the restatement on the Company’s unaudited condensed consolidated balance sheet are as follows:

	June 30, 2019
	Previously Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,088	$-	$2,088
Accounts receivable, trade	36,863	(26,561)	10,302
Income tax receivable	231	-	231
Inventory	24,797	-	24,797
Notes receivable (Note 1)	5,097	-	5,097
Prepaid expenses and other current assets	5,686	-	5,686
Total current assets	74,762	(26,561)	48,201

Property and equipment, net	21,249	(1,127)	20,122
Operating lease right-of-use assets	5,481	-	5,481
Deferred tax assets	75	-	75
Intangible assets, net	23,332	-	23,332
Goodwill	10,676	2,478	13,154
Other assets – notes receivable	949	-	949
Total assets	$136,524	$ (25,210)	$ 111,314

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,061	$ (26,319)	$ 7,742
Accrued distributor compensation	3,740	-	3,740
Accrued expenses	9,259	-	9,259
Deferred revenues	2,260	-	2,260
Line of credit	2,002	-	2,002
Other current liabilities	983	-	983
Operating lease liabilities, current portion	772	-	772
Finance lease liabilities, current portion	1,103	-	1,103
Notes payable, current portion	159	-	159
Convertible notes payable, current portion	716	-	716
Warrant derivative liability	4,969	-	4,969
Contingent acquisition debt, current portion	695	-	695
Total current liabilities	60,719	(26,319)	34,400

Operating lease liabilities, net of current portion	4,708	-	4,708
Finance lease liabilities, net of current portion	778	-	778
Notes payable, net of current portion	10,525	-	10,525
Convertible notes payable, net of current portion	2,358	-	2,358
Contingent acquisition debt, net of current portion	6,898	-	6,898
Total liabilities	85,986	(26,319)	59,667

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized	-	-	-
Convertible Preferred Stock, Series A – 161,135 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-	-
Convertible Preferred Stock, Series B – 129,437 shares issued and outstanding at June 30, 2019 and December 31, 2018; $1.254 million liquidation preference as of June 30, 2019.	-	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 29,316,445 and 25,760,708 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	29	-	29
Additional paid-in capital	246,584	1,351	247,935
Accumulated deficit	(196,070)	(242)	(196,312)
Accumulated other comprehensive loss	(5)	-	(5)
Total stockholders’ equity	50,538	1,109	51,647
Total Liabilities and Stockholders’ Equity	$136,524	$ (25,210)	$ 111,314

Summary of Restatement – Unaudited Condensed Consolidated Statements of Operations

The effects of the restatement on our unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended June 30, 2019
	Previously Reported	Adjustments	Restated
Revenues	$53,687	$(15,470)	$38,217
Cost of revenues	27,765	(15,228)	12,537
Gross profit	25,922	(242)	25,680
Operating expenses
Distributor compensation	14,497	-	14,497
Sales and marketing	2,786	-	2,786
General and administrative	8,251	-	8,251
Total operating expenses	25,534	-	25,534
Operating income	388	(242)	146
Interest expense, net	(1,062)	-	(1,062)
Change in fair value of warrant derivative liability	401	-	401
Extinguishment loss on debt	-	-	-
Total other expense	(661)	-	(661)
Loss before income taxes	(273)	(242)	(515)
Income tax benefit	(226)	-	(226)
Net loss	(47)	(242)	(289)
Preferred stock dividends	(28)	-	(28)
Net loss attributable to common stockholders	$(75)	$(242)	$(317)

Net loss per share, basic	$(0.00)	$(0.01)	$(0.01)
Net loss per share, diluted (Note 3)	$(0.02)	$-	$(0.02)

Weighted average shares outstanding, basic	29,133,150	-	29,133,150
Weighted average shares outstanding, diluted	29,357,347	-	29,357,347

	Six Months Ended June 30, 2019
	Previously Reported	Adjustments	Restated
Revenues	$109,987	$(30,578)	$79,409
Cost of revenues	57,216	(30,336)	26,880
Gross profit	52,771	(242)	52,529
Operating expenses
Distributor compensation	29,387	-	29,387
Sales and marketing	6,805	-	6,805
General and administrative	28,132	-	28,132
Total operating expenses	64,324	-	64,324
Operating loss	(11,553)	(242)	(11,795)
Interest expense, net	(2,569)	-	(2,569)
Change in fair value of warrant derivative liability	1,887	-	1,887
Extinguishment loss on debt	-	-	-
Total other expense	(682)	-	(682)
Loss before income taxes	(12,235)	(242)	(12,477)
Income tax provision	72	-	72
Net loss	(12,307)	(242)	(12,549)
Preferred stock dividends	(42)	-	(42)
Net loss attributable to common stockholders	$(12,349)	$(242)	$(12,591)

Net loss per share, basic	$(0.44)	$-	$(0.44)
Net loss per share, diluted (Note 3)	$(0.48)	$(0.01)	$(0.49)

Weighted average shares outstanding, basic	28,359,660	-	28,359,660
Weighted average shares outstanding, diluted	28,700,295	-	28,700,295

Summary of Restatement – Unaudited Condensed Consolidated Statement of Comprehensive Loss

The effect of the restatement on our unaudited condensed consolidated statements of comprehensive loss are as follows:

	Three Months Ended June 30, 2019
	Previously Reported	Adjustments	Restated
Net loss	$(47)	$(242)	$(289)
Foreign currency translation	(62)	-	(62)
Total comprehensive income	(62)	-	(62)
Comprehensive loss	$(109)	(242)	$(351)

	Six Months Ended June 30, 2019
	Previously Reported	Adjustments	Restated
Net loss	$(12,307)	$(242)	$(12,549)
Foreign currency translation	40	-	40
Total comprehensive income	40	-	40
Comprehensive loss	$(12,267)	(242)	$(12,509)

Summary of Restatement – Unaudited Condensed Consolidated Statement of Cash Flows

The effect of the restatement on our unaudited condensed consolidated statement of cash flows are as follows:

	Six Months Ended June 30, 2019
	Previously Reported	Adjustments	Restated

Cash Flows from Operating Activities:
Net loss	$(12,307)	$(242)	$(12,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,333	-	2,333
Stock-based compensation expense	11,757	-	11,757
Amortization of debt discounts and issuance costs	534	-	534
Equity issuance costs for services	2,541	-	2,541
Change in fair value of warrant derivative liability	(1,887)	-	(1,887)
Change in fair value of contingent acquisition debt	(433)	-	(433)
Change in inventory reserve	159	-	159
Stock issuance for true-up shares	281	-	281
Deferred taxes	73	-	73
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(32,526)	26,561	(5,965)
Inventory	(1,916)		(1,916)
Prepaid expenses and other current assets	(844)	-	(844)
Accounts payable	25,254	(26,319)	(1,065)
Accrued distributor compensation	451	-	451
Deferred revenues	(52)	-	(52)
Accrued expenses and other liabilities	1,358	-	1,358
Income taxes receivable	(157)	-	(157)
Net Cash Used in Operating Activities	(5,381)	-	(5,381)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(425)	-	(425)
Purchases of property and equipment	(3,269)	-	(3,269)
Net Cash Used in Investing Activities	(3,694)	-	(3,694)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-	5,125
Proceeds from private placement of common stock, net of offering costs	2,684	-	2,684
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	1,748	-	1,748
Payments net of repayment on line of credit	(254)	-	(254)
Payments of notes payable	(68)	-	(68)
Payments of contingent acquisition debt	(235)	-	(235)
Payments of finance leases	(734)	-	(734)
Payments of dividends	(22)	-	(22)
Net Cash Provided by Financing Activities	8,244	-	8,244
Foreign Currency Effect on Cash	40	-	40
Net decrease in cash and cash equivalents	(791)	-	(791)
Cash and Cash Equivalents, Beginning of Period	2,879	-	2,879
Cash and Cash Equivalents, End of Period	$2,088	$-	$2,088

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,858	$-	$1,858
Income taxes	$148	$-	$148

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$-	$42
Purchases of property and equipment funded by mortgage agreements	$450	$-	$450
Fair value of stock issued for services (Note 11)	$988	$-	$988
Fair value of stock issued for property and equipment (land)	$1,200	$-	$1,200
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-	$750
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-	$2,309
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5) (1)	$12,649	1,351	$14,000
Dividends declared but not paid at the end of period (Note 11)	$25	$-	$25

(1) The Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc., was previously reported in Note 4 to the original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 as filed with the SEC on August 14, 2019.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019 (Restated)*	2018	2019 (Restated)*	2018
Loss per Share – Basic
Numerator for basic loss per share	$(317,000)	$(656,000)	$(12,591,000)	$(2,967,000)
Denominator for basic loss per share	29,133,150	21,506,833	28,359,660	20,630,383
Loss per common share - basic	$(0.01)	$(0.03)	$(0.44)	$(0.14)

Loss per Share - Diluted
Numerator for basic loss per share	$(317,000)	$(656,000)	$(12,591,000)	$(2,967,000)
Adjust: Fair value of dilutive warrants outstanding	(357,000)	-	(1,478,000)	-
Numerator for dilutive loss per share	$(674,000)	$(656,000)	$(14,069,000)	$(2,967,000)

Denominator for basic loss per share	29,133,150	21,506,833	28,359,660	20,630,383
Adjust: Incremental shares underlying “in the money” warrants outstanding	224,197	-	340,635	-
Denominator for dilutive loss per share	29,357,347	21,506,833	28,700,295	20,630,383
Loss per common share - diluted	$(0.02)	$(0.03)	$(0.49)	$(0.14)

 * Loss per share for the three and six months ended June 30, 2019 has been restated. See Note 2.

Note 4.  Balance Sheet Account Detail

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

Inventories consist of the following (in thousands):

	As of
	June 30, 2019 (unaudited)	December 31, 2018
Finished goods	$12,602	$11,300
Raw materials	14,622	12,744
Total inventory	27,224	24,044
Reserve for excess and obsolete	(2,427)	(2,268)
Inventory, net	$24,797	$21,776

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

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows (in thousands):

Leases	Classification	June 30, 2019 (unaudited)
Assets
Operating lease right-of-use assets	Operating Lease Right-of-Use Assets	$5,481
Finance lease right-of-use assets	Property, plant and equipment, net at cost, net of Accumulated Depreciation (1)	1,283
Total leased assets		$6,764
Liabilities
Current
Operating	Other Current Liabilities	$772
Finance	Current Portion of Long-term Debt	1,103
Noncurrent
Operating	Non-current Operating Lease Liabilities	4,708
Finance	Long-term Debt, net of current portion	778
Total lease liabilities		$7,361

(1)	Finance lease assets are recorded net of accumulated amortization of approximately $525,000 as of June 30, 2019.

Lease cost is recognized on a straight-line basis over the lease term (in thousands):

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2019 (unaudited)	June 30, 2018 (unaudited)	June 30, 2019 (unaudited)	June 30,2018 (unaudited)
Operating lease cost	SG&A Expenses	$271	$-	$542	$-
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	94	-	190	-
Interest on lease liabilities	Net Interest Expense	34	-	71	-
Net lease cost		$399	$-	$803	$-

As of June 30, 2019, annual scheduled lease payments were as follows (unaudited) (in thousands):

	Operating Leases	Finance Leases
2019	$1,055	$1,213
2020	764	699
2021	657	95
2022	391	15
2023	628	9
Thereafter	3,490	8
Total lease payments	6,985	2,039
Less imputed interest	1,505	158
Present value of lease liabilities	$5,480	$1,881

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

Commercial Coffee - Green Coffee

The commercial coffee segment includes the sale of green coffee beans, which are sourced from the Nicaraguan rainforest and providing milling services to H&H.

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

The following table summarizes revenue disaggregated by segment (in thousands):

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2019	2018	2019	2018
	(Restated)*		(Restated)*
Direct selling	$32,124	$36,846	$65,544	$72,157
Commercial coffee:
Processed green coffee	968	4,527	1,068	5,580
Milling and processing services	1,561	-	6,387	-
Roasted coffee and other	3,290	2,882	6,069	9,512
Total commercial coffee	5,819	7,409	13,524	15,092
Commercial hemp	274	-	341	-
Total revenue	$38,217	$44,255	$79,409	$87,249

* Revenue for the three and six months ended June 30, 2019 has been restated. See Note 2.

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

2019 Acquisitions

Khrysos Global, Inc.

On February 12, 2019, the Company and Khrysos Industries, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH collectively acquired by us provide end to end extraction and processing via the company's proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.  Additionally, KII offers various rental, sales, and service programs of KII’s extraction and processing systems.

The consideration payable for the assets of the Seller and the equity of INXL and INXH is an aggregate of $16,000,000, to be paid as set forth under the terms of the AEPA and allocated between the Seller and LD in such manner as they determine at their discretion.

At the closing, on February 15, 2019, the Seller, LD and the Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which have a value of $14,000,000 for the purposes of the AEPA or $12,649,000 fair value for the acquisition valuation and $500,000 in cash. Thereafter, we agree to pay the Seller, LD and the Representing Party an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing.

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

Restatement Note - related to the Acquisition of Khrysos Global, Inc.

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 15, 2019 including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000. As such, the Company restated its Quarterly Reports on Form 10-Q for the quarter ended June 30, 2019.

The Company has estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows including the resulting adjustments in changes to the aggregate purchase price (in thousands):

	Consideration as Originally Reported	Adjustments	Consideration as Currently Reported
Present value of cash consideration	$1,894	$-	$1,894
Estimated fair value of common stock issued	12,649	1,351	14,000
Aggregate purchase price	$14,543	$1,351	$15,894

The following table summarizes the estimated preliminary and as adjusted fair values of the assets acquired and liabilities assumed during the period ended March 31, 2019 (in thousands):

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

Goodwill acquired as currently reported if $6,831,000 is recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of June 30, 2019 and December 31, 2018 is approximately $13,154,000 and $6,323,000, respectively, which includes an adjustment to the KII acquisition goodwill during the period ended March 31, 2019, discussed above in Note 5, which increased the goodwill for KII in the amount of $2,478,000. There were no triggering events indicating impairment of goodwill or intangible assets during the six months ended June 30, 2019 and 2018.

Goodwill consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Goodwill, commercial coffee	$3,314	$3,314
Goodwill, direct selling	3,009	3,009
Goodwill, commercial hemp	6,831	-
Total goodwill	$13,154	$6,323

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

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos, the Company assumed an interest only mortgage note in the amount of $350,000, due in September 2021, and bears an interest rate of 8.0%. In addition, the Company assumed a mortgage note of approximately $177,000, due in June 2023, and bears an interest rate of 7.0% per annum. As of June 30, 2019, the remaining aggregate mortgage balance is approximately $526,000.

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

Khrysos Acquisition Liability Payable

In conjunction with the Company’s acquisition of Khrysos, the Company agreed to pay the sellers in cash $2,000,000 towards the AEPA with an initial payment of $500,000 which was paid at closing in February 2019. Thereafter, the sellers are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. As of June 30, 2019, the Company’s remaining liability of $1,500,000 is outstanding and is recorded on the balance sheet in accrued expenses. (See Note 5, above.)

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

The Company’s contingent acquisition debt as of June 30, 2019 and December 31, 2018 is $7,593,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment. (See Note 10 below.)

Note 8. Convertible Notes Payable

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

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the Notes. The unamortized debt discounts recognized with the Debt Exchange was approximately $679,000. As of June 30, 2019 and December 31, 2018 the remaining balance of the debt discounts is approximately $31,000 and $94,000, respectively. The Company recorded approximately $63,000 and $238,000 amortization of the debt discounts during the six months ended June 30, 2019 and 2018 and is recorded as interest expense.

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

The fair value of the contingent acquisition liabilities is evaluated each reporting period using projected revenues, discount rates, and projected timing of revenues. Projected contingent payment amounts are discounted back to the current period using a discount rate. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases in projected revenues will result in higher fair value measurements. Increases in discount rates and the time to payment will result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. During the three and six months ended June 30, 2018, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $1,246,000 and $1,459,000, respectively. During the three and six months ended June 30, 2019, the net adjustment to the fair value of the contingent acquisition debt was a decrease of $433,000 and is included in the Company’s statements of operations in general and administrative expense.

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	(Restated)*		(Restated)*
Direct selling	$32,124	$36,846	$65,544	$72,157
Commercial coffee	5,819	7,409	13,524	15,092
Commercial hemp	274	-	341	-
Total revenues	$38,217	$44,255	$79,409	$87,249
Gross profit (loss)
Direct selling	$22,240	$25,087	$44,995	$49,822
Commercial coffee	3,489	295	7,556	572
Commercial hemp	(49)	-	(22)	-
Total gross profit	$25,680	$25,382	$52,529	$50,394
Operating income (loss)
Direct selling	$(785)	$1,376	$(13,093)	$2,157
Commercial coffee	1,842	(723)	2,726	(1,480)
Commercial hemp	(911)	-	(1,428)	-
Total operating income (loss)	$146	$653	$(11,795)	$677
Net income (loss)
Direct selling	$(1,250)	$723	$(14,627)	$132
Commercial coffee	1,906	(1,337)	3,539	(3,054)
Commercial hemp	(945)	-	(1,461)	-
Total net loss	$(289)	$(614)	$(12,549)	$(2,922)
Capital expenditures
Direct selling	$63	$28	$80	$115
Commercial coffee	843	51	3,415	730
Commercial hemp	99	-	1,482	-
Total capital expenditures	$1,005	$79	$4,977	$845
Capital expenditures acquired through acquisitions
Direct selling	$-	$-	$-	$-
Commercial coffee	-	-	-	-
Commercial hemp	-	-	1,133	-
Total capital expenditures acquired through acquisitions	$-	$-	$1,133	$-

	As of
	June 30, 2019 (unaudited)	December 31, 2018
Total assets	(Restated)*
Direct selling	$40,315	$38,947
Commercial coffee	48,552	37,026
Commercial hemp	22,447	-
Total assets	$ 111,314	$75,973

  * Segment results and total assets as of and for the three and six months ended June 30, 2019 has been restated. See Note 2.

Total tangible assets, net located outside the United States were approximately $8.0 million and $6.2 million as of June 30, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For the three months ended June 30, 2019 and 2018 approximately 15% and 14%, respectively of the Company’s sales were derived from sales outside the United States. For both the six months ended June 30, 2019 and 2018 approximately 14%, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	(Restated)*		(Restated)*
United States	$32,635	$37,980	$68,417	$75,373
International	5,582	6,275	10,992	11,876
Total revenues	$38,217	$44,255	$79,409	$87,249

* Revenue for the three and six months ended June 30, 2019 has been restated. See Note 2.

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

Overview

We operate in three segments: (i) the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment where products are sold directly to businesses, processed green coffee beans are processed and milling services are provided for unprocessed green coffee beans, and (iii) the commercial hemp segment provides end to end extraction and processing via our proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts.

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

We conduct our operations primarily in the United States. For both the three months ended June 30, 2019 and 2018 approximately 15% of our sales were derived from sales outside the United States. For both the six months ended June 30, 2019 and 2018 approximately 14%, respectively, of our sales were derived from sales outside the United States.

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

Recent Events

New Acquisitions During the six months ended June 30, 2019

New Acquisitions - Khrysos Global, Inc.
(See Note 2 and Note 5, to the condensed consolidated financial statements)

On February 12, 2019, we and Khrysos Industries, Inc., a Delaware corporation and our wholly owned subsidiary (“KII”) entered into an Asset and Equity Purchase Agreement (the “AEPA”) with, Khrysos Global, Inc., a Florida corporation (“Seller”), Leigh Dundore (“LD”), and Dwayne Dundore (the “Representing Party”) for KII to acquire substantially all the assets of Seller and all the outstanding equity of INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”). The business of the Seller, INXL and INXH acquired by us provides end to end extraction and processing via company's proprietary systems that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. Additionally, the company offers various rental, sales, and service programs of the company's extraction and processing systems.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues

For the three months ended June 30, 2019, our revenues decreased 13.6% to $38,217,000 as compared to $44,255,000 for the three months ended June 30, 2018. During the three months ended June 30, 2019, we derived approximately 84.1% of our revenue from our direct selling segment and approximately 15.2% of our revenue from our commercial coffee segment and approximately 0.7% from our hemp segment.

For the three months ended June 30, 2019, direct selling segment revenues decreased by $4,722,000 or 12.8% to $32,124,000 as compared to $36,846,000 for the three months ended June 30, 2018. This decrease was attributable to a decrease in the number of ordering distributors and customer, partially offset by an increase in average order amount per distributor and customer.

For the three months ended June 30, 2019, commercial coffee segment revenues decreased by $1,590,000 or 21.5% to $5,819,000 as compared to $7,409,000 for the three months ended June 30, 2018. This decrease was primarily related to our green coffee business of $3,559,000, attributable to the change in recognition of H&H Export revenue in 2019 to milling and processing services related to the green coffee business. The decrease in sales from green coffee was offset by revenues from milling and processing services of approximately $1,561,000 and an increase in roasted coffee business of $408,000.

Our new commercial hemp segment, the acquisition of which closed on February 15, 2019, recorded approximately $274,000 in revenues for the three months ending June 30, 2019.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended June 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$32,124	$36,846	(12.8)%
As a % of Revenue	84.1%	83.3%	0.8%
Commercial coffee:
Processed green coffee	968	4,527	(78.6)%
As a % of Segment Revenue	16.6%	61.1%	(44.5)%
Milling and processing services	1,561	-	N/A
As a % of Segment Revenue	26.8%	-%	N/A
Roasted coffee and other	3,290	2,882	14.2%
As a % of Segment Revenue	56.5%	38.9%	17.6%
Total commercial coffee	5,819	7,409	(21.5)%
As a % of Revenue	15.2%	16.7%	(1.5)%
Commercial hemp	274	-	N/A
As a % of Revenue	0.7%	-%	N/A
Total Revenues	$38,217	$44,255	(13.6)%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the three months ended June 30, 2019, overall cost of revenues decreased 33.6% to approximately $12,537,000 as compared to $18,873,000 for the three months ended June 30, 2018.

The direct selling segment cost of revenues decreased 15.9% to approximately $9,884,000 when compared to $11,759,000 for the same period last year, primarily due to the decrease in revenues.

The commercial coffee segment cost of revenues decreased 67.2% to approximately $2,330,000 when compared to $7,114,000 for the same period last year. This was primarily attributable to the shift in revenue from processed green coffee sales to milling and processing services year on year. As revenue for milling services does not contain a cost of goods sold component, related to processed green coffee, this shift in revenues to milling and processing services lowers our cost of revenue. Cost of revenues from the sale of processed green coffee was a credit of approximately $864,000 or 120.9% of commercial coffee segment revenues for the three months ended June 30, 2019. This was primarily due to pricing true ups related to fluctuations in market coffee pricing on current period final invoicing related to prior period sales recorded, which can have a negative effect on margins.

During the three months ended June 30, 2018, cost of revenues on processed green coffee sales were $4,127,000 or 54.9% of commercial coffee segment revenues. Cost of revenue for roasted coffee increased 6.9% to $3,194,000 for the three months ended June 30, 2019.

The commercial hemp segment cost of revenues was $323,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit (Loss)

For the three months ended June 30, 2019, gross profit decreased 1.2% to approximately $25,680,000 as compared to $25,382,000 for the three months ended June 30, 2018. Overall gross profit as a percentage of revenues increased to 67.2%, compared to 57.4% in the same period last year.

Gross profit in the direct selling segment decreased by 11.3% to $22,240,000 from $25,087,000 in the same period last year primarily as a result of the decrease in revenues discussed above. Gross profit as a percentage of revenues in the direct selling segment increased by approximately 1.1% to 69.2% for the three months ended June 30, 2019, compared to 68.1% in the same period last year.

Gross profit in the commercial coffee segment increased to $3,489,000 compared to $295,000 in the same period last year. Gross profit as a percentage of revenues in the commercial coffee segment increased to 60.0% for the three months ended June 30, 2019, compared to 4.0% in the same period last year. The increase in gross profit in the commercial coffee segment was primarily due to the overall increase in the processing and milling of unprocessed green coffee at our mill that in turn drove higher gross profits from the combination of processed green coffee sales and revenues on milling and processing services during the three months ended June 30, 2019. Gross profit from the sales of processed green coffee was $1,832,000 or 31.5% of total revenues in the commercial coffee segment. Gross profits from milling and processing services was $1,561,000 or 26.8% of total revenues in the commercial coffee segment. Gross profit from our roaster business increased $201,000 to approximately $96,000 or 1.6% of total revenues in the commercial coffee segment, compared to a loss of approximately $105,000 during the three months ended June 30, 2018.

Gross profit in the commercial hemp segment, the acquisition of which closed on February 15, 2019, recorded a loss of approximately $49,000.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit (loss) as a percentage of segment revenues:

	Three Months Ended June 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$22,240	$25,087	(11.3)%
Gross Profit % of Segment Revenues	69.2%	68.1%	1.1%
Commercial coffee:
Processed green coffee	1,832	400	358.0%
Gross Profit % of Segment Revenues	31.5%	5.4%	26.1%
Milling and processing services	1,561	-	N/A
Gross Profit % of Segment Revenues	26.8%	-%	N/A
Roasted coffee and other	96	(105)	191.4%
Gross Loss % of Segment Revenues	1.6%	(1.4)%	3.1%
Total commercial coffee	3,489	295	1,082.7%
Gross Profit % of Segment Revenues	60.0%	4.0%	56.0%
Commercial hemp	(49)	-	N/A
Gross Loss % of Segment Revenues	(17.9)%	-%	N/A
Total	$25,680	$25,382	1.2%
Gross Profit % of Revenues	67.2%	57.4%	9.8%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

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

Operating Income

For the three months ended June 30, 2019, the Company reported operating income of $146,000 as compared to $653,000 for the three months ended June 30, 2018.

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

Net Loss

For the three months ended June 30, 2019, we reported a net loss of $289,000 as compared to net loss of $614,000 for the three months ended June 30, 2018. The primary reason for the decrease in net loss when compared to the prior period was due to the decrease in total other expense of $696,000 and the increase in income tax benefit of $136,000, off-set by the decrease in operating income of $507,000 discussed above. .

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues

For the six months ended June 30, 2019, our revenues decreased 9.0% to $79,409,000 as compared to $87,249,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we derived approximately 82.5% of our revenue from our direct selling sales and approximately 17% of our revenue from our commercial coffee sales and approximately 0.4% from our hemp segment.

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

For the six months ended June 30, 2019, commercial coffee segment revenues decreased by $1,568,000 or 10.4% to $13,524,000 as compared to $15,092,000 for the six months ended June 30, 2018. This decrease was primarily related decreased sales recorded for our processed green coffee business of $8,444,000, attributable to the change in recognizing H&H Export revenue in 2019 at net to milling and processing services related to the green coffee business. This decrease was offset by revenues recorded for milling and processing services of approximately $6,387,000 and an increase in roasted coffee business of $489,000.

Our new commercial hemp segment recorded $341,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Six Months Ended June 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$65,544	$72,157	(9.2)%
As a % of Revenue	82.5%	82.7%	(0.2)%
Commercial coffee:
Processed green coffee	1,068	9,512	(88.8)%
As a % of Segment Revenue	7.9%	63.0%	(55.1)%
Milling and processing services	6,387	-	N/A
As a % of Segment Revenue	47.2%	-%	N/A
Roasted coffee and other	6,069	5,580	8.8%
As a % of Segment Revenue	44.9%	37.0%	7.9%
Total commercial coffee	13,524	15,092	(10.4)%
As a % of Revenue	17.0%	17.3%	(0.3)%
Commercial hemp	341	-	N/A
As a % of Revenue	0.4%	-%	N/A
Total Revenues	$79,409	$87,249	(9.0)%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the six months ended June 30, 2019, overall cost of revenues decreased approximately 27.1% to $26,880,000 as compared to $36,855,000 for the six months ended June 30, 2018.

The direct selling segment cost of revenues decreased 8.0% to $20,549,000 when compared to $22,335,000 for the same period last year, primarily due to the decrease in revenues discussed above.

The commercial coffee segment cost of revenues decreased 58.9% to $5,968,000 when compared to $14,520,000 for the same period last year. This was primarily attributable to the shift in revenue from processed green coffee processed sales to milling and processing services year on year. As revenue for milling services does not contain a cost of goods sold component, related to unprocessed green coffee, this shift in revenues to milling and processing services lowers our cost of revenue. Cost of revenues from the sale of processed green coffee was a credit of $257,000 or 102.9% of commercial coffee segment revenues for the six months ended June 30, 2019. During the six months ended June 30, 2018, cost of revenues on processed green coffee sales were $8,936,000 or 93.9% of commercial coffee segment revenues. Cost of revenue for roasted coffee increased 11.5% to $6,225,000 for the six months ended June 30, 2019.

The commercial hemp segment cost of revenues was $363,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the six months ended June 30, 2019, gross profit increased approximately 4.2% to $52,529,000 as compared to $50,394,000 for the six months ended June 30, 2018. Overall gross profit as a percentage of revenues increased to 66.1%, compared to 57.8% in the same period last year, primarily due to the increased revenues in the lower margin commercial coffee segment.

Gross profit in the direct selling segment decreased by 9.7% to $44,995,000 from $49,822,000 in the prior period primarily as a result of the decrease in revenues discussed above. Gross profit as a percentage of revenues in the direct selling segment decreased by approximately 0.4% to 68.6% for the six months ended June 30, 2019, compared to 69% in the same period last year.

Gross profit in the commercial hemp segment was a loss of $22,000 related to the February 15, 2019 acquisition of Khrysos.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Six Months Ended June 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$ 44,995	$ 49,822	(9.7)%
Gross Profit % of Segment Revenues	68.6%	69%	(0.4)%
Commercial coffee:
Processed green coffee	1,325	576	130.0%
Gross Profit % of Segment Revenues	9.8%	3.8%	6.0%
Milling and processing services	6,387	-	N/A
Gross Profit % of Segment Revenues	47.2%	-%	N/A
Roasted coffee and other	(156)	(4)	3800.0%
Gross Loss % of Segment Revenues	(1.2)%	0.0%	(1.1)%
Total commercial coffee	7,556	572	1221.0%
Gross Profit % of Segment Revenues	55.9%	3.8%	52.1%
Commercial hemp	(22)	-	N/A
Gross Loss % of Segment Revenues	(6.5)%	0%	N/A
Total	$ 52,529	$ 50,394	4.2%
Gross Profit % of Revenues	66.1%	57.8%	8.4%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

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

Operating Income (Loss)

For the six months ended June 30, 2019, the Company reported an operating loss of $11,795,000 as compared to an operating income of $677,000 for the six months ended June 30, 2018. This was primarily due to the increase of $12,966,000 in non-cash equity-based compensation expense discussed above. Excluding the increase in equity-based compensation expense, the Company would have reported an operating income of $1,171,000 for the six months ended June 30, 2019.

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

Net Loss

For the six months ended June 30, 2019, the Company reported an increase in net loss of $9,627,000 to a net loss of $12,549,000 as compared to net loss of $2,922,000 for the six months ended June 30, 2018. The primary reason for the increase in net loss when compared to the prior period was due to the increase in operating loss of $12,472,000, offset by the decrease in other expense of $2,757,000 and decrease in income tax expense of $88,000. The primary reason for the increase in operating loss was the increase of $12,966,000 in stock and equity-based compensation expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of equity-based compensation expense and the non-cash loss on extinguishment of debt and the change in the fair value of the derivatives or "Adjusted EBITDA," increased to $2,362,000 for the three months ended June 30, 2019 compared to $2,203,000 in 2018 and increased to $4,769,000 for the six months ended June 30, 2019 compared to $3,723,000 in 2018.

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

A reconciliation of our adjusted EBITDA to net loss for the three and six months ended June 30, 2019 and 2018 is included in the table below (in thousands):

	Three months ended		Six months ended
	June 30, (unaudited)		June 30, (unaudited)
	2019 (Restated) (1)	2018	2019 (Restated) (1)	2018

Net loss	$(289)	$(614)	$(12,549)	$(2,922)
Add/Subtract:
Interest, net	1,062	1,549	2,569	3,261
Income taxes (benefit) provision	(226)	(90)	72	160
Depreciation	602	470	1,077	902
Amortization	586	865	1,256	1,692
EBITDA	1,735	2,180	(7,575)	3,093
Add/Subtract:
Equity-basedcompensation	1,028	215	14,231	452
Loss on extinguishment of debt	-	-	-	1,082
Change in the fair value of warrant derivative	(401)	(192)	(1,887)	(904)
Adjusted EBITDA	$2,362	$2,203	$4,769	$3,723

(1) EBITDA and Adjusted EBITDA for the three and six months ended has been restated as a result of the restatement of the net loss to each respective period. See Note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2019 we had cash and cash equivalents of approximately $2,088,000 as compared to cash and cash equivalents of $2,879,000 as of December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2019 was $5,381,000 as compared to net cash used in operating activities of $1,676,000 for the six months ended June 30, 2018. Net cash used in operating activities consisted of a net loss of $12,549,000 and $8,190,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $15,358,000.

Net non-cash operating expenses included $2,333,000 in depreciation and amortization, $11,757,000 in stock-based compensation expense, $534,000 in amortization of debt discounts and issuance costs, $2,541,000 in equity issuance costs, $159,000 in increase in inventory reserves, $281,000 in stock issuance cost related to true-up shares, and $73,000 in deferred taxes, offset by $1,887,000 related to the change in fair value of warrant derivative liability and $433,000 related to the change in fair value of contingent liability.

Changes in operating assets and liabilities were attributable to decreases in working capital, primarily related to changes in accounts receivable of $5,965,000, inventory of $1,916,000, prepaid expenses and other current assets of $844,000, accounts payable of $1,065,000, deferred revenues of $52,000, and income taxes receivable of $157,000. Increases in working capital primarily related to changes in accrued distributor compensation of $451,000 and accrued expenses and other liabilities of $1,358,000.

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

ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 and the first and second quarters of 2019 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations within our coffee segment.

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

(b)   Changes in Internal Control Over Financial Reporting

Management’s Remediation Efforts

Commercial Coffee Segment

During our 2019 annual review of internal controls we reviewed revenues related to our commercial coffee segment, specifically the 2019 green coffee sales program. We concluded that specific 2019 green coffee revenue recorded at gross should have been recorded at net which equates to processing revenue for milling “wet” green coffee and which reflects the value of the performance obligation to provide green coffee milling services. As a result, we did not have an adequate review process over revenue recognition which resulted in an error in our financial statements.

In addition, during our 2019 annual audit, we reviewed revenues related to CLR with regard to sales made to major independent customers, we focused on if recognition of revenue thresholds were met and if we had satisfied our performance obligation and could reasonably expect payment for fulling these performance obligations. We determined that for certain sales made to Rothfos Corporation, a major customer, these thresholds were not met, and therefore revenue should not have been recognized. As a result, we have restated revenue related to the three and six months ended June 30, 2019 for sales recorded during the three months ended June 30, 2019 in the aggregate of approximately $2,116,000 and related cost of revenue of $1,874,000.

This represented a material weakness in our internal control over financial reporting. We have restated our Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statement of Cash Flows as of June 30, 2019. In addition, we have restated our Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Comprehensive Loss and Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019.

The restatement corrected the error in the presentation of revenue activity related to the specific green coffee sales to properly reflect net revenue where applicable. To remediate the issue, we have added an additional review process for oversight and review of the revenue recognition policy to ensure revenue transactions are appropriately recorded. We will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate any potentially material weaknesses expeditiously.

Commercial Hemp Segment

During our 2019 annual review of internal controls, we concluded our acquisition of Khrysos Global, Inc., the commercial hemp segment, specifically the valuation of certain fixed assets and the valuation of stock issued as consideration related to the acquisition was not appropriately fair valued. As a result, we did not have an adequate review process or procedures over acquisitions resulting in a misstatement to our financial statements. This represented a material weakness in our internal control over financial reporting. Related to the quarter ended March 31, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of June 30, 2019.

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

The accompanying condensed consolidated financial statements as of June 30, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the six months ended June 30, 2019 of $12,549,000. Net cash used in operating activities was $5,381,000 for the six months ended June 30, 2019 compared to net cash used in operating activities of $1,676,000 for the six months ended June 30, 2018. We do not currently believe that its existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of June 30, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Due to errors in our financial statements for the three and six months ended June 30, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Stockholders’ Equity and the Unaudited Condensed Consolidated Statement of Cash Flows. We have commenced measures to remediate the identified material weaknesses in our internal controls: however, there can be no assurance that the weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

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