Form 10-Q/A
period 2019-09-30
Youngevity International, Inc.
filed 2021-09-13
CIK 1569329

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

As of November 15, 2019, the issuer had 30,270,422 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

On October 13, 2020, the Audit Committee of the Board of Directors (the “Board”) of Youngevity International, Inc (together with its subsidiaries, the “Company”, “we”, “our” or “us”), following discussions with management, determined that the unaudited condensed consolidated financial statements (the “Previously Issued Financial Statements”) presented in the Company’s Quarterly Report for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon as a result of the following error:

●
During the three months ended March 31, 2019, the three and six months ended June 30, 2019 and the three and nine months ended September 30, 2019 revenues related to green coffee sales, within the Company’s commercial coffee segment, were recognized at gross should have been recorded at net.

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

During the Company’s 2019 annual audit, the Company reviewed revenues related to its commercial coffee segment related to green coffee sales and concluded that certain green coffee sales were recorded in error. As a result, the Company is restating revenues related to its commercial coffee segment for the following revenue recognition error:

●
During the three and six months ended June 30, 2019 certain revenues and costs of revenue related to green coffee sales, within the Company’s commercial coffee segment, were recognized in error. As a result, the Company is restating its revenue and costs of revenue for the three months ended June 30, 2019 and for subsequent year-to-date periods ended September 30, 2019.

A description of the restatement is presented in Note 2 under the caption Restatement of previously reported unaudited condensed consolidated financial statements.

Accordingly, the Company is filing this Amendment No. 1 (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2019 (the “Original Filing”), to reflect the amendment and restatement of our Unaudited Condensed Consolidated Balance Sheet at September 30, 2019, Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, Unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2019, the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019 and the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and the related notes thereto and related disclosures as of September 30, 2019.  This Form 10–Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

Background and Effects of the Restatement

On October 16, 2020, the Company filed a Current Report on Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to Previously Issued Financial Statements as described below. As indicated in the Current Report on Form 8-K under Item 4.02, the Company determined that a restatement was necessary due to a change in the accounting treatment of its revenue derived from its green coffee sales, which had been accounted for on a gross basis and is now being accounted for on a net basis reflecting the deduction of cost of revenue related to such revenue. During the Company’s 2019 annual audit, the Company reassessed its accounting for revenue derived from its CLR Roasters LLC., (“CLR”) commercial coffee segment, specifically the 2019 green coffee sales program, for sales made by the Company to its joint venture partner, H&H Coffee Group Export Corp. (“H&H Export”), which was the provider of the “wet” green coffee and the buyer of the processed coffee for the three and nine months ended September 30, 2019.

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

In addition, during the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, the Company’s coffee segment, with regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the Company had satisfied its performance obligation and could reasonably expect payment for fulfilling these performance obligations. The Company determined that for certain sales made to Rothfos Corporation, these thresholds were not met, and therefore revenue and costs of revenue should not have been recognized. As a result, the Company is restating its revenue and costs of revenue related to the three and six months ended June 30, 2019 and for the nine months ended September 30, 2019 for sales recorded during the three months ended June 30, 2019 in the aggregate of approximately $2,116,000 and approximately $1,874,000 related to the costs of revenues. The related inventory for the green coffee was returned to CLR’s supplier H&H Export, as such the related costs of $1,874,000 were credited back to CLR and accounts payable has been adjusted for this amount.

On February 15, 2019, the Company and Khrysos Industries, Inc., closed its acquisition of Khrysos Global, Inc., detailed further in Note 5 to the unaudited condensed consolidated financial statements below. In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date including; i) $1,127,000 related to the certain fixed assets, and ii) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000. In addition, this Form 10-Q/A has added to Note 12, to the accompanying notes to the condensed consolidated financial statements disclosure that includes the disclosure of capital expenditures recorded as the result of the acquisition of Khrysos Global Inc., reflecting the change in the fair value of the fixed assets from approximately $2,260,000 to $1,133,000. For the three months ended September 30, 2019, the Company reported in error capital expenditures to include the fixed assets acquired with the acquisition of approximately $2,260,000, the correct amount is $1,127,000 excluding the $2,260,000 is restated. Additionally, for the nine months ended September 30, 2019, the reported capital expenditures which included the $2,260,000 has been restated to $2,609,000 reflecting only non-acquisition capital expenditures.

Accordingly, this Form 10–Q/A restates our unaudited condensed consolidated financial statements; i) Unaudited Condensed Consolidated Balance Sheet at September 30, 2019, ii) Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019; iii) Condensed Consolidated Statements of Comprehensive Loss for nine months ended September 30, 2019; iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019, and v) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019.

For a description of the effect of the restatement as of September 30, 2019 and for the three and nine months ended September 30, 2019, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to the Company’s unaudited condensed consolidated financial statements in “Item 1. Financial Statements” contained herein.  In connection with the restatement of the Company’s condensed consolidated financial statements in this Form 10–Q/A, management determined that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were ineffective during this reporting period. For a description of the material weaknesses identified by management and managements implemented and planned remediations for those material weaknesses, please see “Item 4. Controls and Procedures” contained herein.

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
Item 1A. Risk Factors;

●
Item 6. Exhibits.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Form 10–Q/A. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

-iii-

YOUNGEVITY INTERNATIONAL, INC.

-iv-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Youngevity International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	As of
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited) (Restated)*
Current Assets
Cash and cash equivalents	$7,270	$2,879
Accounts receivable trade, net (Note 1)	9,726	4,028
Income tax receivable	307	74
Inventory	23,109	21,776
Advances (Note 1)	-	5,000
Prepaid expenses and other current assets	5,925	5,263
Total current assets	46,337	39,020

Property and equipment, net	21,413	15,105
Operating lease right-of-use assets	7,443	-
Deferred tax assets	75	148
Intangible assets, net	22,083	15,377
Goodwill	13,154	6,323
Note receivable (Note 1)	5,146	-
Other assets – notes receivable	949	-
Total assets	$116,600	$75,973

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,414	$8,478
Accrued distributor compensation	3,252	3,289
Accrued expenses	10,304	6,582
Deferred revenues	2,005	2,312
Line of credit	1,981	2,256
Other current liabilities	1,205	1,912
Operating lease liabilities, current portion	1,484	-
Finance lease liabilities, current portion	921	1,168
Notes payable, current portion	162	141
Convertible notes payable, current portion	25	647
Warrant derivative liability	2,699	9,216
Contingent acquisition debt, current portion	673	795
Total current liabilities	33,125	36,796

Operating lease liabilities, net of current portion	5,959	-
Finance lease liabilities, net of current portion	593	1,107
Notes payable, net of current portion	10,705	7,629
Convertible notes payable, net of current portion	2,592	-
Contingent acquisition debt, net of current portion	6,344	7,466
Total liabilities	59,318	52,998

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% Convertible Preferred Stock, par value $0.001 per share; 161,135 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B – 6% Convertible Preferred Stock, par value $0.001 per shares; 129,332 and 129,437 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; $1,244 liquidation preference as of September 30, 2019	-	-
Series D – 9.75% Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per shares; 333,500 shares issued and outstanding at September 30, 2019 and zero at December 31, 2018; $8,405 liquidation preference as of September 30, 2019	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 30,270,360 and 25,760,708 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30	26
Additional paid-in capital	261,434	206,757
Accumulated deficit	(204,186)	(183,763)
Accumulated other comprehensive loss (income)	4	(45)
Total stockholders’ equity	57,282	22,975
Total Liabilities and Stockholders’ Equity	$116,600	$75,973

* The Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Restated)*		(Restated)*
Revenues	$33,380	$39,082	$112,789	$126,331
Cost of revenues	13,642	15,370	40,522	52,225
Gross profit	19,738	23,712	72,267	74,106
Operating expenses
Distributor compensation	13,122	15,076	42,509	47,141
Sales and marketing	4,432	3,962	11,237	10,537
General and administrative	10,663	3,880	38,795	14,957
Loss on impairment of intangible assets	-	2,200	-	2,200
Total operating expenses	28,217	25,118	92,541	74,835
Operating loss	(8,479)	(1,406)	(20,274)	(729)
Interest expense, net	(1,109)	(1,407)	(3,678)	(4,668)
Change in fair value of warrant derivative liability	2,457	(5,538)	4,344	(4,634)
Loss on modification of warrants (Note 11)	(876)	-	(876)	-
Extinguishment loss on debt	-	-	-	(1,082)
Total other income (expense)	472	(6,945)	(210)	(10,384)
Loss before income taxes	(8,007)	(8,351)	(20,484)	(11,113)
Income tax (benefit) provision	(133)	59	(61)	219
Net loss	(7,874)	(8,410)	(20,423)	(11,332)
Preferred stock dividends	(85)	(92)	(127)	(137)
Accretion of discount from beneficial conversion feature on preferred stock	-	(1,386)	-	(1,386)
Net loss attributable to common stockholders	$(7,959)	$(9,888)	$(20,550)	$(12,855)

Net loss per share, basic	$(0.27)	$(0.46)	$(0.71)	$(0.61)
Net loss per share, diluted (Note 3)	$(0.27)	$(0.46)	$(0.76)	$(0.61)

Weighted average shares outstanding, basic	30,035,182	21,686,085	28,924,305	20,986,151
Weighted average shares outstanding, diluted	30,039,676	21,686,085	29,003,331	20,986,151

* The Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 has been restated. See Note 2.

 See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
			(Restated)*
Net loss	$(7,874)	$(8,410)	$(20,423)	$(11,332)
Foreign currency translation	9	105	49	334
Total other comprehensive income	9	105	49	334
Comprehensive loss	$(7,865)	$(8,305)	$(20,374)	$(10,998)

* The Unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

 Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except shares)

	Preferred Stock									Accumulated Other Comprehensive
	Series A		Series B		Series D		Common Stock			Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(Loss) (Restated)*	Deficit (Restated)*	Equity (Restated)*
Balance at June 30, 2019	161,135	$-	129,437	$-	-	$-	29,316,445	$29	$247,935	$(5)	$(196,312)	$51,647
Net loss	-	-	-	-	-	-	-	-	-	-	(7,874)	(7,874)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	9	-	9
Issuance of common stock from exercise of stock options and warrants	-	-	-	-	-	-	790,942	1	3,630	-	-	3,631
Issuance of common stock, related to ATM Financing	-	-	-	-	-	-	16,524	-	96	-	-	96
Issuance of common stock for services	-	-	-	-	-	-	75,600	-	478	-	-	478
Issuance of warrants for services	-	-	-	-	-	-	-	-	414	-	-	414
Issuance of common stock for inducement shares	-	-	-	-	-	-	64,250	-	478	-	-	478
Preferred stock-Series D issued through Underwritten Registered Public Offering, net	-	-	-	-	333,500	-	-	-	7,323	-	-	7,323
Vesting of Restricted Stock Units	-	-	-	-	-	-	1,389	-	-	-	-	-
Warrant issued upon vesting for services	-	-	-	-	-	-	-	-	270	-	-	270
Issuance of common stock for conversion of Series B preferred stock	-	-	(105)	-	-	-	210	-	-	-	-	-
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	-	-	5,000	-	23	-	-	23
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	-	-	211	-	-	211
Dividends on preferred stock	-	-	-	-	-	-	-	-	(85)	-	-	(85)
Stock based compensation expense	-	-	-	-	-	-	-	-	661	-	-	661
Balance at September 30, 2019	161,135	$-	129,332	$-	333,500	$-	30,270,360	$30	$261,434	$4	$(204,186)	$57,282

 * The Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Nine Months Ended September 30, 2019

	Preferred Stock								Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders'
	Series A		Series B		Series D		Common Stock		Capital	Comprehensive	Deficit	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Restated)*	Loss	(Restated)*	(Restated)*
Balance at December 31, 2018	161,135	$-	129,437	$-	-	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	-	-	(20,423)	(20,423)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	49	-	49
Issuance of common stock from exercise of stock options and warrants	-	-	-	-	-	-	1,164,102	2	5,371	-	-	5,373
Issuance of common stock, related to ATM Financing	-	-	-	-	-	-	17,524	-	102	-	-	102
Issuance of common stock for services	-	-	-	-	-	-	250,600	-	1,466	-	-	1,466
Issuance of warrants for services	-	-	-	-	-	-	-	-	414	-	-	414
Issuance of common stock for inducement shares	-	-	-	-	-	-	64,250	-	478	-	-	478
Preferred stock-Series D issued through Underwritten Registered Public Offering, net	-	-	-	-	333,500	-	-	-	7,323	-	-	7,323
Vesting of Restricted Stock Units	-	-	-	-	-	-	1,389	-	-	-	-	-
Warrant issued upon vesting for services	-	-	-	-	-	-	-	-	2,196	-	-	2,196
Issuance of common stock for conversion of Series B preferred stock	-	-	(105)	-	-	-	210	-	-	-	-	-
Issuance of common stock for true-up shares	-	-	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	-	-	505,000	-	3,125	-	-	3,125
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	-	-	77,250	-	451	-	-	451
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	-	-	295,910	1	2,308	-	-	2,309
Issuance of common stock for related to purchase of land - H&H	-	-	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock for related to purchase of trademark - H&H	-	-	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock for acquisition of Khrysos	-	-	-	-	-	-	1,794,972	1	13,999	-	-	14,000
Release of warrant liability upon warrant exercises	-	-	-	-	-	-	-	-	1,077	-	-	1,077
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	-	-	1,494	-	-	1,494
Dividends on preferred stock	-	-	-	-	-	-	-	-	(127)	-	-	(127)
Stock based compensation expense	-	-	-	-	-	-	-	-	12,418	-	-	12,418
Balance at September 30, 2019	161,135	$-	129,332	$-	333,500	$-	30,270,360	$30	$261,434	$4	$(204,186)	$57,282

 * The Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 has been restated. See Note 2.

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders' Equity and Mezzanine Equity
(In thousands, except shares)

Three Months Ended September 30, 2018

	Preferred Stock						Additional	Accumulated Other		Total	Preferred Stock		Total
	Series A		Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Series C		Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	(Loss)	Deficit	Shares	Amount	Equity
Balance at June 30, 2018	161,135	$-	328,541	$-	21,536,019	$22	$182,475	$(52)	$(166,615)	$15,830	-	$-
Net loss	-	-	-	-	-	-	-	-	(8,410)	(8,410)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	105	-	105	-	-	-
Issuance of Series C preferred stock, net of issuance cost	-	-	-	-	-	-	67	-	-	67	354,704	-	2,309
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	285,527	-	985	-	-	985	-	-	-
Issuance of common stock pursuant to the exercise of stock options	-	-	-	-	175	-	(1)	-	-	(1)	-	-	-
Issuance of common stock for services	-	-	-	-	110,000	-	465	-	-	465	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(12,574)	-	25,148	-	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(3)	-	-	(3)	-	-	-
Dividends declared	-	-	-	-	-	-	(89)	-	-	(89)
Stock based compensation expense	-	-	-	-	-	-	470	-	-	470	-	-	-
Balance at September 30, 2018	161,135	$-	315,967	$-	21,956,869	$22	$184,369	$53	$(175,025)	$9,419	354,704	$-	$2,309

 See accompanying notes to condensed consolidated financial statements.

Nine Months Ended September 30, 2018

	Preferred Stock						Additional	Accumulated Other Comprehensive		Total	Preferred Stock		Total
	Series A		Series B		Common Stock		Paid-in	Income	Accumulated	Stockholders'	Series C		Mezzanine
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity	Shares	Amount	Equity
Balance at December 31, 2017	161,135	$-	-	$-	19,723,285	$20	$171,405	$(281)	$(163,693)	$7,451	-	$-	$-
Net loss	-	-	-	-	-	-	-	-	(11,332)	(11,332)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	334	-	334	-	-	-
Issuance of Series B preferred stock, net of issuance cost	-	-	381,173	-	-	-	3,289	-	-	3,289	-	-	-
Issuance of Series C preferred stock, net of issuance cost	-	-	-	-	-	-	67	-	-	67	354,704	-	2,309
Issuance of common stock, Private Placement, net of issuance costs	-	-	-	-	285,527	-	985	-	-	985	-	-	-
Issuance of common stock pursuant to the exercise of stock options	-	-	-	-	612	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	240,000	-	1,010	-	-	1,010	-	-	-
Issuance of common stock for conversion of Series B preferred stock	-	-	(65,206)	-	130,412	1	-	-	-	1	-	-	-
Issuance of common stock for conversion of Notes - 2017 Notes	-	-	-	-	1,577,033	1	6,544	-	-	6,545	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(137)	-	-	(137)	-	-	-
Warrant modification	-	-	-	-	-	-	284	-	-	284	-	-	-
Stock based compensation expense	-	-	-	-	-	-	922	-	-	922	-	-	-
Balance at September 30, 2018	161,135	$-	315,967	$-	21,956,869	$22	$184,369	$53	$(175,025)	$9,419	354,704	$-	$2,309

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
 (In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:	(Restated)*
Net loss	$(20,423)	$(11,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,199	3,781
Stock-based compensation expense	12,418	922
Amortization of debt discounts and issuance costs	924	1,158
Equity issuance costs for services	3,982	249
Change in fair value of warrant derivative liability	(4,344)	4,634
Change in fair value of contingent acquisition debt	(911)	(4,076)
Change in inventory reserve	889	765
Stock issuance for true-up shares	281	-
Loss on modification of warrants (Note 11)	876	-
Loss on impairment of intangible assets	-	2,200
Extinguishment loss on debt	-	1,082
Deferred taxes	73	137
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(5,389)	(1,823)
Inventory	(958)	(2,470)
Prepaid expenses and other current assets	(1,411)	(263)
Accounts payable	454	(1,642)
Accrued distributor compensation	(37)	(221)
Deferred revenues	(307)	1,130
Accrued expenses and other liabilities	2,155	1,071
Income taxes receivable	(233)	(34)
Net Cash Used in Operating Activities	(7,762)	(4,732)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(925)	(50)
Purchases of property and equipment	(5,177)	(252)
Net Cash Used in Investing Activities	(6,102)	(302)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-
Proceeds from issuance of preferred stock - series B, net of offering costs	-	3,289
Proceeds from issuance of preferred stock - series C, net of offering costs	-	3,197
Proceeds from issuance of preferred stock - series D, net of offering costs	7,323	-
Proceeds from private placement of common stock, net of offering costs	2,871	985
Proceeds from exercise of stock options and warrants, net	5,214	3
Proceeds from short-term notes payable	-	1,907
Proceeds from at-the-market offering transactions	102	-
Payments net of repayment towards line of credit	(275)	(1,308)
Payments of notes payable	(108)	(732)
Payments of convertible notes payable	(568)	-
Payments of contingent acquisition debt	(333)	(137)
Payments of finance leases	(1,099)	(840)
Payments of dividends	(46)	(39)
Net Cash Provided by Financing Activities	18,206	6,325
Foreign Currency Effect on Cash	49	334
Net increase in cash and cash equivalents	4,391	1,625
Cash and Cash Equivalents, Beginning of Period	2,879	673
Cash and Cash Equivalents, End of Period	$7,270	$2,298

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,641	$3,517
Income taxes	$164	$33

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$1,113
Purchases of property and equipment funded by mortgage agreements	$977	$-
Fair value of stock issued for services (Note 11)	$1,880	$1,010
Fair value of stock issued for property and equipment (land)	$1,200	$-
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-
Fair value of warrant issued for services, vested portion	$2,196	$-
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5)	$14,000	-
Issuance of common stock for the noncash exercise of warrants	$157	$-
Change in warrant derivative liability to equity classification due to warrant modification	$-	$284
Dividends declared but not paid at the end of period (Note 11)	$83	$89
Acquisitions of net assets in exchange for contingent debt, net of purchase price adjustments	$-	$527
Conversion of 2017 Notes to Common Stock	$-	$7,254

* The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 has been restated. See Note 2.

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

During the three months ended September 30, 2019, the Company derived approximately 90.6% of its revenue from its direct selling segment and approximately 8.8% of its revenue from its commercial coffee segment and approximately 0.6% from the commercial hemp segment. During the three months ended September 30, 2018, the Company had two reportable segments and derived approximately 88% of its revenue from its direct selling segment and approximately 12% of its revenue from its commercial coffee segment.

During the nine months ended September 30, 2019, the Company derived approximately 84.9% of its revenue from its direct selling segment and approximately 14.6% of its revenue from its commercial coffee segment and approximately 0.5% from the commercial hemp segment. During the nine months ended September 30, 2018, the Company had two reportable segments and derived approximately 84% of its revenue from its direct selling segment and approximately 16% of its revenue from its commercial coffee segment.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the nine months ended September 30, 2019 and 2018 of approximately $20,423,000 and $11,332,000, respectively. Net cash used in operating activities was approximately $7,762,000 and $4,732,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on its current cash levels and its current rate of cash requirements, the Company will need to raise additional capital and/or will need to further reduce its expenses from current levels. As discussed in Accounts Receivable and Other Relationship Transactions below, the Company could experience further restraint on liquidity if the Company does not collect the accounts receivable balance with H&H Coffee Group Export Corp., in full, which the Company believes is not likely based on current negotiations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Between February 2019 and July 2019, the Company closed five tranches related to the 2019 January Private Placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. The Company received aggregate gross proceeds of $3,090,000 and issued the 2019 PIPE Notes in the aggregate principal amount of $3,090,000. (See Note 8)

On March 18, 2019, the Company entered into a two-year Secured Promissory Note (the “Note” or “Notes”) with two (2) accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds of $2,000,000. (See Note 7)

On February 6, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor that had a substantial pre-existing relationship with the Company pursuant to which the Company sold 250,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $7.00 per share. Pursuant to the Purchase Agreement, the Company also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The proceeds to the Company were $1,750,000. Consulting fees for arranging the Purchase Agreement include the issuance of 5,000 shares of restricted shares of the Company’s common stock, par value $0.001 per share, and a 3-year warrant priced at $10.00 per share convertible into 100,000 shares of the Company’s common stock upon exercise. No cash commissions were paid.

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

Carl Grover

Carl Grover is the sole beneficial owner of in excess of five percent (5%) of the Company’s outstanding common shares. On December 13, 2018, CLR, entered into a credit agreement with Mr. Grover (the “Credit Agreement”) pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”) secured by its green coffee inventory under a Security Agreement, dated December 13, 2018 (the “Security Agreement”), with Mr. Grover and CLR’s subsidiary, Siles Family Plantation Group S.A. (“Siles”), as guarantor, and Siles executed a separate guaranty agreement. The Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of the Company’s common stock, exercisable at $7.82 per share, pursuant to a warrant purchase agreement, dated December 13, 2018, with Mr. Grover. (See Note 7)

On July 31, 2019, Mr. Grover acquired 600,242 shares of the Company's common stock, $0.001 par value, upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received $2,761,113 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 31, 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

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

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply of unprocessed green coffee and provide the raw unprocessed green coffee to CLR’s mill in a timely and efficient manner. Substantially all the green coffee processed through the Siles mill was coffee assigned to CLR for processing. In addition, CLR’s largest customer for green coffee beans during the three and nine months ended September 30, 2019 is H&H Coffee Group Export Corp., (“H&H Export”), a Florida based company which is affiliated with H&H. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

CLR made purchases from H&H of approximately $2,828,000 of green coffee for the nine months ended September 30, 2019, for use in selling processed green coffee to other third parties and for use in the Company’s Miami roasting facilities. There were no purchases of green coffee for use in selling processed green coffee to other third parties and for use in the Company’s Miami roasting facilities from H&H for the three months ended September 30, 2019.

CLR made purchases from H&H of approximately $435,000 and $8,969,000 of green coffee for the three and nine months ended September 30, 2018, respectively, for use in selling processed green coffee to other third parties and for use in the Company’s Miami roasting facilities.

During the three and nine months ended September 30, 2019, CLR recorded net revenues from processing services of approximately $29,000 and $6,416,000, respectively. There was no processing service revenue during the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, CLR recorded processed green coffee beans gross revenues of $117,000 and $3,419,000, respectively, to H&H Export. There were no processed green coffee bean sales during the three and nine months ended September 30, 2019 to H&H.

As of September 30, 2019 and December 31, 2018, CLR's accounts receivable for customer related revenue by H&H Export were $7,405,000 and $673,000, respectively, of which $7,405,000 was past due at September 30, 2019.

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

Concentrations

Vendor Concentration

The Company purchases its inventory from multiple third-party suppliers at competitive prices. For the three months ended September 30, 2019, the Company’s commercial coffee segment made purchases from three vendors, INTL FC Stone, Inc., Sixto Packaging, Inc., and The Serengeti Trading Co., that individually comprised more than 10% of total purchases and in aggregate approximated 65% of total purchases made by the commercial coffee segment. For the nine months ended September 30, 2019, the Company’s commercial coffee segment made purchases from three vendors, H&H Export and INTL FC Stone, Inc., and Sixto Packaging, Inc., that individually comprised more than 10% of total purchases and in aggregate approximated 70% of total purchases made by the commercial coffee segment.

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

Customer Concentration

For the three months ended September 30, 2019, the Company’s commercial coffee segment had four customers, Topco Associates, LLC, Carnival Cruise Lines, Walmart Corporation and Super Store Industries that individually comprised more than 10% of revenue and in aggregate approximated 61% of total revenue generated by the commercial coffee segment.

For the nine months ended September 30, 2019, the Company’s commercial coffee segment had one customer, H&H Export, that individually comprised more than 10% of revenue and in aggregate approximated 39% of total revenue generated by the commercial coffee segment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under GAAP. Topic 606 also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The Company adopted the provision of this guidance using the modified retrospective approach. The Company has performed an assessment of its revenue contracts as well as worked with industry participants on matters of interpretation and application and has not identified any material changes to the timing or amount of its revenue recognition under Topic 606. The Company’s accounting policies did not change materially as a result of applying the principles of revenue recognition from Topic 606 and are largely consistent with existing guidance and current practices applied by the Company. (See Note 4)

Reclassification

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

Based on the above assessment, management has determined that CLR does not control the green coffee before it is provided to H&H Export, but merely fulfills an obligation to provide milling services and therefore, the Company is the agent for the milling services.

Therefore, management has determined that for green coffee sales made by the Company to its joint venture partner, H&H Export, the Company should have recorded these sales at net, which reflects the value of the performance obligation to provide milling services as opposed to on a gross basis.

In addition, during the Company’s 2019 annual audit, the Company reviewed revenues related to CLR, the Company’s coffee segment, with regard to sales made to major independent customers, the Company focused on if recognition of revenue thresholds were met and if the Company had satisfied its performance obligation and could reasonably expect payment for fulfilling these performance obligations. The Company determined that for certain sales made to Rothfos Corporation, these thresholds were not met, and therefore revenue should not have been recognized. As a result, the Company is restating its revenue related to the three and six months ended June 30, 2019 and nine months ended September 30, 2019 for sales recorded during the three months ended June 30, 2019 in the aggregate of approximately $2,116,000 and approximately $1,874,000 related to the costs of revenues. The related inventory for the green coffee was returned to CLR’s supplier H&H Export, as such the related costs $1,874,000 was credited back to CLR and accounts payable has been adjusted for this amount.

On February 15, 2019, the Company and Khrysos Industries, Inc., closed its acquisition of Khrysos Global, Inc., detailed further in Note 5 to the unaudited condensed consolidated financial statements below. In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date including; i) $1,127,000 related to the certain fixed assets, and ii) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000.  As a result, the Company is restating it’s the items listed above related to the period ended March 31, 2019.

The tables below summarize the effects of the restatement on our (i) unaudited condensed consolidated balance sheet at September 30, 2019; (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019;(iii) unaudited condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2019, and (iv) unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019. A summary of the effect of the restatement on the unaudited condensed consolidated statements of changes to stockholders’ equity for the three and nine months ended September 30, 2019 are not presented because the impact to additional paid-in-capital are reflected below in the unaudited condensed consolidated balance sheet summaries.

Summary of Restatement – Unaudited Condensed Consolidated Balance Sheet

The effects of the restatement on our unaudited condensed consolidated balance sheets are as follows:

	September 30, 2019
	Previously Reported	Adjustments	Restated
ASSETS
Current Assets
Cash and cash equivalents	$7,270	$-	$7,270
Accounts receivable, trade (1)	35,662	(25,936)	9,726
Income tax receivable	307	-	307
Inventory	23,109	-	23,109
Prepaid expenses and other current assets	5,925	-	5,925
Total current assets	72,273	(25,936)	46,337

Property and equipment, net	22,540	(1,127)	21,413
Operating lease right-of-use assets	7,443	-	7,443
Deferred tax assets	75	-	75
Intangible assets, net	22,083	-	22,083
Goodwill	10,676	2,478	13,154
Note receivable (Note 1)	5,146	-	5,146
Other assets – notes receivable	949	-	949
Total assets	$141,185	$(24,585)	$116,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,108	$(25,694)	$8,414
Accrued distributor compensation	3,252	-	3,252
Accrued expenses	10,304	-	10,304
Deferred revenues	2,005	-	2,005
Line of credit	1,981	-	1,981
Other current liabilities	1,205	-	1,205
Operating lease liabilities, current portion	1,484	-	1,484
Finance lease liabilities, current portion	921	-	921
Notes payable, current portion	162	-	162
Convertible notes payable, current portion	25	-	25
Warrant derivative liability	2,699	-	2,699
Contingent acquisition debt, current portion	673	-	673
Total current liabilities	58,819	(25,694)	33,125

Operating lease liabilities, net of current portion	5,959	-	5,959
Finance lease liabilities, net of current portion	593	-	593
Notes payable, net of current portion	10,705	-	10,705
Convertible notes payable, net of current portion	2,592	-	2,592
Contingent acquisition debt, net of current portion	6,344	-	6,344
Total liabilities	85,012	(25,694)	59,318

Commitments and contingencies (Note 1)

Stockholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% Convertible Preferred Stock, par value $0.001 per share; 161,135 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-	-
Series B – 6% Convertible Preferred Stock, par value $0.001 per shares; 129,332 and 129,437 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; $1,244 liquidation preference as of September 30, 2019	-	-	-
Series D – 9.75% Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per shares; 333,500 shares issued and outstanding at September 30, 2019 and zero at December 31, 2018; $8,405 liquidation preference as of September 30, 2019	-	-	-
Common Stock, $0.001 par value: 50,000,000 shares authorized; 30,270,360 and 25,760,708 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	30	-	30
Additional paid-in capital	260,083	1,351	261,434
Accumulated deficit	(203,944)	(242)	(204,186)
Accumulated other comprehensive loss (income)	4	-	4
Total stockholders’ equity	56,173	1,109	57,282
Total Liabilities and Stockholders’ Equity	$141,185	$(24,585)	$116,600

Summary of Restatement – Unaudited Condensed Consolidated Statements of Operations

The effects of the restatement on our unaudited condensed consolidated statements of operations are as follows:

	Three Months Ended September 30, 2019
	Previously Reported	Adjustments	Restated
Revenues	$34,017	$(637)	$33,380
Cost of revenues	14,279	(637)	13,642
Gross profit	19,738	-	19,738
Operating expenses			-
Distributor compensation	13,122	-	13,122
Sales and marketing	4,432	-	4,432
General and administrative	10,663	-	10,663
Total operating expenses	28,217	-	28,217
Operating loss	(8,479)	-	(8,479)
Interest expense, net	(1,109)	-	(1,109)
Change in fair value of warrant derivative liability	2,457	-	2,457
Loss on modification of warrants (Note 11)	(876)	-	(876)
Total other income	472	-	472
Loss before income taxes	(8,007)	-	(8,007)
Income tax benefit	(133)	-	(133)
Net loss	(7,874)	-	(7,874)
Preferred stock dividends	(85)	-	(85)
Net loss attributable to common stockholders	$(7,959)	$-	$(7,959)

Net loss per share, basic	$(0.27)	$-	$(0.27)
Net loss per share, diluted (Note 3)	$(0.27)	$-	$(0.27)

Weighted average shares outstanding, basic	30,035,182	-	30,035,182
Weighted average shares outstanding, diluted	30,039,676	-	30,039,676

	Nine Months Ended September 30, 2019
	Previously Reported	Adjustments	Restated
Revenues	$144,004	$(31,215)	$112,789
Cost of revenues	71,495	(30,973)	40,522
Gross profit	72,509	(242)	72,267
Operating expenses			-
Distributor compensation	42,509	-	42,509
Sales and marketing	11,237	-	11,237
General and administrative	38,795	-	38,795
Total operating expenses	92,541	-	92,541
Operating loss	(20,032)	(242)	(20,274)
Interest expense, net	(3,678)	-	(3,678)
Change in fair value of warrant derivative liability	4,344	-	4,344
Loss on modification of warrants (Note 11)	(876)	-	(876)
Total other expense, net	(210)	-	(210)
Loss before income taxes	(20,242)	(242)	(20,484)
Income tax benefit	(61)	-	(61)
Net loss	(20,181)	(242)	(20,423)
Preferred stock dividends	(127)	-	(127)
Net loss attributable to common stockholders	$(20,308)	$(242)	$(20,550)

Net loss per share, basic	$(0.70)	$(0.01)	$(0.71)
Net loss per share, diluted (Note 3)	$(0.75)	$(0.01)	$(0.76)

Weighted average shares outstanding, basic	28,924,305	-	28,924,305
Weighted average shares outstanding, diluted	29,003,331	-	29,003,331

Summary of Restatement – Unaudited Condensed Consolidated Statement of Comprehensive Loss

The effect of the restatement on our unaudited condensed consolidated statement of comprehensive loss are as follows:

	Nine Months Ended September 30, 2019
	Previously Reported	Adjustments	Restated
Net loss	$(20,181)	$(242)	$(20,423)
Foreign currency translation	49	-	49
Total comprehensive income	49	-	49
Comprehensive loss	$(20,132)	(242)	$(20,374)

Summary of Restatement – Unaudited Condensed Consolidated Statement of Cash Flows

The effect of the restatement on our unaudited condensed consolidated statements of cash flows are as follows:

	Nine Months Ended September 30, 2019
	Previously Reported	Adjustments	Restated

Cash Flows from Operating Activities:
Net loss	$(20,181)	$(242)	$(20,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,199	-	4,199
Stock-based compensation expense	12,418	-	12,418
Amortization of debt discounts and issuance costs	924	-	924
Equity issuance costs for services	3,982	-	3,982
Change in fair value of warrant derivative liability	(4,344)	-	(4,344)
Change in fair value of contingent acquisition debt	(911)	-	(911)
Change in inventory reserve	889	-	889
Stock issuance for true-up shares	281	-	281
Extinguishment loss on debt	876	-	876
Deferred taxes	73	-	73
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(31,325)	25,936	(5,389)
Inventory	(958)	-	(958)
Prepaid expenses and other current assets	(1,411)	-	(1,411)
Accounts payable	26,148	(25,694)	454
Accrued distributor compensation	(37)	-	(37)
Deferred revenues	(307)	-	(307)
Accrued expenses and other liabilities	2,155	-	2,155
Income taxes receivable	(233)	-	(233)
Net Cash Used in Operating Activities	(7,762)	-	(7,762)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(925)	-	(925)
Purchases of property and equipment	(5,177)	-	(5,177)
Net Cash Used in Investing Activities	(6,102)	-	(6,102)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	5,125	-	5,125
Proceeds from issuance of preferred stock - series D, net of offering costs	7,323	-	7,323
Proceeds from private placement of common stock, net of offering costs	2,871	-	2,871
Proceeds from exercise of stock options and warrants, net	5,214	-	5,214
Proceeds from at-the-market-offering transactions	102	-	102
Payments net of repayment towards line of credit	(275)	-	(275)
Payments of notes payable	(108)	-	(108)
Payments of convertible notes payable	(568)	-	(568)
Payments of contingent acquisition debt	(333)	-	(333)
Payments of finance leases	(1,099)	-	(1,099)
Payments of dividends	(46)	-	(46)
Net Cash Provided by Financing Activities	18,206	-	18,206
Foreign Currency Effect on Cash	49	-	49
Net increase in cash and cash equivalents	4,391	-	4,391
Cash and Cash Equivalents, Beginning of Period	2,879	-	2,879
Cash and Cash Equivalents, End of Period	$7,270	$-	$7,270

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,641	$-	$2,641
Income taxes	$164	$-	$164

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$42	$-	$42
Purchases of property and equipment funded by mortgage agreements	$977	$-	$977
Fair value of stock issued for services (Note 11)	$1,880	$-	$1,880
Fair value of stock issued for property and equipment (land)	$1,200	$-	$1,200
Fair value of stock issued for purchase of intangibles (tradename)	$750	$-	$750
Fair value of stock issued for note receivable, net of debt settlement	$2,309	$-	$2,309
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 5) (1)	$12,649	$1,351	$14,000
Fair value of warrant issued for services, vested portion	$2,196	-	$2,196
Issuance of common stock for the noncash exercise of warrants	$157	-	$157
Dividends declared but not paid at the end of period (Note 11)	$83	$-	$83
Acquisition of net assets acquired, net of purchase price adjustments (Note 12) (2)	$2,260	(2,260)	$-

(1)
 The Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc., was previously reported in Note 4 to the original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 as filed with the SEC on November 18, 2019.

(2)
Acquisition of net assets acquired net of purchase price adjustments of $2,260,000 has been removed due to the restatement of the Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc., noted above, as a result of the decrease in net assets from $2,260,000 to $1,133,000. The disclosure related to the net assets acquired and restated has been detailed in Note 12, under the title Capital expenditures acquired through acquisitions.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
			(Restated)*
Loss per Share – Basic
Numerator for basic loss per share	$(7,959,000)	$(9,888,000)	$(20,550, ,000)	$(12,855,000)
Denominator for basic loss per share	30,035,182	21,686,085	28,924,305	20,986,151
Loss per common share - basic	$(0.27)	$(0.46)	$(0.71)	$(0.61)

Loss per Share - Diluted
Numerator for basic loss per share	$(7,959,000)	$(9,888,000)	$(20,550,000)	$(12,855,000)
Adjust: Fair value of dilutive warrants outstanding	(27,000)	-	(1,529,000)	-
Numerator for dilutive loss per share	$(7,986,000)	$(9,888,000)	$(22,079,000)	$(12,855,000)

Denominator for basic loss per share	30,035,182	21,686,085	28,924,305	20,986,151
Adjust: Incremental shares underlying “in the money” warrants outstanding	4,494	-	79,026	-
Denominator for dilutive loss per share	30,039,676	21,686,085	29,003,331	20,986,151
Loss per common share - diluted	$(0.27)	$(0.46)	$(0.76)	$(0.61)

  * Loss per share for the nine months ended September 30, 2019 has been restated. See Note 2.

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

Inventories consist of the following (in thousands):

	As of
	September 30, 2019 (unaudited)	December 31, 2018
Finished goods	$14,124	$11,300
Raw materials	12,142	12,744
Total inventory	26,266	24,044
Reserve for excess and obsolete	(3,157)	(2,268)
Inventory, net	$23,109	$21,776

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

Revenue is recognized when the title and risk of loss is passed to the customer under the terms of the shipping arrangement, typically, FOB shipping point. At this point the customer has a present obligation to pay, takes physical possession of the product, takes legal title to the product, bears the risks and rewards of ownership, and as such, revenue will be recognized at this point in time. Revenues derived from the sales of green coffee beans by the Company that it has milled, and it has determined it is the agent with regard to such green coffee beans is recorded at net or recorded to reflect only the revenue derived from the milling services provided. Sales taxes in domestic and foreign jurisdictions are collected from customers and remitted to governmental authorities, all at the local level, and are accounted for on a net basis and therefore are excluded from revenues.

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

The following table summarizes revenue disaggregated by segment (in thousands):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2019	2018	2019	2018
	(Restated)*		(Restated)*
Direct Selling Segment	$30,256	$34,280	$95,800	$106,437
Commercial coffee:
Processed green coffee	(22)	1,785	1,046	11,297
Milling and processing services	29	-	6,416	-
Roasted coffee and other	2,933	3,017	9,002	8,597
Total commercial coffee	2,940	4,802	16,464	19,894
Commercial Hemp	184	-	525	-
Total revenue	$33,380	$39,082	$112,789	$126,331

 * Revenue for the three and nine months ended September 30, 2019 has been restated. See Note 2.

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

Restatement Note - related to the Acquisition of Khrysos Global, Inc.

In conjunction with the Company’s 2019 annual audit the Company concluded that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued as of the closing date February 15, 2019 including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price if $15,894,000. As such, the Company restated its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for the period ended March 31, 2019.

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

The Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that goodwill is impaired. After considering the totality of events and circumstances, the Company determines whether it is more likely than not that goodwill is not impaired.  If impairment is indicated, then the Company conducts the two-step impairment testing process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount. The testing is generally performed at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (referred to as a component) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that its reporting units for goodwill impairment testing are the Company’s reportable segments. As such, the Company analyzes its goodwill balances separately for the commercial coffee reporting unit, the direct selling reporting unit and the commercial hemp reporting unit. The goodwill balance as of September 30, 2019 and December 31, 2018 is approximately $13,154,000 and $6,323,000, respectively, which includes an adjustment to the KII acquisition goodwill during the three months ended March 31, 2019, discussed above in Note 5, which increased the goodwill for KII in the amount of $2,478,000. There were no triggering events indicating impairment of goodwill or intangible assets during the nine months ended September 30, 2019 and 2018.

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

Khrysos Acquisition Liability Payable

In conjunction with the Company’s acquisition of Khrysos, the Company agreed to pay the sellers in cash $2,000,000 towards the AEPA with an initial payment of $500,000 which was paid at closing in February 2019. Thereafter, the sellers are to receive an aggregate of: $500,000 in cash thirty (30) days following the date of closing; $250,000 in cash ninety (90) days following the date of closing; $250,000 in cash one hundred and eighty (180) days following the Date of closing; $250,000 in cash two hundred and seventy (270) days following the date of closing; and $250,000 in cash one (1) year following the date of closing. As of September 30, 2019, the Company’s remaining liability of $1,000,000 is outstanding and is recorded on the balance sheet in accrued expenses. (See Note 5)

Other Notes

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

The Company’s contingent acquisition debt as of September 30, 2019 and December 31, 2018 is approximately $7,017,000 and $8,261,000, respectively, and is attributable to debt associated with the Company’s direct selling segment. (See Note 10)

Note 8. Convertible Notes Payable

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

During the three months ended September 30, 2019, the Company extended the maturity date of one of the 2014 Notes for one year, with interest being paid under the original terms of the 2014 Note. All other 2014 Notes have been settled. As of September 30, 2019 and December 31, 2018 the principal amount of $25,000 and $750,000 remains outstanding. (See Note 11)

January 2019 Private Placement

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

Derivative liabilities are recorded at their estimated fair value (see Note 10) at the issuance date and are revalued at each subsequent reporting date. The Company will continue to revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate to are exercised or expire.

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

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s 2017, 2015 and 2014 Private Placements measured at fair value using Level 3 inputs (in thousands):

Warrant Derivative Liability
Balance at December 31, 2018	$9,216
Issuance (Note 11)	398
Adjustments to estimated fair value	(4,344)
Adjustments related to warrant exercises	(1,077)
Adjustments related to the reclassification of warrants to equity	(1,494)
Balance at September 30, 2019 (unaudited)	$2,699

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

Note 12.  Segment and Geographical Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies. Segment revenue excludes intercompany revenue eliminated in the consolidation. The following tables present certain financial information for each segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	(Restated)*		(Restated)*
Direct selling	$30,256	$34,280	$95,800	$106,437
Commercial coffee	2,940	4,802	16,464	19,894
Commercial hemp	184	-	525	-
Total revenues	$33,380	$39,082	$112,789	$126,331
Gross profit (loss)
Direct selling	$19,749	$23,622	$64,744	$73,444
Commercial coffee	(163)	90	7,393	662
Commercial hemp	152	-	130	-
Total gross profit	$19,738	$23,712	$72,267	$74,106
Operating income (loss)
Direct selling	$(3,997)	$(487)	$(17,090)	$1,670
Commercial coffee	(2,336)	(919)	390	(2,399)
Commercial hemp	(2,146)	-	(3,574)	-
Total operating loss	$(8,479)	$(1,406)	$(20,274)	$(729)
Net income (loss)
Direct selling	$(4,332)	$(2,788)	$(18,959)	$(2,656)
Commercial coffee	(1,397)	(5,622)	2,142	(8,676)
Commercial hemp	(2,145)	-	(3,606)	-
Total net loss	$(7,874)	$(8,410)	$(20,423)	$(11,332)
Capital expenditures
Direct selling	$594	$132	$674	$247
Commercial coffee	181	414	3,596	1,144
Commercial hemp	1,127	-	2,609	-
Total capital expenditures	$1,902	$546	$6,879	$1,391
Capital expenditures acquired through acquisitions
Direct selling	$-	$-	$-	$-
Commercial coffee	-	-	-	-
Commercial hemp	-	-	1,133	-
Total capital expenditures acquired through acquisitions	$-	$-	$1,133	$-

	As of
	September 30, 2019 (unaudited)	December 31, 2018
Total assets	(Restated)*
Direct selling	$43,564	$38,947
Commercial coffee	47,768	37,026
Commercial hemp	25,268	-
Total assets	$116,600	$75,973

* Segment results and total assets as of and for the three and nine months ended September 30, 2019 has been restated. See Note 2.

Total property and equipment, net located outside the United States were approximately $8.1 million and $6.2 million as of September 30, 2019 and December 31, 2018, respectively.

The Company conducts its operations primarily in the United States. For the three months ended September 30, 2019 and 2018 approximately 16% and 14%, respectively, of the Company’s sales were derived from sales outside the United States. For the nine months ended September 30, 2019 and 2018 approximately 15% and 14%, respectively, of the Company’s sales were derived from sales outside the United States.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	(Restated)*		(Restated)*
United States	$28,004	$33,600	$96,421	$108,973
International	5,376	5,482	16,368	17,358
Total revenues	$33,380	$39,082	$112,789	$126,331

  * Revenue for the three and nine months ended September 30, 2019 has been restated. See Note 2.

Note 13.  Subsequent Events

BeneYou, LLC.

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

We conduct our operations primarily in the United States. For the three months ended September 30, 2019 and 2018 approximately 16% and 14%, respectively, of our sales were derived from sales outside the United States. For the nine months ended September 30, 2019 and 2018 approximately 15% and 14%, respectively, of our sales were derived from sales outside the United States.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenues

For the three months ended September 30, 2019, our revenues decreased 14.6% to $33,380,000 as compared to $39,082,000 for the three months ended September 30, 2018. During the three months ended September 30, 2019, we derived approximately 90.6% of our revenue from our direct selling sales and approximately 8.8% of our revenue from our commercial coffee sales and approximately 0.6% from our commercial hemp segment.

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

For the three months ended September 30, 2019, commercial coffee segment revenues decreased by $1,862,000 or 38.8% to $2,940,000 as compared to $4,802,000 for the three months ended September 30, 2018. This decrease was primarily related to sales of our green coffee business of $1,807,000, attributable to the change in recognition of H&H Export revenue in 2019 to milling and processing services related to the green coffee business. and a decrease in our roasted coffee business of $84,000, offset by milling and processing services of approximately $29,000.

For the three months ended September 30, 2019, our new commercial hemp segment recorded $184,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Three Months Ended September 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$30,256	$34,280	(11.7)%
As a % of Revenue	90.6%	87.7%	2.9%
Commercial coffee:
Processed green coffee	(22)	1,785	(101.2)%
As a % of Segment Revenue	(0.7)%	37.2%	(37.9)%
Milling and processing services	29	-	N/A
As a % of Segment Revenue	1.0%	-%	N/A
Roasted coffee and other	2,933	3,017	(2.8)%
As a % of Segment Revenue	99.7%	62.8%	36.9%
Total commercial coffee total	2,940	4,802	(38.8)%
As a % of Revenue	8.8%	12.3%	(3.5)%
Commercial hemp	184	-	N/A
As a % of Revenue	0.6%	-%	N/A
Total Revenues	$33,380	$39,082	(14.6)%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the three months ended September 30, 2019, overall cost of revenues decreased approximately 11.2% to $13,642,000 as compared to $15,370,000 for the three months ended September 30, 2018.

The direct selling segment cost of revenues decreased 1.4% to approximately $10,507,000 when compared to $10,658,000 for the same period last year, primarily due to the decrease in revenues, partially offset by an increase in inventory reserve expense of $691,000.

The commercial coffee segment cost of revenues decreased 34.1% to $3,103,000 when compared to $4,712,000 for the same period last year. This was primarily attributable to the shift in revenue from processed green coffee sales to milling and processing services year on year. As revenue for milling services does not contain a cost of goods sold component, related to unprocessed green coffee, this shift in revenues to milling and processing services lowers our cost of revenue.

Cost of revenues from the sale of processed green coffee was a credit of approximately $67,000 or 104.1% of total commercial coffee revenue for the three months ended September 30, 2019. This was primarily due to pricing true ups related to fluctuations in market coffee pricing on current period final invoicing related to prior period sales recorded, which can have effects on margins.

During the three months ended September 30, 2018, cost of revenues on processed green coffee sales were $1,641,000 or 91.9% of total commercial coffee segment revenues. Cost of revenue for roasted coffee increased 3.2% to $3,170,000 for the three months ended September 30, 2019.

The commercial hemp segment cost of revenues was $32,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit (Loss)

For the three months ended September 30, 2019, overall gross profit decreased approximately 16.8% to $19,738,000 as compared to $23,712,000 for the three months ended September 30, 2018. Overall gross profit as a percentage of revenues decreased to 59.1%, compared to 60.7% in the same period last year, primarily due to the decrease in revenues discussed above and the increase in inventory reserve expense of $691,000.

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

Gross loss in the commercial coffee segment decreased to $163,000 compared to gross profit of $90,000 in the same period last year. Gross loss as a percentage of revenues in the commercial coffee segment decreased to 5.5% for the three months ended September 30, 2019, compared to gross profit as a percentage of revenues 1.9% in the same period last year. The decrease in gross profit in the commercial coffee segment was primarily due the gross loss in the roasted coffee, partially offset by the overall increase in the processing and milling of unprocessed green coffee at our mill that in turn drove higher gross profits from the combination of processed green coffee sales and revenues on milling and processing services during the three months ended September 30, 2019. Gross profit from the sales of processed green coffee was $45,000 or 68.8% of the commercial coffee segment revenues.

Gross profit in the commercial hemp segment related to the February 12, 2019 acquisition was $152,000.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit as a percentage of segment revenues:

	Three Months Ended September 30,
	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$19,749	$23,622	(16.4)%
Gross Profit % of Segment Revenues	65.3%	68.9%	(3.6)%
Commercial coffee:
Processed green coffee	45	144	(68.8)%
Gross Profit % of Segment Revenues	1.5%	3.0%	(1.5)%
Milling and processing services	29	-	N/A
Gross Profit % of Segment Revenues	1.0%	-%	N/A
Roasted coffee and other	(237)	(54)	338.9%
Gross Loss % of Segment Revenues	(8.1)%	(1.1)%	(7.0)%
Total commercial coffee	(163)	90	(281.1)%
Gross Loss % of Segment Revenues	(5.5)%	1.9%	(7.4)%
Commercial hemp	152	-	N/A
Gross Profit % of Segment Revenues	82.6%	-%	N/A
Total	$19,738	$23,712	(16.8)%
Gross Profit % of Revenues	59.1%	60.7%	(1.6)%

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

For the three months ended September 30, 2018, our direct selling segment recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl whereby the underlying intangible assets were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 6, to the condensed consolidated financial statements).

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

We recorded a non-cash loss on warrants of $876,000 for the three months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee upon exercise of their warrants. In addition, one holder of a 2014 Warrant included a change in the exercise price and extended the expiration period of the warrant. We also amended the expiration period of warrants issued to the placement agent for his assistance with the 2014 Warrant modification (see Note 11, to the condensed consolidated financial statements).

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

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenues

For the nine months ended September 30, 2019, our revenues decreased 10.7% to $112,789,000 as compared to $126,331,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we derived 84.9% of our revenue from our direct selling sales and approximately 14.6% of our revenue from our commercial coffee sales and approximately 0.5% from our commercial hemp segment.

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

For the nine months ended September 30, 2019, commercial coffee segment revenues decreased by $3,430,000 or 17.2% to $16,464,000 as compared to $19,894,000 for the nine months ended September 30, 2018. This decrease was primarily related our green coffee business of $10,251,000, attributable to the change in recognition of H&H Export revenue in 2019 to milling and processing services related to the green coffee business. The decrease in sales from green coffee was offset by increases in milling and processing services of approximately $6,416,000 and an increase in roasted coffee business of $405,000.

Our new commercial hemp segment recorded $525,000 in revenues from sales made by KII.

The following table summarizes our revenue in thousands by segment:

	Nine Months Ended September 30,
Segment Revenues	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$95,800	$106,437	(10.0)%
As a % of Revenue	84.9%	84.3%	0.6%
Commercial coffee:
Processed green coffee	1,046	11,297	(90.7)%
As a % of Segment Revenue	6.4%	56.8%	(50.4)%
Milling and processing services	6,416	-	N/A%
As a % of Segment Revenue	39.0%	-%	N/A%
Roasted coffee and other	9,002	8,597	4.7%
As a % of Segment Revenue	54.7%	43.2%	11.5%
Total commercial coffee	16,464	19,894	(17.2)%
As a % of Revenue	14.6%	15.7%	(1.1)%
Commercial hemp	525	-	N/A%
As a % of Revenue	0.5%	-	N/A%
Total Revenues	$112,789	$126,331	(10.7)%

(1) See Note 2 to the unaudited condensed consolidated financial statements.

(2) Percentages denoted as N/A do not contain prior period comparatives

Cost of Revenues

For the nine months ended September 30, 2019, overall cost of revenues decreased approximately 22.4% to $40,522,000 as compared to $52,225,000 for the nine months ended September 30, 2018.

The direct selling segment cost of revenues decreased 5.9% to $31,056,000 when compared to $32,993,000 for the same period last year, primarily due to the decrease in revenues discussed above, partially offset by an increase in inventory adjustments.

The commercial coffee segment cost of revenues decreased 52.8% to $9,071,000 when compared to $19,232,000 for the same period last year. This was primarily attributable to the shift in revenue from green coffee processed sales to milling and processing services year on year. As revenue for milling services does not contain a cost of goods sold component, this shift in revenues to milling and processing services lowers our cost of revenue. Cost of revenues from the sale of processed green coffee was a credit of $324,000 or 103.1% of commercial coffee segment revenues for the nine months ended September 30, 2019. This was primarily due to pricing true ups related to fluctuations in market coffee pricing on current period final invoicing related to prior period sales recorded, which can have a negative effect on margins.

During the nine months ended September 30, 2018, cost of revenues on processed green coffee sales were $10,577,000 or 93.6% of commercial coffee segment revenue. Cost of revenue for roasted coffee increased 8.5% to $9,395,000 for the nine months ended September 30, 2019.

The commercial hemp segment cost of revenues was $395,000.

Cost of revenues includes the cost of inventory including green coffee, shipping and handling costs incurred in connection with shipments to customers, direct labor and benefits costs, royalties associated with certain products, transaction merchant fees and depreciation on certain assets.

Gross Profit

For the nine months ended September 30, 2019, overall gross profit decreased to $72,267,000 as compared to $74,106,000 for the nine months ended September 30, 2018. Overall gross profit as a percentage of revenues increased to 64.1% compared to 58.7% in the same period last year.

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

Gross profit in the commercial coffee segment increased to $7,393,000 compared to $662,000 in the prior period. Gross profit as a percentage of revenues in the commercial coffee segment increased to 44.9% for the nine months ended September 30, 2019, compared to 3.3% in the same period last year.

The increase in gross profit in the commercial coffee segment was primarily due to the overall increase in the processing and milling of unprocessed green coffee at our mill that in turn drove higher gross profits from the combination of processed green coffee sales and revenues on milling and processing services during the nine months ended September 30, 2019. Gross profit from the sales of processed green coffee was $1,370,000 or 8.3% of the commercial coffee segment revenues. Gross profit from milling and processing services was $6,416,000 or 39.0% of the commercial coffee segment revenues. Increases in the gross profit are offset by the gross loss in our roasted coffee business of $393,000.

Gross profit in the commercial hemp segment of $130,000 was related to the February 12, 2019 acquisition of Khrysos.

Below is a table of gross profit by segment (in thousands) and gross profit as a percentage of segment revenues:

	Nine Months Ended September 30,
Segment Gross Profit	2019	2018	Percentage Change (2)
	(Restated) (1)
Direct selling	$64,744	$73,444	(11.8)%
Gross Profit % of Segment Revenues	67.6%	69.0%	(1.4)%
Commercial coffee:
Processed green coffee	1,370	720	90.3%
Gross Profit % of Segment Revenues	8.3%	3.6%	4.7%
Milling and processing services	6,416	-	N/A%
Gross Profit % of Segment Revenues	39.0%	-%	N/A%
Roasted coffee and other	(393)	(58)	(577.6)%
Gross Profit % of Segment Revenues	(2.4)%	(0.3)%	(2.1)%
Total commercial coffee	7,393	662	1,016.8%
Gross Profit % of Segment Revenues	44.9%	3.3%	41.6%
Commercial hemp	130	-	N/A%
Gross Profit % of Segment Revenues	24.8%	-	N/A%
Total	$72,267	$74,106	(2.5)%
Gross Profit % of Revenues	64.1%	58.7%	5.4%

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

For the nine months ended September 30, 2018, our direct selling segment recorded a loss on impairment of intangible assets related to our acquisition of BeautiControl whereby the underlying intangible assets were impaired and recorded a loss on impairment of intangible assets of approximately $2,200,000 (see Note 6, to the condensed consolidated financial statements).

Operating Loss

For the nine months ended September 30, 2019, we reported an operating loss of $20,274,000 as compared to an operating loss of $729,000 for the nine months ended September 30, 2018. This was primarily due to the increase of $12,966,000 in non-cash equity-based compensation expense in the first quarter of 2019 as discussed above. Excluding the increase in equity-based compensation expense, we would have reported an operating loss of $7,308,000 for the nine months ended September 30, 2019.

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

We recorded a non-cash loss on warrants of $876,000 for the three months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee to upon exercise of their warrants. In addition, one holder of a 2014 Warrant included a change in the exercise price and extended the expiration period of the warrant. We also amended the expiration period of warrants issued to the placement agent for his assistance with the 2014 Warrant modification (see Note 11, to the condensed consolidated financial statements).

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

Net Loss

For the nine months ended September 30, 2019, we reported an increase in net loss of $9,091,000 to a net loss of $20,423,000 as compared to net loss of $11,332,000 for the nine months ended September 30, 2018. The reason for the increase in net loss when compared to the prior period was due to the increase in operating loss of $19,545,000, offset by the decrease in other expense of $10,174,000 and an increase in income tax benefit of $280,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of equity-based compensation expense and the non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt, non-cash loss on modification of warrants and the change in the fair value of the derivatives or "Adjusted EBITDA," decreased to a negative $4,444,000 for the three months ended September 30, 2019 compared to $2,670,000 in 2018 and decreased to earnings of $325,000, for the nine months ended September 30, 2019 compared to $6,393,000 in the same period in 2018.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock and equity-based compensation expense, non-cash loss on impairment of intangible assets, non-cash loss on extinguishment of debt, non-cash loss on modification of warrants and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three and nine months ended September 30, 2019 and 2018 is included in the table below (in thousands):

	Three months ended		Nine months ended
	September 30, (unaudited)		September 30, (unaudited)
	2019	2018	2019 (Restated) (1)	2018
Net loss	$(7,874)	$(8,410)	$(20,423)	$(11,332)
Add/Subtract:
Interest, net	1,109	1,407	3,678	4,668
Income tax (benefit) provision	(133)	59	(61)	219
Depreciation	617	463	1,694	1,365
Amortization	1,249	724	2,505	2,416
EBITDA	(5,032)	(5,757)	(12,607)	(2,664)
Add/Subtract:
Equity-based compensation	2,169	689	16,400	1,141
Loss on impairment of intangible assets	-	2,200	-	2,200
Loss on extinguishment of debt	-	-	-	1,082
Loss on modification of warrants	876	-	876	-
Change in the fair value of warrant derivative	(2,457)	5,538	(4,344)	4,634
Adjusted EBITDA	$(4,444)	$2,670	$325	$6,393

(1) EBITDA and Adjusted EBITDA for the nine months ended has been restated as a result of the restatement of the net loss. See Note 2 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2019 we had cash and cash equivalents of approximately $7,270,000 as compared to cash and cash equivalents of $2,879,000 as of December 31, 2018.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $7,762,000 as compared to net cash used in operating activities of $4,732,000 for the nine months ended September 30, 2018. Net cash used in operating activities consisted of a net loss of $20,423,000, and $5,726,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $18,387,000.

Net non-cash operating expenses included $4,199,000 in depreciation and amortization, $12,418,000 in stock-based compensation expense, $924,000 in amortization of debt discounts and issuance costs, $3,982,000 in equity issuance costs, $889,000 in increase in inventory reserves, $281,000 in stock issuance cost related to true-up shares, $876,000 loss on warrant modification and $73,000 in deferred taxes, partially offset by $4,344,000 related to the change in fair value of warrant derivative liability and $911,000 related to the change in fair value of contingent liability.

Changes in operating assets and liabilities were attributable to decreases in working capital related to changes in accounts receivable of $5,389,000, inventory of $958,000, prepaid expenses and other current assets of $1,411,000, accrued distributor compensation of $37,000, deferred revenues of $307,000, and income taxes receivable of $233,000. Increases in working capital related to changes in accounts payable of $454,000 and accrued expenses and other liabilities of $2,155,000.

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

 ITEM 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the Company’s internal control over financial reporting that was identified during the fourth quarter of 2018 and the first, second and third quarters of 2019 for the commercial coffee segment relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions with respect to certain operations within our coffee segment.

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

In addition, during our 2019 annual audit, we reviewed revenues related to CLR with regard to sales made to major independent customers, we focused on if recognition of revenue thresholds were met and if we had satisfied our performance obligation and could reasonably expect payment for fulling these performance obligations. We determined that for certain sales made to Rothfos Corporation, a major customer, these thresholds were not met, and therefore revenue should not have been recognized. As a result, we have restated revenue related to the quarter ended June 30, 2019 in the aggregate of approximately $2,116,000 and related cost of revenue of $1,874,000.

This represented a material weakness in our internal control over financial reporting. We have restated our Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2019. In addition, we have restated our Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and we have restated our Unaudited Condensed Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2019.

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

Commercial Hemp Segment

During our 2019 annual review of internal controls, we concluded our acquisition of Khrysos Global, Inc., the commercial hemp segment, specifically the valuation of certain fixed assets and the valuation of stock issued as consideration related to the acquisition was not appropriately fair valued. As a result, we did not have an adequate review process or procedures over acquisitions resulting in a misstatement to our financial statements. This represented a material weakness in our internal control over financial reporting. Related to the quarter ended March 31, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, and the Unaudited Condensed Consolidated Statement of Cash Flows as of September 30, 2019.

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

The accompanying condensed consolidated financial statements as of September 30, 2019 have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant net losses during the nine months ended September 30, 2019 of $20,423,000 compared to $11,332,000 in the nine months ended September 30, 2018. Net cash used in operating activities was $7,762,000 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $4,732,000 for the nine months ended September 30, 2018. As discussed in Other Relationship Transactions in Note 1 to the condensed consolidated financial statements, we could experience further restraint on liquidity if we do not collect the accounts receivable balance with H&H Export in full, which we believe is not likely based on current negotiations. We do not currently believe that its existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of September 30, 2019, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Due to errors in our financial statements for the three and six months ended September 30, 2019 we have restated our Unaudited Condensed Consolidated Balance Sheet, Unaudited Condensed Consolidated Statements of Operations, Unaudited Condensed Consolidated Statements of Stockholders’ Equity and the Unaudited Condensed Consolidated Statement of Cash Flows. We have commenced measures to remediate the identified material weaknesses in our internal controls: however, there can be no assurance that the weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

A significant portion of our coffee segment revenue and purchases has been generated from sales to one customer and one supplier.

The termination of our relationship with H&H Export would adversely affect our business. For the nine months ended September 30, 2019 and 2018, our commercial coffee segment had one customer, H&H Export, that individually approximated 39% and 20% of total revenue of our commercial coffee segment, respectively.

In addition, for the nine months ended September 30, 2019, our commercial coffee segment made purchases from three vendors that individually approximated 70% of total purchases. H&H Export, individually approximated 41% of total purchases of our commercial coffee segment.
There were no purchases of green coffee from H&H to be sold to other third parties and for use in our Miami roasting facilities during the three months ended September 30, 2019.

We made purchases from H&H of approximately $435,000 and $8,969,000 of green coffee for the three and nine months ended September 30, 2018, respectively, for use in selling processed green coffee to other third parties and for use in our Miami roasting facilities.

During the three and nine months ended September 30, 2019, we recorded net revenues from processing services of approximately $29,000 and $6,416,000, respectively. There was no processing service revenue during the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018 processed green coffee beans gross revenues of $117,000 and $3,419,000, respectively, to H&H Export. There were no processed green coffee bean sales during the three and nine months ended September 30, 2019 to H&H.

As of September 30, 2019 and December 31, 2018, CLR's accounts receivable for customer related revenue by H&H Export were $7,405,000 and $673,000, respectively, of which $7,405,000 was past due at September 30, 2019.

As of December 31, 2018, CLR’s accounts payable for vendor related purchases from green coffee purchases, agented by H&H Export was $1,633,000. As of September 31, 2019, CLR did not have an accounts payable balance with H&H Export.

In addition, the Company has collaborated with H&H, the Company’s green coffee supplier and H&H Export, and other third parties in Nicaragua to develop a sourcing solution by entering into the Finance, Security and Accounts Receivable/Accounts Payable Monetization Agreement (the “FSRP Agreement”.) The FSRP Agreement is designed to provide the Company with access to a continued supply of raw green coffee beans for the 2020 growing season and a solution for funding of the continued operations of the Company’s green coffee distribution business. Under the FSRP Agreement, management has assessed the collectability of accounts receivable from H&H Export and believes collectability is more than likely due to the contracted FSRP Agreement, the Company’s history with H&H Export and the Company’s continual communication about future contractual agreements.

During the FSRP Agreement negotiations any repayment or settlement of the accounts receivable balances related to green coffee sales were stayed. The Company completed the FSRP Agreement during February 2020. The Company expects through this agreed upon FSRP Agreement that the Company is assured to collect the outstanding accounts receivable balance in full during the 2020 and 2021 growing season; however, if the facts or circumstances change, the Company will continue to reassess the collectability of these amounts and record a reserve as appropriate.

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
1.1
Underwriting Agreement, dated September 19, 2019, by and between Youngevity International, Inc. and The Benchmark Company, LLC, as representative of the several underwriters (incorporated by reference to the Current Report on Form 8-K filed with the SEC September 24, 2019 (File No. 001-38116))

3.1
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