Form 10-Q
period 2020-03-31
Youngevity International, Inc.
filed 2022-06-22
CIK 1569329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-38116

YOUNGEVITY INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0890517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Boswell Road, Chula Vista, CA	91914
(Address of Principal Executive Offices)	(Zip Code)

(619) 934-3980

Registrant’s Telephone Number, Including Area Code

Not applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At June 17, 2022, the issuer had 34,044,419 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Youngevity International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$3,243	$4,463
Accounts receivable, net	2,949	2,902
Income tax receivable	73	81
Inventory	22,743	22,706
Prepaid expenses and other current assets	3,488	3,982
Total current assets	32,496	34,134
Property and equipment, net	23,736	23,316
Operating lease right-of-use assets	7,818	8,386
Deferred tax assets	75	75
Intangible assets, net	14,946	15,566
Goodwill	6,992	6,992
Other assets	1,273	1,222
Total assets	$87,336	$89,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,954	$9,069
Accrued distributor compensation	4,542	3,164
Accrued expenses	6,420	5,108
Deferred revenues, current portion	3,173	1,943
Other current liabilities	3,152	2,664
Operating lease liabilities, current portion	1,547	1,740
Finance lease liabilities, current portion	726	736
Line of credit	2,025	2,011
Notes payable, net of debt discounts, current portion (Note 3)	4,231	4,085
Notes payable, net of debt discounts, current portion	2,015	191
Convertible notes payable, net of debt discounts, current portion	2,784	25
Contingent acquisition debt, current portion	1,382	1,263
Warrant derivative liability	53	1,542
Total current liabilities	43,004	33,541
Operating lease liabilities, net of current portion	6,473	6,646
Finance lease liabilities, net of current portion	258	408
Notes payable, net of current portion (Note 3)	1,000	-
Notes payable, net of debt discounts, net of current portion	4,962	6,790
Convertible notes payable, net of debt discounts, net of current portion	-	2,675
Contingent acquisition debt, net of current portion	6,759	7,348
Other long-term liabilities	437	2,115
Total liabilities	62,893	59,523

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% convertible preferred stock; 161,135 shares issued and outstanding at March 31, 2020 and December 31, 2019	–	–
Series B – 5% convertible preferred stock; zero and 129,332 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	–	–
Series D – 9.75% cumulative redeemable perpetual preferred stock; 590,273 and 578,898 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively; $14,877 liquidation preference at March 31, 2020	–	–
Common stock, $0.001 par value: 50,000,000 shares authorized; 30,712,432 and 30,274,601 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	31	30
Additional paid-in capital	265,867	265,825
Accumulated deficit	(241,542)	(235,751)
Accumulated other comprehensive income	87	64
Total stockholders’ equity	24,443	30,168
Total Liabilities and Stockholders’ Equity	$87,336	$89,691

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$35,531	$41,192
Cost of revenues	15,744	14,343
Gross profit	19,787	26,849
Operating expenses
Distributor compensation	14,051	14,890
Sales and marketing	3,473	4,019
General and administrative	8,940	19,881
Total operating expenses	26,464	38,790
Operating loss	(6,677)	(11,941)
Other income (expense), net
Interest expense, net	(620)	(1,507)
Change in fair value of warrant derivative liability	1,489	1,486
Total other income (expense), net	869	(21)
Net loss before income taxes	(5,808)	(11,962)
Income tax provision (benefit)	(17)	298
Net loss	(5,791)	(12,260)
Preferred stock dividends	(379)	(14)
Net loss attributable to common stockholders	$(6,170)	$(12,274)

Net loss per share, basic	$(0.20)	$(0.45)
Net loss per share, diluted (Note 1)	$(0.20)	$(0.49)

Weighted average shares outstanding, basic	30,314,986	27,577,576
Weighted average shares outstanding, diluted	30,314,986	28,025,172

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,791)	$(12,260)
Foreign currency translation	23	102
Total other comprehensive income	23	102
Comprehensive loss	$(5,768)	$(12,158)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

	Preferred Stock								Additional	Accumulated Other
	Series A		Series B		Series D		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	161,135	$–	129,332	$–	578,898	$–	30,274,601	$30	$265,825	$64	$(235,751)	$30,168
Net loss	–	–	–	–	–	–	–	–	–	–	(5,791)	(5,791)
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	23	–	23
Issuance of common stock for conversion of Series B preferred stock	–	–	(129,332)	–	–	–	258,664	1	–	–	–	1
Issuance of common stock for vesting of RSU	–	–	–	–	–	–	4,167	–	–	–	–	–
Issuance of common stock for debt financing, net of issuance costs	–	–	–	–	–	–	50,000	–	65	–	–	65
Issuance of Series D preferred stock through underwritten registered public offering, net	–	–	–	–	11,375	–	–	–	233	–	–	233
Fair value of common stock issued related to advance for working capital (recorded in prepaid expenses and other current assets)	–	–	–	–	–	–	–	–	(311)	–	–	(311)
Dividends on preferred stock	–	–	–	–	–	–	–	–	(379)	–	–	(379)
Equity-based compensation for services	–	–	–	–	–	–	125,000	–	174	–	–	174
Stock-based compensation	–	–	–	–	–	–	–	–	260	–	–	260
Balance at March 31, 2020	161,135	$–	–	$–	590,273	$–	30,712,432	$31	$265,867	$87	$(241,542)	$24,443

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	161,135	$-	129,437	$-	25,760,708	$26	$206,757	$(45)	$(183,763)	$22,975
Net loss	-	-	-	-	-	-	-	-	(12,260)	(12,260)
Foreign currency translation adjustment	-	-	-	-	-	-	-	102	-	102
Issuance of common stock from at-the-market offering and exercise of stock options and warrants, net	-	-	-	-	309,636	1	1,454	-	-	1,455
Issuance of common stock for services	-	-	-	-	75,000	-	417	-	-	417
Issuance of common stock in private offering, net of issuance costs	-	-	-	-	255,000	-	1,750	-	-	1,750
Issuance of common stock for acquisition of Khrysos	-	-	-	-	1,794,972	1	13,999	-	-	14,000
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	40,000	-	350	-	-	350
Issuance of common stock for true-up shares	-	-	-	-	44,599	-	281	-	-	281
Issuance of common stock for convertible note financing, net of issuance costs	-	-	-	-	61,000	-	293	-	-	293
Issuance of common stock related to purchase of land - H&H	-	-	-	-	153,846	-	1,200	-	-	1,200
Issuance of common stock related to purchase of trademark - H&H	-	-	-	-	100,000	-	750	-	-	750
Issuance of common stock related to advance for working capital (note receivable) net of settlement of debt	-	-	-	-	295,910	1	2,308	-	-	2,309
Release of warrant liability upon exercise of warrants	-	-	-	-	-	-	866	-	-	866
Release of warrant liability upon reclassification of liability to equity	-	-	-	-	-	-	1,494	-	-	1,494
Warrant issued upon vesting for services	-	-	-	-	-	-	1,656	-	-	1,656
Dividends on preferred stock	-	-	-	-	-	-	(14)	-	-	(14)
Stock based compensation expense	-	-	-	-	-	-	11,344	-	-	11,344
Balance at March 31, 2019	161,135	$-	129,437	$-	28,890,671	$29	$244,906	$57	$(196,023)	$48,969

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(5,791)	$(12,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,293	1,145
Stock-based compensation	260	11,344
Equity-based compensation for services	689	1,859
Amortization of debt discounts and issuance costs	337	199
Change in fair value of warrant derivative liability	(1,489)	(1,486)
Change in fair value of contingent acquisition debt	(361)	-
Decrease in allowance for accounts receivables	(30)	-
Change in allowance for other receivable (Note 3)	(311)	-
Change in allowance for notes receivable (Note 3)	112	-
Changes in inventory reserve	33	159
Loss on disposal of property and equipment	15	-
Stock issuance for true-up shares	-	281
Noncash operating lease expense	568	-
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(17)	(3,369)
Income tax receivable	8	-
Inventory	(70)	(1,283)
Prepaid expenses and other current assets	(20)	(111)
Other assets	(166)	-
Accounts payable	1,884	54
Accrued distributor compensation	1,378	854
Deferred revenues	1,230	(44)
Accrued expenses and other current liabilities	1,812	(2,173)
Operating lease liabilities	(367)	-
Other long-term liabilities	(1,678)	-
Net Cash Used in Operating Activities	(681)	(4,831)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(425)
Purchases of property and equipment	(1,082)	(2,291)
Net Cash Used in Investing Activities	(1,082)	(2,716)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	1,000	3,750
Proceeds from private placement of common stock, net of offering costs	-	2,267
Proceeds from at-the-market-offering and exercise of stock options and warrants, net	-	1,455
Proceeds from the issuance of Series D preferred stock	233	-
Proceeds from line of credit, net	14	176
Payments of notes payable	(46)	(35)
Payments of contingent acquisition debt	(109)	(128)
Payments of finance leases	(184)	(368)
Payments of dividends	(388)	(11)
Net Cash Provided by Financing Activities	520	7,106
Foreign Currency Effect on Cash	23	102
Net decrease in cash and cash equivalents	(1,220)	(339)
Cash and Cash Equivalents, Beginning of Period	4,463	2,879
Cash and Cash Equivalents, End of Period	$3,243	$2,540

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$284	$1,034
Income taxes	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by mortgage agreements	$-	$450
Purchases of property and equipment funded by financing leasing agreements	$26	$-
Decrease in fair value of common stock issued for in relation to advance for working capital (Note 3)	$311	$-
Issuance of common stock for promissory note financing (Note 10)	$65	$-
Fair value of stock issued for property and equipment (land)	$-	$1,200
Fair value of stock issued for purchase of intangibles (tradename)	$-	$750
Fair value of stock issued for note receivable, net of debt settlement	$-	$2,309
Fair value of stock issued for services	$-	$417
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 2)	$-	$14,000
Dividends declared but not paid at the end of period (Note 10)	$120	$14

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Youngevity International, Inc. (the “Company”) operates in three segments: (i) the direct selling segment where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment where products are sold directly to businesses and (iii) the commercial hemp segment where the Company manufactures proprietary systems to provide end-to-end extraction and processing of hemp feed stock into hemp oil and hemp extracts, oil extraction services, and contract manufacturing services.

Information on the operations of the Company’s three segments is as follows:

●	The direct selling segment is operated through the Company’s three domestic subsidiaries, AL Global Corporation, 2400 Boswell LLC, and Youngevity Global LLC, and twelve foreign subsidiaries:

●	Youngevity Australia Pty. Ltd.,
●	Youngevity NZ, Ltd.,
●	Youngevity Mexico S.A. de CV,
●	Youngevity Russia, LLC,
●	Youngevity Israel, Ltd.,
●	Youngevity Europe SIA (Latvia),
●	Youngevity Colombia S.A.S,
●	Youngevity International Singapore Pte. Ltd.,
●	Mialisia Canada, Inc.,
●	Youngevity Global LLC, Taiwan Branch,
●	Youngevity Global LLC, Philippine Branch, and
●	Youngevity International (Hong Kong).

●	The commercial coffee business is operated through the Company’s wholly-owned subsidiary, CLR Roasters LLC (“CLR”) and its wholly-owned subsidiary, Siles Plantation Family Group S.A. (“Siles”).

●

The commercial hemp business is operated through the Company’s wholly-owned subsidiary, Khrysos Industries, Inc., a Delaware corporation (“KII”). KII acquired the assets of Khrysos Global Inc., a Florida corporation (“Khrysos Global”), in February 2019 and the wholly-owned subsidiaries of Khrysos Global, INXL Laboratories, Inc., a Florida corporation (“INXL”) and INX Holdings, Inc., a Florida corporation (“INXH”).

In the following text, the term “the Company” refers collectively to the Company and its subsidiaries.

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

The condensed consolidated financial statements presented at March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 25, 2021. The results for interim periods are not necessarily indicative of the results for the entire year.

Table of
Contents

Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

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

During the three months ended March 31, 2020, the Company derived approximately 87.7% of its revenue from its direct selling segment, approximately 11.4% of its revenue from its commercial coffee segment and approximately 0.9% from the commercial hemp segment. During the three months ended March 31, 2019, the Company derived approximately 81.1% of its revenue from its direct selling segment, approximately 18.7% of its revenue from its commercial coffee segment and approximately 0.2% from the commercial hemp segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense for each reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, deferred taxes and related valuation allowances, fair value of derivative liabilities, uncertain tax positions, loss contingencies, fair value of options granted under the Company’s stock and equity-based compensation plan, fair value of assets and liabilities acquired in business combinations, finance leases, asset impairments, estimates of future cash flows used to evaluate impairments, useful lives of property, equipment and intangible assets, value of contingent acquisition debt, inventory obsolescence, and sales returns.

Actual results may differ from previously estimated amounts and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the three months ended March 31, 2020 and 2019 of approximately $5,791,000 and $12,260,000, respectively. Net cash used in operating activities was approximately $681,000 and $4,831,000 for the three months ended March 31, 2020 and 2019, respectively.

Management has assessed the Company’s ability to continue as a going concern and concluded that additional capital will be required during the twelve-months subsequent to the filing date of this Quarterly Report on Form 10-Q. The timing of when the additional capital will be required is uncertain and highly dependent on factors discussed below. There can be no assurance that the Company will be able to execute license or purchase agreements or to obtain equity or debt financing, or on terms acceptable to it. Factors within and outside the Company’s control could have a significant bearing on its ability to obtain additional financing. As a result, management has determined that there are material uncertainties that raise substantial doubt upon the Company’s ability to continue as a going concern.

The Company has and continues to take actions to alleviate the cash used in operations. During the three months ending March 31, 2020, the Company reported total revenue of $35,531,000 a decrease of approximately 13.7% compared to the same period a year ago. The Company continues to focus on revenue growth, but the Company cannot make assurances that revenues will grow. Additionally, the Company has plans to make the necessary cost reductions and to reduce non-essential expenses, including international operations that are not performing well to help alleviate the cash used in operating activities.

The outbreak of COVID-19 and resulting pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. The outbreak of COVID-19 also impacted the Company’s ability to properly staff and maintain its domestic and international warehousing operations due to stay-at-home orders issued within various locations where the Company operates warehouse and shipping operations. The Company took actions to mitigate the impact but cannot assert that future stay-at-home orders or further restrictive orders will not have an impact on future operations. The Company experienced changes in product mix demand, with demand increasing toward health-oriented products and weakening for non-health related products. Such changes in demand may have a significant impact on revenues, margins and net operating profit in the future. The outbreak also impacted the Company’s ability to obtain some ingredients and packaging as well as ship products in some markets. The Company’s supply chain and logistics incurred some interruptions and cost impacts to date, and the Company could experience more significant interruptions and cost impacts. The Company’s suppliers of raw material and supplies have and could continue to be impacted by geopolitical events, such as the war in Ukraine, thus interrupting the Company’s supply chain. Additionally, the Company’s customers may experience interruptions from other suppliers that could cause a customer to delay or cancel orders. These factors and other events have negatively impacted the Company’s sales and operations and will likely continue to negatively affect the Company’s business and financial results. The Company is unable to predict the possible future effect on the demand for products sold by the Company, and the related revenues, margins and operating profit due to these events.

In addition, the outbreak of the COVID-19 coronavirus has disrupted the Company’s operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in the Company’s office or other workplace, or due to quarantines. COVID-19 illness could also impact members of the Company’s board of directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of the Company’s affairs.

The Company continues to seek and obtain equity or debt financing on terms that are acceptable to the Company. Depending on market conditions, there can be no assurance that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company or to its stockholders.

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

Table o
f Contents

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

The transaction price for all sales is based on the price reflected in the individual customer's contract or purchase order.  Variable consideration has not been identified as a significant component of the transaction price for any of the Company’s transactions.

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

Revenue recognition by segment is as follows:

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

Commercial Hemp. In the commercial hemp segment, the Company develops, manufactures, and sells equipment and related services to customers which enable them to extract CBD oils from hemp stock. The Company provides hemp growers, feedstock suppliers, and CBD crude oil producers the use of equipment, intellectual capital, production consultancy, tolling services, and wholesale CBD channel sales capabilities. The Company is also engaged in hemp-based CBD extraction technology including tolling processing which converts hemp crude oil to hemp extracts such as full spectrum distillate, and cannabinoid isolate (CBD, cannabigerol or CBG, cannabinol or CBN). The Company offers customers turnkey manufacturing solutions in extraction services and end-to-end processing systems. In addition, the Company provides a broad range of capabilities in regard to formulation, quality control, and testing standards with our CBD products, including potency analysis for its supply partners of hemp derived CBD products. The Company follows all guidelines for Current Good Manufacturing Practices ("CGMP") and our hemp extracts are processed, produced, and tested throughout the manufacturing process to confirm that the cannabinoid content meets strict company standards.

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

Contract Balances. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records contract assets when performance obligations are satisfied prior to invoicing.

Contract liabilities are reflected as deferred revenues and customer deposits in accrued expenses, deferred revenue, other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Contract liabilities relate to payments invoiced or received in advance of completion of performance obligations and are recognized as revenue upon the fulfillment of performance obligations. The Company recognizes deferred revenue in its direct selling, commercial coffee and commercial coffee segments.

In January 2020, the Company introduced a rewards program in the direct selling segment where its distributors earn points awards that can be redeemed for the future product purchases. These points awards are earned by the distributors through the purchase of products or through actions and participation in non-product purchase activities. The Company records the points earned through the purchase of product by reducing revenue and creates the liability at the point of purchase. Award points earned through non-product purchasing activities are recorded as marketing expenses and creates the liability at the time the distributor performs the non-revenue activity.

The deferred revenue related to Heritage Maker’s product line obligation for points purchased by customers represents cash payments received that have not yet been redeemed for product. Revenue is recognized when customers redeem the points, and the product is shipped. Deferred revenues related to pre-enrollment in conventions and distributor events primarily related to the Company’s 2020 events. The Company does not recognize revenue until the conventions or distributor events have occurred.

The Company also records deferred revenue within its direct selling, commercial coffee and commercial hemp segments related to payments made by customers for unshipped orders.

Deferred costs relate to Heritage Makers prepaid commissions are recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheets and recognized in expense at the time the related revenue is recognized.

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is comprised of (i) a 500-acre coffee plantation and (ii) a dry-processing facility located on 26 acres, both of which are located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. There were no deferred costs associated with the harvest at March 31, 2020. Deferred costs associated with the harvest at December 31, 2019 were approximately $350,000.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for services from employees and non-employees. Under such provisions, cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense net of forfeitures, under the straight-line method, over the vesting period of the equity grant. Forfeitures are recorded as they occur.

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

The Company files income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share. Potentially dilutive securities for the three months ended March 31, 2020 and 2019 were 11,895,578 and 12,882,194, respectively.

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Warrants	6,488,182	6,943,874
Preferred stock conversions	20,124	275,604
Principal conversions on convertible notes	312,571	351,142
Stock options	4,631,924	4,836,574
Restricted stock units	442,777	475,000
Total	11,895,578	12,882,194

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three months ended March 31, 2019, the Company recorded a valuation gain on the fair value of the warrant derivative liability net of tax of approximately $1,409,000 which had a dilutive impact on the loss per share.

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Loss per Share – Basic
Numerator for basic loss per share	$(6,170,000)	$(12,274,000)
Denominator for basic loss per share	30,314,986	27,577,576
Loss per common share – basic	$(0.20)	$(0.45)

Loss per Share – Diluted
Numerator for basic loss per share	$(6,170,000)	$(12,274,000)
Adjust: Fair value of dilutive warrants outstanding	-	(1,409,000)
Numerator for dilutive loss per share	$(6,170,000)	$(13,683,000)

Denominator for basic loss per share	30,314,986	27,577,576
Plus: Incremental shares underlying “in the money” warrants outstanding	-	447,596
Denominator for diluted loss per share	30,314,986	28,025,172
Loss per common share – diluted	$(0.20)	$(0.49)

Recently Issued and Adopted Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the Company’s financial statements. During the three months ended March 31, 2020, the Company did not adopt any accounting pronouncements.

Note 2. Acquisitions and Business Combinations

During 2019, the Company entered into two acquisitions which are detailed below. The acquisitions were conducted to allow the Company to enter into the hemp market and expand the Company’s distributor network within the direct selling segment, enhance and expand its product portfolio, and diversify its product mix. As a result of the Company’s business combinations, the Company’s distributors and customers will have access to the acquired company’s products and acquired company’s distributors and customers will gain access to products offered by the Company.

As such, the major purpose for the business combinations was to increase revenue and profitability. The acquisitions were structured as asset purchases which resulted in the recognition of certain intangible assets.

During the three months ended March 31, 2020, the Company did not have any acquisitions.

2019 Acquisitions

BeneYOU

On October 31, 2019, the Company entered into an asset purchase agreement with an effective date of November 1, 2019, with BeneYOU, LLC, a Utah limited liability company (“BeneYOU”), and Ryan Anderson (the “BeneYOU Representing Party”), for the Company to acquire certain assets of BeneYOU to including all of the outstanding equity of BeneYOU Holding, LLC, a Utah limited liability company (“BeneYOU Holding”), collectively “BeneYOU”. In accordance with the asset purchase agreement, the Company also acquired BeneYOU’s customer and distributor organization lists, all intellectual property, product formulations, products, product packaging, product registrations, licenses, marketing materials, sales tools and swag, and all saleable inventory. BeneYOU’s flagship brand Jamberry has an extensive line of nail products with a core competency in social selling, and two other brands including Avisae which focuses on the gut health and the M.Global brand of products that includes hydration products.

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

The Company recorded the fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows (in thousands):

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

The reported fair value of intangible assets acquired of $1,839,000 was determined through the use of a third-party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, distributor organization, customer relationships and non-compete agreement and are being amortized over their estimated useful life of 5 years, 9 years, 5 years and 4 years, respectively. The straight-line method is being used and is believed to approximate the timeline within which the economic benefit of the underlying intangible asset will be realized.

Goodwill of $669,000 was recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. Goodwill is estimated to represent the synergistic values expected to be realized from the combination of the two businesses. The goodwill is expected to be deductible for tax purposes.

The pro-forma effect assuming the business combination with BeneYOU discussed above had occurred at the beginning of 2019 is not presented as the information was not available.

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

At closing on February 15, 2019, Khrysos Global and the Khrysos Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which had a value of $14,000,000 for the purposes of the AEPA and $500,000 in cash. The fair value of the common stock calculated as part of the acquisition valuation was approximately $14,000,000. In addition, the Company agreed to pay the sellers $1,500,000 in cash towards the AEPA of which $1,000,000 was paid to Khrysos Global and the Khrysos Representing Party during 2019. The remaining cash payment of $500,000 was not paid at the filing date herewith as the Company continues to evaluate the terms of the acquisition agreement in conjunction with the termination of the KII President, noted below. At March 31, 2020 and December 31, 2019, the Company’s remaining liability of $500,000 was outstanding and recorded as accrued expenses on the condensed consolidated balance sheet.

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

In conjunction with the acquisition and organization of KII, the Company retained Dwayne Dundore as President of KII. Previously agreed-upon equity compensation in the form of warrants that was to be provided as part of the closing to Dwayne Dundore by the Company were mutually terminated. Effective September 17, 2020, Dwayne Dundore was no longer employed with KII or the Company.

The Company has estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities as follows (in thousands):

Present value of cash consideration	$1,894
Estimated fair value of common stock issued	14,000
Aggregate purchase price	$15,894

The following table summarizes the estimated and as adjusted fair values of the assets acquired and liabilities assumed in February 2019 (in thousands):

Current assets	$636
Inventory	1,264
Property, plant and equipment	1,133
Trademarks and trade name	1,876
Customer-related intangible	5,629
Non-compete intangible	956
Goodwill	6,831
Current liabilities	(1,904)
Notes payable	(527)
Net assets acquired	$15,894

The reported fair value of intangible assets acquired in the amount of $8,461,000 was determined through the use of a third-party valuation firm using various income and cost approach methodologies. Specifically, the intangibles identified in the acquisition were trademarks and trade name, customer relationships and non-compete agreement. The trademarks and trade name, customer relationships and non-compete agreement are being amortized over their estimated useful life of 8 years, 4 years and 6 years, respectively. The straight-line method is being used and is believed to approximate the timeline within which the economic benefit of the underlying intangible asset will be realized. In connection with the Company’s annual impairment test in 2019, the net book value of intangible assets of $8,461000 was determined to be impaired. (See Note 5)

Goodwill of $6,831,000 was recognized as the excess purchase price over the acquisition-date fair value of net assets acquired. In connection with the Company’s annual impairment test in 2019, the full amount of goodwill recognized was determined to be impaired.

The costs related to the acquisition are included in legal and accounting fees and were expensed as incurred.

The pro-forma effect assuming the business combination with KII discussed above had occurred at the beginning of 2019 is not presented as the information was not available.

Note 3.  Related Party Transactions

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

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply and provide to CLR’s mill raw unprocessed green coffee to CLR in a timely and efficient manner. During the three months ended March 31, 2019, CLR’s largest customer for green coffee beans was H&H Coffee Group Export Corp. (“H&H Export”), a company related to H&H. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

During the three months ended March 31, 2020, CLR had purchases from H&H and H&H Export of approximately $991,000 and $271,000, respectively. CLR made purchases of green coffee from H&H of approximately $2,576,000 during the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, CLR recorded net revenues from green coffee milling and processing services of approximately $168,000 and $4,826,000 respectively, from H&H Export.

At March 31, 2020 and December 31, 2019, CLR's accounts receivable balances for customer related revenue from H&H Export was $8,707,000, of which the full amounts were past due at the respective periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

At March 31, 2020, the following balances were recorded from transactions with H&H:

●	Prepaid expenses and other current assets of approximately $640,000 related to green coffee acquisition,
●	accounts payable of $230,000 related to billings for freight and other charges by H&H,
●	accrued expenses of $60,000 primarily related to mill operation costs, and
●	accrued expenses offset of $88,000 related to overpaid cost of green coffee.

H&H Finance Agreement

In March 2020, CLR entered into a Finance, Security and ARAP Monetization Agreement (the “H&H Finance Agreement”) with H&H Export Y CIA. LTDA and H&H Export (collectively, the “H&H Export Group”). The H&H Finance Agreement was designed to provide the Company with access to a continued supply of unprocessed green coffee beans for the 2020 growing season and a solution for funding of the continued operations of the Company’s green coffee distribution business. Pursuant to the Agreement, the H&H Export Group had agreed to allow a Nicaraguan agency (the “Nicaraguan Agency”) to advance on behalf of the H&H Export Group, approximately $22,000,000 of the $30,100,000 of accounts receivable owed by H&H Export to CLR for its purchase of processed green coffee during the 2019 season. The Nicaraguan Agency also entered into a $46,500,000 credit facility with the H&H Export Group to provide funding for the H&H Export Group’s future coffee purchases of unprocessed green coffee from independent producers. Of the 2020 sales amounts to be billed by CLR for future coffee purchases of processed coffee, CLR was to be paid an additional amount, at a rate of $0.225 per pound of processed green coffee shipped to customers, to be applied to the remaining outstanding 2019 accounts receivable balance owed by H&H Export to CLR. Until such time as the entire accounts receivable balance is paid in full, H&H Export has agreed not take any profit interest. However, given the COVID crisis’ impact on the 2020 growing season and the continued delay in full payment of the 2020 receivable balances, management considered H&H Export accounts receivable impaired at March 31, 2020. Subsequent to the H&H Finance Agreement, CLR adopted the recognition of recording revenues at net for sales between CLR and H&H Export.

In March 2021, CLR entered into a master relationship agreement with the owners of H&H in order to memorialize the various agreements and modifications to those agreements. (See Note 13)

H&H Export Note Receivable

In December 2018, CLR advanced $5,000,000 to H&H Export to provide services in support of a five-year contract for the sale and processing of 41 million pounds of green coffee beans on an annual basis. The services include providing hedging and financing opportunities to producers and delivering harvested coffee to the Company’s mills.  In March 2019, this advance was converted to a $5,000,000 loan agreement as a note receivable and bears interest at 9.00% per annum and is due and payable by H&H Export at the end of each year’s harvest season, but no later than October 31 for any harvest year. In October 2019, CLR and H&H Export amended the March 2019 agreement in terms of the maturity date such that all outstanding principal and interest was due and payable at the end of the 2020 harvest (or when the 2020 season’s harvest was exported and collected), but never to be later than November 30, 2020.

Management reviewed the security against the loan and the impact of the underlying COVID crisis and determined that the full amount of the note receivable including interest of approximately $5,452,000 and $5,340,000 was not collected at March 31, 2020 and December 31, 2019, respectively, and therefore the full amounts were recognized as an allowance for collectability at the end of each respective period.

Mill Construction Agreement between CLR and H&H

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into a mill construction agreement with H&H and H&H Export, Mr. Hernandez and Ms. Orozco (together with H&H, collectively referred to as the “Nicaraguan Partner”), pursuant to which the Nicaraguan Partner agreed to transfer a 45-acre tract of land in Matagalpa, Nicaragua (the “Matagalpa Property”) to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition the Company issued to H&H Export, 153,846 shares of common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property (collectively the “Matagalpa Mill”) for processing coffee in Nicaragua. The addition of the mill will accommodate CLR’s green coffee contract commitments.

For the three months ended March 31, 2020 and 2019, CLR made payments of approximately $300,000 and $1,350,000, respectively, towards the construction of the Matagalpa Mill project.

At March 31, 2020, CLR contributed a total of $3,350,000 towards the construction of the Matagalpa Mill project, which is included in construction in process within property and equipment, net on the Company's consolidated balance sheets, and paid a total of $391,000 for operating equipment. At March 31, 2020, the Nicaraguan Partner contributed a total of $2,513,000 towards the Matagalpa Mill project. At the filing date of this Quarterly Report on Form 10-Q, the Matagalpa Mill was still incomplete for total operations.

In January 2019, the Company issued 295,910 shares of common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, the Company over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At March 31, 2020 and December 31, 2019, the value of the shares was approximately $85,000 and $397,000, respectively, based on the stock price at the respective periods. Management reviewed the amount due in conjunction with the impact of the underlying COVID crisis and has determined that the full receivable balances were more than likely to be uncollected at March 31, 2020 and December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at the respective periods.

Amended Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita or the Matagalpa Mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met.  Profit-sharing income for the three months ended March 31, 2020 was approximately $115,000 and profit-sharing expense for the three months ended March 31, 2019 was $243,000, which was included in accrued expenses on the Company’s balance sheets.

Other Agreements between CLR, H&H and H&H Export

In January 2019, H&H Export sold to CLR its espresso brand Café Cachita in consideration of the issuance of 100,000 shares of the Company’s common stock. The shares of common stock issued were valued at $7.50 per share.

In May 2017, CLR entered a settlement agreement, as amended, with Mr. Hernandez who was issued a warrant for the purchase of 75,000 shares of the Company’s common stock at a price of $2.00 with an expiration date of three years, in lieu of an obligation due from CLR to H&H as relates to a sourcing and supply agreement with H&H and H&H Export. The warrants were outstanding at both March 31, 2020 and December 31, 2019 and expired in May 2020.

Other Related Party Transactions

Richard Renton

Richard Renton was a member of the board of directors until February 11, 2020 and owns and operates WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases from WVNP Inc. of approximately $56,000 and $8,000 for the three months ended March 31, 2020 and 2019, respectively. In addition, Mr. Renton is a distributor of the Company and was paid distributor commissions of $81,000 and $94,000 for the three months ended March 31, 2020 and 2019, respectively.

Carl Grover (Estate of Carl Wilford Grover)

Carl Grover was the sole beneficial owner of in excess of 5% of the Company’s outstanding common shares at March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, the balance of the borrowing, net of debt discounts, from the credit agreement the Company entered into with Mr. Grover in December 2018 was approximately $4,294,000 and $4,085,000, respectively. (See Note 6)

In July 2019, Mr. Grover acquired 600,242 shares of the Company's common stock upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received approximately $2,761,000 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

Paul Sallwasser

Mr. Paul Sallwasser is a member of the board directors, and prior to joining the Company’s board of directors he acquired in the Company’s 2014 private placement a note in the principal amount of $75,000 convertible into 10,714 shares of common stock and a warrant exercisable for 14,673 shares of common stock. Mr. Sallwasser additionally acquired in the Company’s 2017 private placement a note in the principal amount of $38,000 convertible into 8,177 shares of common stock and a warrant issued to purchase 5,719 shares of common stock. Mr. Sallwasser also acquired, as part of the 2017 private placement in exchange for the 2015 note that he acquired in the Company’s 2015 private placement, an additional 2017 note in the principal amount of $5,000 convertible into 1,087 shares of common stock and a 2017 warrant exercisable for 543 shares of common stock.

In March 2018, the Company completed its Series B offering and in accordance with the terms of the 2017 notes, Mr. Sallwasser’s 2017 notes converted to 9,264 shares of the Company’s common stock. Mr. Sallwasser’s 2017 warrants of to purchase an aggregate 6,262 shares of common stock expire between July and August during 2020.

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

At March 31, 2020 and 2019, Mr. Sallwasser owned 76,924 shares of common stock and options to purchase an aggregate of 116,655 shares of common stock, which are exercisable.

Daniel Mangless

Daniel Mangless became a beneficial owner of in excess of 5% of the Company’s outstanding common stock upon consummation of a securities purchase agreement transaction in March 2020.

In February 2019, the Company entered into a securities purchase agreement with Mr. Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, the Company also issued Mr. Mangless a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The Company received proceeds of $1,750,000 from the stock offering. (See Note 10)

In June 2019, the Company entered into a second securities purchase agreement with Mr. Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $5.50 per share. The Company received proceeds of $1,375,000 from the stock offering. (See Note 10)

In March 2020, the Company entered into a securities purchase agreement with Mr. Mangless, pursuant to which the Company issued a senior secured promissory note in the principal amount of $1,000,000 which matured in December 2020. In addition, the Company issued 50,000 shares of common stock in connection with this senior secured promissory note. (See Note 6 and 10)

In April 2021, the Company entered into a settlement agreement with Mr. Mangless related to the payment schedule of the senior secured promissory note issued in March 2020. In addition, as part of the settlement agreement the Company issued Mr. Mangless 1,000,000 shares of common stock. (See Note 13)

In February 2021, Mr. Mangless liquated some of his Youngevity common stock and is no longer a beneficial owner of in excess of 5% of the outstanding shares of common stock. (See Note 13)

Table of C
ontents

2400 Boswell LLC

2400 Boswell, LLC (“2400 Boswell”) is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The Company acquired 2400 Boswell from an immediate member of the Company’s Chief Executive Officer in 2013. (See Note 6)

JJL Equipment Holding, LLC

In connection with the acquisition of Khrysos Global, the Company held a deposit from JJL Equipment Holding, LLC (“JJL Equipment”) for an equipment purchase of approximately $230,000 and $233,000 on March 31, 2020 and December 31, 2019, respectively. Leigh Dundore is a member and part owner of JJL Equipment. The deposit is to be applied to future machinery and equipment orders from JJL Equipment and was recorded in other current liabilities in the consolidated balance sheet.

Youngevity Be the Change Foundation

Youngevity Be the Change Foundation (the “Youngevity Foundation”) was formed in 2013 as a 501 c 3 charitable organization. The Company’s Chief Executive Officer and its President and Chief Investment Officer both serve as officers and directors of the Youngevity Foundation, as well as the Company’s Chief Operating Officer and the wife of the Chief Investment Officer who both serve as a director of the Youngevity Foundation. During the three months ended March 31, 2020 and 2019, the Company recorded a liability for future contributions of $24,000 and $20,000, respectively, to the Youngevity Foundation. At March 31, 2020 and December 31, 2019, the liability representing future contributions to be made to the Youngevity Foundation by the Company was $381,000 and $357,000, respectively, and was included in current liabilities on the Company’s consolidated balance sheets. The Company did not make any contribution during the three months ended March 31, 2020 and 2019.

Daniel Briskie and Maida Briskie

Daniel Briskie and Maida Briskie, the father and mother of the Company’s Chief Investment Officer, entered into note purchase agreements in the principal amount of $25,000 in September 2014 related to the Company’s private placement offering in 2014.  In September 2019, the Company entered into an agreement with Daniel Briskie and Maida Briskie to extend the maturity date of their 2014 PIPE Note for one year. At March 31, 2020 and December 31, 2019, the balance of the loan was $25,000. (See Note 7).

Douglas Briskie

Douglas Briskie, the brother of the Company’s Chief Investment Officer, entered into note purchase agreements in the principal amount of $50,000 in August 2014 related to the Company’s private placement offering in 2014. The note was paid in full in August 2019. (See Note 7).

Note 4. Revenues

The following table summarizes disaggregated revenue by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Direct selling	$31,156	$33,420
Commercial coffee:
Processed green coffee	519	100
Milling and processing services	168	4,826
Roasted coffee and other	3,372	2,779
Total commercial coffee	4,059	7,705
Commercial hemp	316	67
Total	$35,531	$41,192

Contract Balances

On March 31, 2020 and December 31, 2019, deferred revenues were approximately $5,535,000 and $3,569,000, respectively. Deferred revenues in the direct selling segment related to customer deposits were $1,925,000 and $1,626,000 on March 31, 2020 and December 31, 2019, respectively. Deferred revenues in the direct selling segment related to the rewards program that began at the beginning of 2020 were $1,146,000 on March 31, 2020. Deferred revenues in the direct selling segment related to Heritage Makers were $1,688,000 and $1,795,000 on March 31, 2020 and December 31, 2019, respectively. Deferred revenues related to convention and distributor events were $158,000 and $148,000 on March 31, 2020 and December 31, 2019, respectively.

Deferred revenues in the commercial coffee segment related to customer deposits were $618,000 on March 31, 2020. The commercial coffee segment did not have a deferred revenue balance at December 31, 2019.

The commercial hemp segment did not have a deferred revenue balance at March 31, 2020 or December 31, 2019.

The following table summarizes the classification of deferred revenues balances on the balance sheets (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Deferred revenue	$3,173	$1,943
Other current liabilities	1,925	1,626
Deferred revenue, current portion	5,098	3,569
Other long-term liabilities	437	-
Deferred revenue, total	$5,535	$3,569

Of the deferred revenue balance on December 31, 2019, the Company recognized revenue of approximately $369,000 from the Heritage Makers product line and the remaining balance from the Company’s convention and distributor events during the three months ended March 31, 2020.

At March 31, 2020 and December 31, 2019, the balance in deferred costs related to prepaid commissions from Heritage Makers was approximately $227,000 and $254,000, respectively.

Note 5.  Selected Consolidated Balance Sheet Information

Accounts Receivable, net

	March 31, 2020	December 31, 2019
	(unaudited)
Accounts receivable	$11,159	$11,142
Allowance for doubtful accounts	(8,210)	(8,240)
Accounts receivable, net	$2,949	$2,902

On March 31, 2020 and December 31, 2019, CLR's accounts receivable balance for customer related revenue by H&H Export was approximately $8,707,000, of which the full amounts were past due at the respective periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

Inventory, net

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Finished goods	$13,499	$14,890
Raw materials	13,155	11,694
Total inventory	26,654	26,584
Reserve for excess and obsolete	(3,911)	(3,878)
Inventory, net	$22,743	$22,706

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Buildings	$4,346	$4,789
Leasehold improvements	3,054	2,948
Land	2,254	3,307
Land improvements	606	606
Producing coffee trees	553	553
Manufacturing equipment	10,069	9,568
Furniture and other equipment	2,191	2,050
Computer software	1,442	1,420
Computer equipment	2,651	2,648
Vehicles	362	326
Assets held for sale (1)	1,496	-
Construction in process	6,843	6,562
Total property and equipment, gross	35,867	34,777
Accumulated depreciation	(12,131)	(11,461)
Total property and equipment, net	$23,736	$23,316

(1)	Assets held for sale at March 31, 2020 consisted of approximately $1,053,000 in land and $443,000 in building related to the commercial hemp segment. (See Note 13)

Depreciation expense totaled approximately $673,000 and $475,000 for the three months ended March 31, 2020 and 2019, respectively.

Operating and Financing Leases

The Company’s operating and financing lease assets and liabilities recognized within its consolidated balance sheets were classified as follows (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Operating lease right-of-use assets	$7,818	$8,386
Finance lease right-of-use assets (1)	907	1,052
Total leased assets	$8,725	$9,438
Liabilities
Operating lease liabilities, current portion	$1,547	$1,740
Finance lease liabilities, current portion	726	736
Total leased liabilities, current portion	2,273	2,476
Operating lease liabilities, net of current portion	6,473	6,646
Finance lease liabilities, net of current portion	258	408
Total lease liabilities	$9,004	$9,530

(1)

Finance lease right-of-use assets are recorded within property and equipment, net of accumulated amortization of approximately $1,548,000 and $1,367,000 at March 31, 2020 and December 31, 2019, respectively.

The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Weighted-average remaining lease term (in years)
Operating leases	6.7	6.8
Finance leases	1.4	1.6
Weighted-average discount rate
Operating leases	5.45%	5.47%
Finance leases	4.57%	4.57%

Operating and finance lease costs were as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
		(unaudited)	(unaudited)
Operating lease cost	Sales and marketing, general and administrative	$550	$271
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	181	96
Interest on lease liabilities	Interest expense, net	24	37
Total operating and finance lease cost		$755	$404

Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2020 (unaudited)			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$15,735	$10,644	$5,091	$15,735	$10,418	$5,317
Trademarks and trade names	8,430	2,716	5,714	8,430	2,539	5,891
Customer relationships	10,442	6,587	3,855	10,442	6,413	4,029
Internally developed software	720	682	38	720	657	63
Non-compete agreement	277	29	248	277	11	266
Intangible assets	$35,604	$20,658	$14,946	$35,604	$20,038	$15,566

Amortization expense related to intangible assets was approximately $620,000 and $670,000 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

Goodwill

Goodwill activity by reportable segment consists of the following (in thousands):

	Direct Selling	Commercial Coffee	Commercial Hemp	Total
Balance at December 31, 2019	$3,678	$3,314	$–	$6,992
Balance at March 31, 2020 (unaudited)	$3,678	$3,314	$–	$6,992

Note 6.  Notes Payable and Other Debt

Credit Note

In December 2018, CLR entered into a credit agreement with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”). In addition, Siles, as guarantor, executed a separate guaranty agreement. The Credit Note is secured by CLR’s green coffee inventory, subordinate to certain debt owed to Crestmark Bank and pari passu with certain holders of notes issued by the borrowers of the company in 2014. At both March 31, 2020 and December 31, 2019, the outstanding principal balance of the Credit Note was $5,000,000.

The Credit Note accrues interest at a rate of 8.00% per annum and in accordance with the Credit Note is paid quarterly. The credit note contains customary events of default including the Company or Siles failure to pay its obligations, commencing bankruptcy or liquidation proceedings, and breach of representations and warranties. Upon the occurrence of an event of default, the unpaid balance of the principal amount of the Credit Note together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable by Mr. Grover and shall bear interest from the due date until such amounts are paid at the rate of 10.00% per annum. In connection with the credit agreement, the Company issued to Mr. Grover a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of its common stock, exercisable at $7.82 per share.

In connection with the Credit Note, the Company also entered into an advisory agreement with a third party not affiliated with Mr. Grover, pursuant to which the Company agreed to pay to the advisor a 3.00% fee on the transaction with Mr. Grover and issued to the advisor’s designee a four-year warrant to purchase 50,000 shares of the Company’s common stock, exercisable at $6.33 per share.

The Company recorded debt discounts of approximately $1,469,000 related to the fair value of warrants issued in the transaction and $175,000 of transaction issuance costs both of which are amortized to interest expense over the life of the Credit Note. The Company recorded amortization of approximately $209,000 and $154,000 related to the debt discount and issuance cost during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the combined remaining balance of the debt discounts and issuance cost was approximately $706,000 and $915,000, respectively.

In December 2020, the Credit Note became payable and due in accordance with its terms. CLR did not make the payment due upon the maturity date of the Credit Note. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement of the Credit Note and the Credit Note remains outstanding; however no formal demand for repayment has been made.

2019 Promissory Notes

In March 2019, the Company entered into a two-year secured promissory note (the “2019 Promissory Notes”) with two accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds in the aggregate of $2,000,000. The 2019 Promissory Notes bear interest at a rate of 8.00% per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The 2019 Promissory Notes are secured by all equity in KII. At both March 31, 2020 and December 31, 2019, the outstanding principal balance of the 2019 Promissory Notes was $2,000,000.

In conjunction with the 2019 Promissory Notes, the Company also issued 40,000 shares of the Company’s common stock and five-year warrants to purchase 40,000 shares of the Company’s common stock. (See Note 10)

The Company recorded debt discounts of approximately $212,000 related to transaction issuance costs and $139,000 related to the fair value of warrants issued in the transaction both of which are amortized to interest expense over the life of the 2019 Promissory Notes. The Company recorded amortization of approximately $43,000 and $5,000 related to the debt discount and issuance cost related to the 2019 Promissory Notes during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the combined remaining balance of the debt discount and issuance costs was approximately $185,000 and $228,000, respectively.

In February 2021, the Company entered into amendment agreements extending the 2019 Promissory Notes and increasing the interest rate. At the filing date, the Company was in default of the terms of the amended agreements. (See Note 13)

Mangless Note

In March 2020, the Company entered into a securities purchase agreement with Daniel Mangless pursuant to which the Company issued a senior secured promissory note in the principal amount of $1,000,000 (the “Mangless Note”) which matured in December 2020, bearing interest at 18.00% per annum. In December 2020, the Company defaulted on the settlement of the Mangless Note.

The Mangless Note provided the Company with an option to prepay at any time without permission or penalty. The Mangless Note is secured pursuant to the terms of a pledge and security agreement, entered into by the Company and CLR with Mr. Mangless, whereby the Mangless Note is secured by a first priority lien granted by CLR in its rights under the pledge and security agreement, by and between H&H, H&H Export and CLR to receive certain payments (the “Mangless Pledge and Security Agreement”).

In addition, the Company issued 50,000 shares of common stock in connection with Mangless Note. (See Note 10)

The Company recognized debt discounts of approximately $65,000 resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount was amortized to interest expense over the term of the Mangless Note. During the three months ended March 31, 2020, the Company recorded approximately $2,000 of amortization related to the debt discounts. At March 31, 2020, the remaining balance of the debt discount was approximately $63,000.

In April 2021, the Company entered into a settlement agreement with Mr. Mangless related to the payment schedule of the Mangless Note issued in March 2020. In addition, as part of the settlement agreement the Company issued Mr. Mangless 1,000,000 shares of common stock. (See Note 13)

2400 Boswell Mortgage Note

The Company’s mortgage for its corporate office and warehouse in Chula Vista, California, is payable over 25 years with an interest rate set at the prime rate plus 2.50%. The lender will adjust the interest rate on the first calendar day of each change period. The Company and its Chief Executive Officer and Chairman and Chief Operating Officer are guarantors of the mortgage. On March 31, 2020 and December 31, 2019, the interest rate was 7.25% and 7.50%, respectively. On March 31, 2020 and December 31, 2019, the balance on the mortgage was approximately $3,122,000 and $3,143,000, respectively.

The Company’s corporate office’s mortgage qualified for the mortgage payment program for a period of six months under the Small Business Administration (“SBA”) lenders program. (See Note 13)

Khrysos Mortgage Notes

In conjunction with the Company’s acquisition of Khrysos Global, the Company assumed an interest only mortgage for properties located in Mascotte, Florida in the amount of $350,000 and interest paid monthly at a rate of 8.00% per annum. In September 2021, the mortgage was amended to extend the maturity date by one year to the earlier of September 2022 or the date of the sale of the property. In addition, the Company assumed a mortgage of approximately $177,000 for properties located in Clermont, Florida with all unpaid principal due in June 2023 and interest paid monthly at a rate of 7.00% per annum.

At March 31, 2020 and December 31, 2019, the aggregate outstanding principal balance on the mortgages was approximately $521,000 and $528,000, respectively.

In February 2019, KII purchased a 45-acre tract of land in Groveland, Florida for $750,000. The Company paid $300,000 as a down payment and assumed a mortgage of $450,000. All unpaid principal was due in February 2024 and interest was paid monthly at a rate of 6.00% per annum. At March 31, 2020 and December 31, 2019, the remaining mortgage balance was approximately $437,000 and $440,000, respectively.

In February 2021, the Company determined that KII’s original plan for use of certain properties was not viable for its future as KII had shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. As a result, the Khrysos Mortgage Notes were subsequently sold. (See Note 13)

Lending Agreements

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

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000. The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10.00% of the sales related to the acquired assets until the entire note balance is paid. On March 31, 2020 and December 31, 2019, the carrying value of the liability was approximately $1,016,000 and $1,027,000, respectively.

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $66,000 and $71,000 on March 31, 2020 and December 31, 2019, respectively, which expire at various dates through 2023.

Line of Credit

The Company’s loan and security agreement with Crestmark Bank (“Crestmark”) provides for a line of credit related to accounts receivables resulting from sales of certain products that includes borrowings to be advanced against acceptable eligible inventory related to CLR. Under the loan and security agreement the maximum overall borrowing limit on the line of credit is $6,250,000. The line of credit may not exceed an amount which is the lesser of (a) $6,250,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of the amount calculated in (i) above, plus (iii) the lesser of $250,000 or eligible inventory or 75% of certain specific inventory identified within the agreement.

The agreement contains certain financial and nonfinancial covenants with which the Company must comply to maintain its borrowing availability and avoid penalties. At the filing date of this Quarterly Report on Form 10-Q, the Company was not in compliance with the covenants under the terms of the agreement.

In January 2022, the Company entered into the second amendment to the Crestmark loan and security agreement which reduced the maximum overall borrowing limit on the line of credit to $3,000,000. In February 2022, the Company received a notice of default related to the loan and security agreement from Crestmark. In April 2022, The Company entered into a forbearance agreement with Crestmark. (See Note 13)

The outstanding principal balance of the line of credit bears interest based upon a 360-day year with interest charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. On March 31, 2020 and December 31, 2019, the interest rate was 6.75% and 7.25%, respectively. In addition, other fees are incurred for the maintenance of the loan in accordance with the agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The agreement was effective beginning in November 2017 and will continue to be effective until June 30, 2022, the termination date agreed upon in the forbearance agreement entered in April 2022.

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

The Company’s outstanding line of credit liability with Crestmark was approximately $2,025,000 and $2,011,000 at March 31, 2020 and December 31, 2019, respectively.

Note 7. Convertible Notes Payable

Total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
6.00% Convertible Notes (2019 PIPE Notes), principal	$3,090	$3,090
Debt discounts	(331)	(415)
Carrying value of 2019 PIPE Notes	2,759	2,675

8.00% Convertible Notes (2014 PIPE Notes), principal	25	25
Debt discounts	–	–
Carrying value of 2014 PIPE Notes	25	25
Total carrying value of convertible notes payable	$2,784	$2,700

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

The Company entered into subscription agreements with thirty-one accredited investors, that had a substantial pre-existing relationship with the Company, pursuant to which the Company issued the 2019 PIPE Notes in the aggregate principal amount of $3,090,000. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of 6.00% per annum which is paid quarterly, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reclassification of the common stock. The 2019 PIPE Notes are secured by all equity in KII. At March 31, 2020 and December 31, 2019, the 2019 PIPE Notes remained outstanding.

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $671,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount will be amortized to interest expense over the term of the 2019 PIPE Notes. During the three months ended March 31, 2020, the Company recorded approximately $84,000 of amortization related to the debt discounts. At March 31, 2020 and December 31, 2019, the remaining balance of the debt discount was approximately $331,000 and $415,000, respectively.

In February and March 2021, the 2019 PIPE Notes that were maturing were extended by one year by way of an amendment with certain note holders of an aggregate $2,440,000 in principal amount. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the amendments. (See Note 13)

2014 PIPE Notes

Between July and September 2014, the Company entered into note purchase agreements (the “2014 PIPE Note” or “2014 PIPE Notes”) related to its private placement offering (the “2014 private placement”) with seven accredited investors pursuant to which the Company raised aggregate gross proceeds of $4,750,000 and sold units consisting of five year senior secured convertible 2014 PIPE Notes in the aggregate principal amount of $4,750,000 that were convertible into 678,568 shares of the Company’s common stock, at a conversion price of $7.00 per share, and warrants to purchase 929,346 shares of common stock at an exercise price of $4.60 per share. The 2014 PIPE Notes bear interest at a rate of 8.00% per annum and interest was paid quarterly in arrears.

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

In September 2019, the Company extended the maturity date of one holder of a 2014 PIPE Note with a balance of $25,000 for one year, with interest being paid under the original terms of 8.00% per annum and interest paid quarterly in arrears. At March 31, 2020 and December 31, 2019, the outstanding balance of the 2014 PIPE Note was $25,000. All other 2014 PIPE Notes have been settled.

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 PIPE Notes. The unamortized debt discounts recognized with the debt exchange was approximately $679,000. The Company recorded approximately $31,000 of amortization of the debt discounts during the three months ended March 31, 2019. At December 31, 2019, the debt discounts relating to the 2014 PIPE Notes were fully amortized.

In 2014, the Company paid approximately $490,000 in expenses including placement agent fees relating to issuance costs with the 2014 private placement. The unamortized issuance costs recognized with the debt exchange was approximately $63,000. The issuance costs were amortized to interest expense over the term of the 2014 PIPE Notes. The Company recorded approximately $3,000 of amortization of the issuance costs during the three months ended March 31, 2019. At December 31, 2019, all issuance costs relating to the 2014 private placement and debt exchange were fully amortized.

Note 8. Derivative Liability

Warrants

The estimated fair value of the outstanding warrant derivative liabilities was $53,000 and $1,542,000 at March 31, 2020 and December 31, 2019, respectively.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $1,489,000 and $1,486,000 for the three months ended March 31, 2020 and 2019, respectively.

The estimated fair value of the warrants was computed at March 31, 2020 and December 31, 2019 using the Monte Carlo option pricing model with the following assumptions:

	March 31, 2020			December 31, 2019
	(unaudited)
Stock price volatility	96.7%			64.10%
Risk-free interest rates	0.12%	–	0.16%	1.59%	–	1.60%
Annual dividend yield	-			–
Expected life (in years)	0.3	–	0.7	0.6	–	1.0

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Note 9.   Fair Value of Financial Instruments

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at March 31, 2020 (unaudited)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,382	$-	$-	$1,382
Contingent acquisition debt, less current portion	6,759	-	-	6,759
Warrant derivative liability	53	-	-	53
Total derivative liabilities	$8,194	$-	$-	$8,194

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,263	$-	$-	$1,263
Contingent acquisition debt, less current portion	7,348	-	-	7,348
Warrant derivative liability	1,542	-	-	1,542
Total derivative liabilities	$10,153	$-	$-	$10,153

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s private placements measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2019	$1,542
Adjustments to estimated fair value	(1,489)
Balance at March 31, 2020 (unaudited)	$53

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2019	$8,611
Liabilities settled	(109)
Adjustments to liabilities included in net loss	(361)
Balance at March 31, 2020 (unaudited)	$8,141

The weighted-average discount rate used to determine the fair value of contingent acquisition debt was 18.50% and 18.42% at March 31, 2020 and December 31, 2019, respectively.

Note 10.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “common stock” and “preferred stock”.

At March 31, 2020, the total number of shares of stock which the Company has authority to issue was 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which (i) 161,135 shares was designated as Series A preferred stock (ii) 1,052,631 was designated as Series B preferred stock, (iii) 700,000 was designated as Series C preferred stock and (iv) 650,000 was designated as Series D preferred stock.

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

Shelf Registration

In May 2018, the SEC declared the Company’s shelf registration statement on Form S-3 effective to register shares of the Company’s common stock for sale of up to $75,000,000 giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. The Company’s ability to sell securities registered on its registration statement on Form S-3 (the “Shelf”) was limited until such time the market value of its voting securities held by non-affiliates is $75 million or more. At December 31, 2019, the Company raised net proceeds under the Shelf in the aggregate of approximately $12,371,000 from the issuance of the Company’s preferred stock series D offering and the ATM noted below. The Company is no longer eligible to use the Shelf.

Common Stock

At March 31, 2020 and December 31, 2019 there were 30,712,432 and 30,274,601 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

Stock Offerings

March 2020 Private Placement

In March 2020, the Company closed one tranche of its March 2020 private placement debt offering, pursuant to which the Company offered of up to an aggregate of $5,000,000 in principal amount together with up to 250,000 shares of common stock with each investor receiving 50,000 shares of common stock for each $1,000,000 invested. In March 2020, the Company entered into a securities purchase agreement with Daniel Mangless pursuant to which the Company received proceeds of $1,000,000 and issued the Mangless Note. Mr. Mangless received 50,000 shares of the Company’s common stock in connection with his investment.

In April 2021, the Company entered into a settlement agreement with Daniel Mangless related to the Mangless Note issued in March 2020. In addition, pursuant to the settlement agreement, the Company issued Mr. Mangless 1,000,000 shares of its common stock. (See Note 13)

2019 Share Purchase Agreements

In June 2019, the Company entered into a securities purchase agreement with Daniel Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $5.50 per share. There were no fees related to this agreement. The Company received proceeds of $1,375,000.

In February 2019, the Company entered into a securities purchase agreement with Daniel Mangless pursuant to which the Company sold 250,000 shares of common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, the Company also issued to Mr. Mangless a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. The Company received gross proceeds of $1,750,000. Consulting fees to the placement agent for arranging the purchase agreement included the issuance of 5,000 shares of restricted shares of the Company’s common stock with a fair value of $7.00 per share, and three-year warrants to purchase 100,000 shares of common stock expiring in February 2022 which were priced at $10.00 per share. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued to the selling agent to be $324,000 at the time of issuance as direct issuance costs and recorded in equity. No cash commissions were paid.

2019 Promissory Notes

In March 2019, the Company entered into 2019 Promissory Notes and raised cash proceeds in the aggregate of $2,000,000. In consideration of the 2019 Promissory Notes, the Company issued 20,000 shares of common stock and five-year warrants to purchase 20,000 shares of common stock at a price per share of $6.00 for each $1,000,000 invested. The Company issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the 2019 Promissory Notes. The Company used the Black-Scholes option-pricing model to estimate the aggregate fair value of the warrants issued to be $138,000 at the time of issuance as direct issuance costs and recorded as a debt discount and is being amortized as expense over the life of the 2019 Promissory Notes. The aggregate fair value of the shares issued was based on the closing price of the Company’s common stock on the closing date was approximately $212,000 was recorded as a debt discount and was amortized as expense over the life of the 2019 Promissory Notes.

In February 2021, the Company entered into amendment agreements extending the 2019 Promissory Notes and increasing the interest rate. At the filing date, the Company was in default of the terms of the amended agreements. (See Note 13)

2019 Private Placement - Convertible Notes

Between February and July 2019, the Company closed five tranches related to the 2019 January private placement debt offering, pursuant to which the Company offered the 2019 PIPE Notes, with each investor receiving in addition to the 2019 PIPE Notes, 2,000 shares of common stock for each $100,000 invested. The Company issued an aggregate of 61,800 shares of common stock as a result of the 2019 private placement. The placement agent received 15,450 shares of common stock for the closed tranches. The aggregate fair value of the shares issued based on the closing price of the Company’s common stock on the closing date was approximately $451,000 which was recorded as a debt discount and was amortized as expense over the life of the promissory notes.

In February and March 2021, the 2019 PIPE Notes that were maturing were extended by one year by way of an amendment with certain note holders of an aggregate $2,440,000 in principal amount. In connection with the foregoing, the Company issued to the holders of the amended 2019 PIPE Notes an aggregate of 366,000 shares of its restricted common stock as an inducement to enter into the amendments. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the amendments. (See Note 13)

At-the-Market Equity Offering Program

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

2018 Private Placement

Between August 2018 and October 2018, the Company completed its 2018 private placement and entered into securities purchase agreements with nine investors with whom the Company had a substantial pre-existing relationship pursuant to which the Company sold an aggregate of 630,526 shares of common stock at an offering price of $4.75 per share. In addition, the Company issued the investors an aggregate of 150,000 additional shares of common stock as an advisory fee and issued the investors three-year warrants to purchase an aggregate of 630,526 shares of common stock at an exercise price of $4.75 per share. The fair value of the warrants as issuance date was approximately $1,689,000. During the year ended December 31, 2019, investors exercised a portion of the 2018 warrants into 182,106 shares of common stock. The 2018 warrants to purchase 448,420 shares of common stock remained outstanding at March 31, 2020 and December 31, 2019.

The Company adopted ASU No. 2017-11 effective January 1, 2019 and determined that the 2018 warrants should no longer be classified as a derivative. As a result of the adoption and subsequent change in classification of the 2018 warrants, the Company reclassed approximately $1,494,000 of warrant derivative liability to equity.

2014 Convertible Note – Debt Exchange

In October 2018, the Company entered into an agreement with Carl Grover to exchange all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matured in July 2019, for 747,664 shares of the Company’s common stock at a conversion price of $5.35 per share, and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. The agreement was subject to shareholder approval which was received in December 2018. The warrant to purchase 631,579 shares of common stock remained outstanding at March 31, 2020 and December 31, 2019.

A FINRA broker dealer acted as the Company’s advisor in connection with the debt exchange. Upon the closing of the debt exchange, the Company subsequently received shareholder approval to issue the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. The warrants to purchase an aggregate 150,000 shares remained outstanding at March 31, 2020 and December 31, 2019.

Preferred Stock

Series A Preferred Stock

The Company had 161,135 shares of Series A preferred stock outstanding at both March 31, 2020 and December 31, 2019 and accrued dividends of approximately $153,000 and $150,000, respectively.

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

In connection with the Series B offering, the Company issued the placement agent 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $75,000 at the issuance date. At March 31, 2020 and December 31, 2019, 6,098 warrants issued to the placement agent remained outstanding.

The Company had 129,332 shares of Series B preferred stock outstanding at December 31, 2019. In March 2020, all outstanding shares of Series B preferred stock automatically converted into 2 shares of common stock on the two-year anniversary date of the issuance of the Series B preferred stock, pursuant to the automatic conversion feature of the Series B preferred stock. A total of 129,332 shares of Series B preferred stock outstanding automatically converted into 258,664 shares of common stock.

During the year ended December 31, 2019, the Company received notice of conversion for 105 shares of Series B preferred stock which converted to 210 shares of common stock.

Pursuant to the certificate of designation, the Company paid cumulative dividends on the Series B preferred stock from the date of original issue at a rate of 5.0% per annum payable quarterly in arrears on or about the last day of March, June, September and December of each year, ending in March 2020.

At December 31, 2019, accrued dividends for Series B preferred stock were approximately $15,000. During the three months ended March 31, 2020 and 2019, a total of approximately $32,000 and $11,000, respectively, of dividends was paid to the holders of the Series B preferred stock. All dividends related to the Series B preferred stock were paid in full at March 31, 2020. The Series B preferred stock ranked senior to the Company’s outstanding Series A preferred stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series B preferred stock had no voting rights.

Series C Preferred Stock

In connection with the Series C offering in 2018, the Company issued the placement agent 116,867 warrants as compensation, exercisable at $4.75 per share. At December 31, 2019, no Series C preferred stock remained outstanding. During the year ended December 31, 2019, the placement agent exercised a portion of the warrants into 99,143 shares of common stock. The remaining warrants expire in December 2020.

Series D Preferred Stock

In September and December 2019, the Company closed two tranches of its Series D offering (the “Series D Offering”), pursuant to which the Company issued and sold a total of 578,898 shares of its 9.75% Series D cumulative preferred stock at a weighted average price to the public of $24.05 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreements that the Company entered into with Benchmark, as representative of the several underwriters. The 578,898 shares of Series D preferred stock that were sold included 43,500 shares sold pursuant to the overallotment option that the Company granted to the underwriters. At December 31, 2019, 36,809 overallotment shares were unissued and available for purchase by the underwriters within 45 days from December 17, 2019.

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

The Series D preferred stock was approved for listing on the Nasdaq Capital Market under the symbol “YGYIP,” and trading the Series D preferred stock on Nasdaq commenced in September 2019.  The net proceeds to the Company from the Series D Offering were approximately $12,269,000 after deducting underwriting discounts and commissions and expenses which were paid by the Company.

At March 31, 2020, a total of 650,000 shares of the preferred stock was designated as Series D preferred stock. At March 31, 2020, the Company has available for issuance an additional 59,727 shares of Series D preferred stock.

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

At March 31, 2020 and December 31, 2019, accrued dividends were approximately $120,000 and $118,000, respectively. During the three months ended March 31, 2020, the Company paid $358,000 in cash dividends to holders of Series D preferred stock. At March 31, 2020, accrued dividends payable to holders of record at March 31, 2020 were paid in April 2020.

At March 31, 2020 and December 31, 2019, the Company had 590,273 and 578,898 shares, respectively, of Series D preferred stock outstanding.

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

Advisory Agreements

The Company records the fair value of common stock issued in conjunction with advisory service agreements based on the closing stock price of the Company’s common stock on the measurement date. The stock issuance expense associated with the amortization of advisory fees was recorded as equity compensation expense and was included in general and administrative expense on the Company’s consolidated statements of operations.

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

During the three months ended March 31, 2020 and 2019, the Company recorded expense of approximately $129,000 in connection with amortization of the stock issuance expense. During the three months ended March 31, 2019, the Company recorded expense of approximately $50,000 in connection with the base fee. During the three months ended March 31, 2020 and 2019, the Company recorded expense of approximately $92,000 and $1,656,000, respectively, in connection with amortization of equity issuance expense related to fair value of the vested portion of the warrant.

Corinthian Partners, LLC

In August 2019, the Company issued 600 shares of restricted common stock to Corinthian Partners, LLC, the initial placement agent for the issuance of the 2018 warrants which represented 10% of the shares issued to certain investors. The fair value of the shares issued of approximately $3,000 was fully expensed in 2019.

Greentree Financial Group, Inc.

In March 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services through December 31, 2019 in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $311,000. During the three months ended March 31, 2019, the Company recorded expense of approximately $44,000 in connection with amortization of the stock issuance.

I-Bankers Securities Incorporated

In April 2019, the Company entered into an agreement with I-Bankers Securities Incorporated (“I-Bankers”), pursuant to which I-Bankers agreed to provide financial advisory services for a period of twelve months ending in March 2020 in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period.  The fair value of the shares issued was approximately $571,000. During the three months ended March 31, 2020, the Company recorded expense of approximately $143,000 in connection with amortization of the stock issuance.

In addition, the Company agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with the Company in accordance with the agreement. The Company did not engage in any financing activity with I-Bankers through March 31, 2020.

Ignition Capital, LLC

In April 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services through December 31, 2019 in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $208,000. During the three months ended March 31, 2019, the Company recorded expense of approximately $30,000 in connection with amortization of the stock issuance.

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

Ivan Gandrud Chevrolet, Inc.

In March 2020, the Company entered into an agreement with Ivan Gandrud Chevrolet, Inc. (“IGC”), pursuant to which IGC agreed to provide consulting services for the Company’s commercial hemp segment in exchange for 125,000 shares of restricted common stock which were issued as fully earned. The fair value of the shares issued was approximately $158,000. In addition, the Company issued a 5-year warrant exercisable for 250,000 shares of the Company’s common stock at an exercise price of $4.75. The warrant is deemed fully earned. The fair value of the warrant issued was approximately $167,000. During the three months ended March 31, 2020, the Company fully amortized $325,000 of the issuance costs in connection this agreement.

IGC is 100% owned by Daniel Mangless, who was the beneficial owner of in excess of 5% of the Company’s outstanding common stock at March 31, 2020.

The Benchmark Company, LLC

In August 2019, the board of directors approved the issuance of 20,000 shares of restricted common stock to Benchmark for investment banking services provided to the Company. The fair value of shares issued was approximately $91,000 and was fully expensed in 2019.

Warrants

At March 31, 2020 and December 31, 2019, warrants to purchase 6,488,182 and 6,238,182, respectively, of shares of the Company's common stock at prices ranging from $2.00 to $10.00 were outstanding. At March 31, 2020, 6,314,743 warrants were exercisable and expire at various dates through March 2025 and have a weighted average remaining term of approximately 1.6 years and are included in the table below.

The intrinsic value of the outstanding warrants based on the Company’s closing stock prices at March 31, 2020 and December 31, 2019 was approximately $0 and $95,000, respectively.

The Company uses a combination of option-pricing models to estimate the fair value of the warrants including the Monte Carlo, Lattice and Black-Scholes.

A summary of the warrant activity is presented in the following table:

Number of Warrants
Outstanding at December 31, 2019	6,238,182
Issued	250,000
Outstanding at March 31, 2020 (unaudited)	6,488,182

Stock-based Compensation

Stock-based compensation expense related to stock options and restricted stock units included in the consolidated statements of operations was charged as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Cost of revenues	$5	$77
Sales and marketing	31	497
General and administrative	224	10,770
Total stock-based compensation	$260	$11,344

Stock Options

A summary of the Plan stock option activity for the three months ended March 31, 2020 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	4,637,642	$5.63	7.8	$-
Granted	-	-
Canceled / expired	(5,718)	4.32
Exercised	-	-		-
Outstanding March 31, 2020 (unaudited)	4,631,924	$5.63	7.6	$-
Exercisable March 31, 2020 (unaudited)	4,188,717	$5.73	7.6	$-

The weighted-average fair value per share of the granted stock options for the three months ended March 31, 2019 was approximately $4.26. There were no options granted during the three months ended March 31, 2020.

At March 31, 2020, there was approximately $1,109,000 of total unrecognized compensation expense related to unvested stock options granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years.

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

In August 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. The fair value of each restricted stock unit issued to employees was based on the closing price on the grant date of $4.53 and restricted stock units issued to consultants were revalued with the closing stock price at each change in financial period.

The Company adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for non-employee grants was based on the closing price of the Company’s common stock of $5.72 per share on December 31, 2018, which was the last business day before we adopted ASU 2018-07.

A summary of restricted stock unit activity is presented in the following table:

Number of Shares
Balance at December 31, 2019	451,944
Issued	-
Canceled	(5,000)
Vested	(4,167)
Balance at March 31, 2020 (unaudited)	442,777

At March 31, 2020, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,230,000, which will be recognized over a weighted average period of 3.4 years.

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

Litigation

The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which the Company is, or may be party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. At both March 31, 2020 and December 31, 2019, the Company believed that existing litigation had no merit and was not likely that the Company would incur any losses with respect to litigation.

Vendor Concentration

For the three months ended March 31, 2020, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc., and Michael Schaffer, LLC., that individually comprised more than 10% of total segment purchases and in aggregate approximated 41% of total segment purchases. For the three months ended March 31, 2019, the Company’s direct selling segment made purchases from two vendors, Global Health Labs, Inc. and Icelandic Water Holdings, that individually comprised more than 10% of total segment purchases and in aggregate approximated 44% of total segment purchases.

For the three months ended March 31, 2020, the Company’s commercial coffee segment made purchases from two vendors, H&H and StoneX Commodity Solutions, LLC, that individually comprised more than 10% of total segment purchases and in aggregate approximated 49% of total segment purchases. For the three months ended March 31, 2019, the Company’s commercial coffee segment made purchases from one vendor, H&H, that approximated 71% of total segment purchases.

For the three months ended March 31, 2020, the Company’s commercial hemp segment made purchases from two vendors, BioProcessing Corp and Xtraction Services, Inc., that individually comprised more than 10% of total segment purchases and in aggregate approximated 64% of total segment purchases. For the three months ended March 31, 2019, the Company’s commercial hemp segment made purchases from two vendors, Labfirst Scientific and industrial and Xian Toption Instrument Co., LTD, that individually comprised more than 10% of total segment purchases and in aggregate approximated 79% of total segment purchases.

Customer Concentration

For the three months ended March 31, 2020, the Company’s commercial coffee segment had four customers, Carnival Cruise Lines, Rothfos Corporation, Super Store Industries and Topco Associates, LLC, that individually comprised more than 10% of segment revenue and in aggregate approximated 58% of total segment revenue. For the three months ended March 31, 2019, the Company’s commercial coffee segment had one customer, H&H Export, that approximated 63% of total segment revenue.

At March 31, 2020 and December 31, 2019, CLR's accounts receivable balance for customer related revenue by H&H Export was approximately $8,707,000 of which the full amount was past due at the corresponding periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment within its roasting operations. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates. The contracts have minimum future purchase commitments of approximately $8,957,000 at March 31, 2020. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product. The Company has not incurred fees however fees can average approximately $0.01 per pound for every month of delay.

For the three months ended March 31, 2020, the Company’s commercial hemp segment had two customers, Just Hemp, LLC and Vash Holdings, LLC, that individually comprised more than 10% of segment revenue and in aggregate approximated 41% of total segment revenue. For the three months ended March 31, 2019, the Company’s commercial hemp segment had two customers, Air Spec, Inc. and Xtraction Services, that individually comprised more than 10% of segment revenue and in aggregate approximated 65% of total segment revenue.

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

The following tables present selected financial information for each segment (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues
Direct selling	$31,156	$33,420
Commercial coffee	4,059	7,705
Commercial hemp	316	67
Total revenues	$35,531	$41,192
Gross profit (loss)
Direct selling	$20,675	$22,755
Commercial coffee	(564)	4,067
Commercial hemp	(324)	27
Total gross profit	$19,787	$26,849
Operating income (loss)
Direct selling	$(2,642)	$(12,309)
Commercial coffee	(1,771)	884
Commercial hemp	(2,264)	(516)
Total operating loss	$(6,677)	$(11,941)
Net income (loss)
Direct selling	$(2,618)	$(13,377)
Commercial coffee	(895)	1,633
Commercial hemp	(2,278)	(516)
Total net loss	$(5,791)	$(12,260)
Capital expenditures
Direct selling	$156	$17
Commercial coffee	346	2,572
Commercial hemp	606	1,384
Total capital expenditures	$1,108	$3,973
Capital expenditures acquired through acquisition
Direct selling	$-	$-
Commercial coffee	-	-
Commercial hemp	-	1,133
Total capital expenditures acquired through acquisitions	$-	$1,133

	March 31, 2020	December 31, 2019
	(unaudited)
Total assets
Direct selling	$40,584	$43,221
Commercial coffee	34,927	34,348
Commercial hemp	11,825	12,122
Total assets	$87,336	$89,691

Total net property and equipment assets located outside the U.S. were approximately $7,671,000 and $7,787,000 at March 31, 2020 and December 31, 2019, respectively.

The Company conducts its operations primarily in the U.S. For the three months ended March 31, 2020 and 2019, approximately 17% and 13%, respectively, of the Company’s sales were derived from sales outside the U.S.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenues
United States	$29,599	$35,782
International	5,932	5,410
Total revenues	$35,531	$41,192

Note 13.  Subsequent Events

Line of Credit

In January 2022, the Company entered into the second amendment to the Crestmark loan and security agreement which reduced the maximum overall borrowing limit on the line of credit to $3,000,000. Under the second amendment to the Crestmark loan and security agreement, the line of credit may not exceed an amount which is the lesser of (a) $3,000,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of the amount calculated in (i) above.

In February 2022, the Company received a notice of default related to the loan and security agreement from Crestmark. The default includes the Company’s failure to provide quarterly financial statements for the quarters ended September 30, 2021 and December 31, 2021, as set forth in the loan agreement. As a result of this default, Crestmark has the right to charge a higher rate, to accelerate the indebtedness, and to enforce any other right or remedy set forth in the loan agreement.

In April 2022, the Company entered into a forbearance agreement with Crestmark. The forbearance agreement provides that Crestmark agreed to forbear from collection action under the loan documents until the termination date of June 30, 2022, provided the Company is in compliance with the terms of the forbearance agreement. At the filing date of this Quarterly Report on Form 10-Q, the Company is not currently in compliance with the terms of the forbearance agreement. On June 17, 2022, the balance of the line of credit was approximately $1,718,000.

Daniel Mangless - Settlement Agreement

Effective February 2021, the beneficial ownership in the Company’s common stock for Mr. Mangless dropped below 5% to sole ownership of 176,000 shares of common stock based on information contained in a Schedule 13G filed with the SEC in March 2021.

In April 2021, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and among the Company, CLR, and Daniel Mangless to settle all claims related to a lawsuit filed by Mr. Mangless against the Company and CLR in February 2021, for the alleged breach by the Company and CLR of their obligations under the Mangless Note and the Mangless Pledge and Security Agreement (See Mangless v. Youngevity International, Inc. and CLR Roasters LLC, Case No. 2021-CA-996-O (Fla. Cir. Ct.)) (the “Lawsuit”). Pursuant to the Settlement Agreement, Mr. Mangless has agreed to dismiss the lawsuit, with prejudice within five days of the Company making all of the payments required under the Settlement Agreement.

Pursuant to the Settlement Agreement, the Company made a payment of approximately $195,000 to Mr. Mangless in April 2021 and made payments of approximately $102,000 per month to Mr. Mangless beginning in May 2021, and on every month thereafter through and including January 2022. In addition, pursuant to the Settlement Agreement, the Company agreed to issue Mr. Mangless 1,000,000 shares of its common stock (the “Settlement Shares”). The Company also agreed that following the date the Company has completed the audit of its financial statements for the years ended December 31, 2020, if it is then necessary to register the Settlement Shares with the SEC to allow Mr. Mangless to resell the Settlement Shares in the open market, to file a registration statement on Form S-1 within 60 days after bringing its audit filings up to date. The promissory note, including interest was paid, and the shares were issued in accordance with the terms of the settlement agreement.

Finance Lease

In August 2020, the Company entered into a lease for assorted CBD oil extraction equipment that included processing equipment, modular buildings, assorted laboratory equipment, refrigeration equipment with Varilease Finance, Inc. (“VFI”). The value of the equipment at the lease date was approximately $2,006,000. The monthly lease payments are $79,000 over a period of 24 months, with an advance payment of $79,000 to be applied to the last rental payment date. At the filing date of this Quarterly Report on Form 10-Q, the VFI lease was in default.

Small Business Administration – Paycheck Protection Program Loan

In April 2020, the Company’s three segments participated in “The Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program due to losses caused by the COVID-19 pandemic. In April 2020, the Company received cash in the aggregate of approximately $3,763,000 from qualified Small Business Administration (“SBA”) lenders. Under the SBA loans, the Company received $2,508,000 related to its direct selling segment, $633,000 related to its commercial coffee segment and $623,000 related to its commercial hemp segment of which $613,000 was forgiven in November 2020 and the remaining $10,000 was unforgiven.

In July 2020, the Company’s commercial coffee segment received a second loan in the amount of $150,000 from SBA lenders.

Under the SBA loans, the Company’s direct selling segment qualified for mortgage assistance, whereby the Company’s corporate office’s mortgage had been paid directly from the SBA lenders. The Company qualified for the mortgage payment program for a period of six months. During 2020, the SBA paid approximately $142,000 in principal and interest directly to the Company’s mortgage holder.

In February 2021, the Company was notified that it had qualified for an additional mortgage relief of approximately $18,000 for the months of March and April 2021 which do not require repayment.

In April 2021, the Company’s commercial coffee segment received a third loan in the amount of approximately $633,000 with an annual interest rate of 1% from SBA lenders, payable within 60 months if relief for the loan is not granted.

In June 2021, the SBA lenders forgave approximately $3,141,000 which represented loan proceeds the Company received in 2020 of $2,508,000 related to its direct selling segment and $633,000 related to its commercial coffee segment.

At the filing date of this Quarterly Report on Form 10-Q, the Company was in communication with the SBA lenders regarding the potential liability the Company will incur (if any) in respect for repayment of the remaining unforgiven loans and consideration of any portion of loan forgiveness of the debt.

2019 PIPE Note Amendments

In February 2021, the Company entered into note amendments (the “2019 PIPE Note Amendments”) with certain holders of an aggregate of $1,000,000 in principal amount of the 2019 PIPE Notes issued by the Company to such investors in February 2019. The 2019 PIPE Notes had been in default and the 2019 PIPE Note Amendments extended the maturity date of the 2019 PIPE Notes by one year to February 2022 and increased the interest rate to 16%. In connection with the foregoing, as an inducement to enter into the 2019 PIPE Note Amendments, the Company issued to certain holders of the 2019 PIPE Notes an aggregate of 150,000 shares of its restricted common stock. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the 2019 PIPE Note Amendments.

In March 2021, the Company entered into note amendments (the “2019 PIPE Note Amendments”) with certain note holders of an aggregate of $1,440,000 in principal amount of the 2019 PIPE Notes issued by the Company to such investors in February and March 2019. The 2019 PIPE Notes had been in default and the 2019 PIPE Note Amendments extend the maturity date of the 2019 PIPE Notes by one year to February and March 2022, as applicable, and increased the interest rate to 12%. In connection with the foregoing, as an inducement to enter into the 2019 PIPE Note Amendments, the Company issued to the holders of the 2019 PIPE Notes an aggregate of 216,000 shares of its restricted common stock. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the 2019 PIPE Note Amendments.

2019 Promissory Notes Amendments

In February 2021, the Company entered into note amendments (the “2019 Promissory Notes Amendments”) with the holders of an aggregate of $2,000,000 in principal amount of the 2019 Promissory Notes, issued by the Company in March 2019. The 2019 Promissory Notes Amendments extend the maturity date of the 2019 Promissory Notes held by the investors to May 2022, and increase the interest rate to 16%. In connection with the foregoing, as an inducement to enter into the 2019 Promissory Notes Amendments, the Company issued to certain holders of the 2019 Promissory Notes an aggregate of 400,000 shares of its restricted common stock. In addition, the Company issued one of the note holders a two-year warrant to purchase 150,000 shares of the Company’s common stock at a price per share of $1.00. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the 2019 Promissory Notes Amendments

Lending Agreements

In May 2022, CLR and KII entered into a lending agreement and received a loan in the amount of approximately $2,000,000, net of loan fees with a stated interest rate of 18.15% through the term of the loan. Principal and interest payments are scheduled weekly through January 2024. The Company used $1,595,000 of the proceeds to pay off the existing balance with the lender. In addition, David Briskie, the Company’s President and Chief Investment Officer, personally guaranteed the Company’s indebtedness with the lender.

In September 2021, the Company entered into a lending agreement and received a loan in the amount of approximately $1,965,000, net of loan fees with a stated interest rate of 23.17% through the term of the loan. Principal and interest payments are scheduled weekly through November 2022. The Company used $465,000 of the proceeds to pay off the existing balance with the lender. In addition, David Briskie, the Company’s President and Chief Investment Officer, personally guaranteed the Company’s indebtedness with the lender.

In December 2020, the Company and CLR entered into lending agreements with two separate entities and received loans aggregating approximately $2,075,000, net of loan fees to be paid back over various periods under one year. Payments are made weekly and are comprised of principal and accrued interest with a stated interest rate between 20% and 25%. The Company’s Chief Executive Officer and Chief Investment Officer are both co-guarantors of the lending agreements.

In December 2020, KII entered into a lending agreement with an entity and received a loan in the amount of approximately $240,000 to be paid back over one year. Payments are made monthly and are comprised of principal and accrued interest with an effective interest rate of approximately 31%. The Company is a guarantor of the lending agreement. At the filing date of this Quarterly Report on Form 10-Q, this lending agreement was in default.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

In April and July 2020, CLR and KII (the U.S. Partners) entered into agreements (the “Hemp Joint Venture Agreements”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan JV Partners”) and established the Nicaraguan Hemp Grow and Extractions Group joint venture (the “Hemp Joint Venture”). Fitracomex is indirectly related the Company due to its relationship with H&H and is being treated as a related party.

In accordance with the terms of the Hemp Joint Venture Agreements, H&H Export will contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture should the Hemp Joint Venture determine to sell the land in the future.

The Nicaraguan JV Partners will contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

In July 2020, the Company issued 1,500,000 shares of restricted common stock to Fitracomex in accordance with the April 2020 Hemp Joint Venture Agreements. The fair value of the shares at issuance was approximately $2,490,000. The Company also agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of the Company’s common stock at an exercise price of $1.50, exercisable for a term of five years after completion of the construction and upon the approval of the Company’s stockholders. At December 31, 2020, the Company reserved the full amount of the investment issued to Fitracomex.

The U.S. Partners and H&H Export will serve as the managing partners and all business decisions will require prior consent and agreement of both parties. The net profits and net losses for each fiscal period shall be allocated twenty five percent to the Nicaraguan JV Partners and seventy five percent to the U.S. Partners. At the filing date of this Quarterly Report on Form 10-Q, the Hemp Joint Venture is currently being assessed for changing market conditions related to the hemp industry, and as a result of the fluctuating indicators the Company is considering the timing of entering the market space in regard to the launch of this project.

Cannooba Joint Venture

In April 2021, CLR and KII (collectively, the “Manufacturing Partner”) entered into a joint venture agreement (the “Cannooba Joint Venture”) with GROWTH by Sabir, Inc. (the “Web Marketing Partner”) for the purpose of selling hemp-derived components such as gummies, tinctures, gel caps, and topicals focused on strong scientific efficacy and extraordinary quality and will primarily be marketed via e-commerce. The Manufacturing Partner will be primarily responsible for manufacturing and operations while the Web Marketing Partner will be primarily responsible for marketing and sales. The net profit and losses will be allocated equally between the Manufacturing Partner and the Web Marketing Partner and will be distributed annually as soon as practicable after each year end. At the time of this filing, the Cannooba Joint Venture was in the pre-launch phase and is expected to launch by the end of the second quarter of 2022.

H&H MA Agreement

In March 2021, CLR entered into a Master Relationship Agreement (the “MA Agreement”) with H&H, H&H Export and the owners of H&H and H&H Export in order to memorialize the various agreements and modifications to those agreements. Additionally, certain events have occurred that have kept the parties from complying with the terms of each of the original agreements and have caused there to be an imbalance with the respect to the funds owed by one party to the other; therefore this MA Agreement also sets forth a detailed accounting of the different business relationships and reconciles the monetary obligations between each party through the end of fiscal year 2020.

The MA Agreement memorialized the key settlement terms and established that H&H owes CLR approximately $10,700,000 that is composed of:

●	past due accounts receivable owed to CLR from H&H Export for 2019 and 2020;

●	the $5,000,000 note due to CLR plus accrued interest on the note;

●	CLR lost profits in 2019 and 2020;

●	the return of working capital provided by CLR for the 2019 and 2020 green coffee program.

The agreement also includes an offset against amounts owed by H&H to CLR consisting of:

●	H&H’s 25% profit sharing participation for 2019 and 2020;

●	and an offset of H&H’s open payables owed by CLR to H&H in the amount of approximately $243,000.

The MA Agreement provides that approximately $10,700,000 is owed to CLR by H&H Export and H&H agrees to satisfy this obligation by providing CLR a minimum of 20 containers (approximately 825,000 pounds) of strictly high grown coffee per month, commencing at the end of March 2021 and continuing monthly until the aforesaid amount is paid in full. The MA Agreement stipulates that the parties have agreed that the coffee to be provided to CLR by H&H for the shipments described above, that in order to satisfy H&H Exports’ debt to CLR, shall not be produced on any plantation that the parties have a joint interest in. CLR has recorded allowances of $7,871,000 related to the H&H Export trade accounts receivable and $5,789,000 related to the H&H Export notes receivable during the year ended December 31, 2020 due to H&H Export’s repayment history and risks associated with redemption of the receivable in coffee.

Properties Sold and Held for Sale

In February 2021, the Company determined that KII’s original plan for use of certain properties was not viable for its future as KII had shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids.

As a result, the following transactions occurred:

●	The Groveland property was sold in May 2021 for $800,000,
●	the Mascotte facility was sold in October 2021 for $975,000, and
●	the Clermont property was sold in February 2022 for $375,000.

The remaining balances of the notes payable associated with the above properties were paid off at the time of sale.

Location Shutdowns

During 2021, the Company’s direct selling segment voluntarily shut down its locations in Jamaica, Russia and Malaysia based on non-performance. The Company determined it was no longer economically viable to continue to do business in these markets.

Restricted Stock Units

In August 2020, the Company issued in aggregate 39,750 shares of common stock, of which 9,632 shares of common stock were withheld for tax obligations, due to partial vesting of restricted stock units issued to certain employees and consultants of the Company from the August 2017 issuance.

In August 2021, the Company issued in aggregate 54,000 shares of common stock, of which 12,575 shares of common stock were withheld for tax obligations, due to partial vesting of restricted stock units issued to certain employees and consultants of the Company from the August 2017 issuance.

Dividends

During the last nine months of 2020, the Company declared a regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (OTCM:YGYIP) for each calendar month end to holders of record as of the last day of the calendar month for the last nine months of 2020. The dividend is payable on approximately the fifteenth day of the following calendar month from date of record. The Company paid cash dividends in the last nine months of 2020 of approximately $1,078,000.

During 2021, the Company declared a regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (OTCM:YGYIP) for each calendar month end to holders of record as of the last day of the calendar month in 2021. The dividend is payable on approximately the fifteenth day of the following calendar month from date of record. At the filing date of this Quarterly Report on Form 10-Q, the Company paid cash dividends in 2021 of approximately $1,440,000.

During 2022, the Company declared a regular monthly dividend of $0.203125 per share of its Series D preferred stock for the calendar month end to holders of record (i) as of the last day of December 2021, which was paid in January 2022, (ii) as of the last day of January 2022, which was paid in February 2022, (iii) as of the last day of February 2022, which was paid in March 2022, (iv) as of the last day of March 2022, which was paid in April 2022, (v) as of the last day of April 2022, which was paid in May 2022, and (vi) as of the last day of May 2022, which was paid June 15, 2022. At the filing date of this quarterly report, the Company paid cash dividends of approximately $719,000 during 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operation in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “March 2020 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes, which are included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), as filed with the Securities and Exchange Commission on June 25, 2021. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of the 2019 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “Youngevity,” refer to Youngevity International, Inc. and its subsidiaries.

Overview

We operate in three segments: (i) the direct selling segment, where products are offered through a global distribution network of preferred customers and distributors, (ii) the commercial coffee segment, where products are sold directly to businesses, the distribution of processed green coffee beans and provides milling services for unprocessed green coffee beans, and (iii) the commercial hemp segment where we manufacture proprietary systems to provide end-to-end extraction and processing of hemp feed stock into hemp oil and hemp extracts, oil extraction services, and contract manufacturing services.

For the three months ended March 31, 2020, we derived approximately 87.7% of our revenue from direct sales, 11.4% of our revenue from our commercial coffee sales and 0.9% of our revenue from our commercial hemp business. For the three months ended March 31, 2019, we derived 81.1% of our revenue from direct sales, 18.7% of our revenue from our commercial coffee sales and 0.2% of our revenue from our commercial hemp business.

We conduct our operations primarily in the United States (“U.S.”). For the three months ended March 31, 2020 and 2019 approximately 17% and 13%, respectively, of our revenues were derived from sales outside the U.S.

Overview of Significant Events

Public Offering. Between September and December 2019, we closed two tranches of our Series D offering, pursuant to which we issued and sold a total of 578,898 shares of our 9.75% Series D preferred stock at a weighted average price to the public of $24.05 per share, less underwriting discounts and commissions, pursuant to the terms of the underwriting agreement that we entered into with the Benchmark Company, LLC (“Benchmark”) as representative of the several underwriters. The 578,898 shares of Series D preferred stock that were sold included 43,500 shares sold pursuant to the overallotment option that we granted to the underwriters that was exercised in full. In January 2020, we issued an additional 11,375 shares of Series D preferred stock upon the partial exercise by the underwriters.

The Series D preferred stock was approved for listing on The Nasdaq Capital Market under the symbol “YGYIP,” and had commenced trading on September 20, 2019. The net proceeds from this offering were approximately $12,269,000 after deducting underwriting discounts and commissions and expenses which were paid by us. Trading in the Series D preferred stock was suspended on the Nasdaq Capital Market on November 20, 2020, and on February 2, 2021, the Series D preferred stock was removed from listing on Nasdaq Capital Market, effective at the opening of the trading session on February 12, 2021. Our Series D preferred stock is now traded on OTC Pink market under the same symbol YGYIP.

Stock Offerings. In February 2019, we entered into a securities purchase agreement with one accredited investor that had a substantial pre-existing relationship with us pursuant to which we sold 250,000 shares of our common stock at an offering price of $7.00 per share. Pursuant to the purchase agreement, we also issued to the investor a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $7.00. We received proceeds of $1,750,000 from the stock offering. Consulting fees for arranging the purchase agreement include the issuance of 5,000 shares of restricted shares of our common stock and a three-year warrant priced at $10.00 per share convertible into 100,000 shares of our common stock upon exercise.

In June 2019, we entered into a securities purchase agreement with Daniel Mangless, with whom we had a pre-existing relationship, pursuant to which we sold 250,000 shares of common stock at an offering price of $5.50 per share. We received proceeds of $1,375,000 from the stock offering.

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

In February and March 2021, the 2019 PIPE Notes that were maturing were amended to extend the maturity dates by one year with certain note holders of an aggregate total of $2,440,000 in principal amount. At the filing date of this Quarterly Report on Form 10-Q, we were in default of the terms of settlement set forth in the amendments. (See Note 13 to the condensed consolidated financial statements.)

Promissory Notes. In March 2019, we entered into 2019 Promissory Notes with two accredited investors with whom we had a substantial pre-existing relationship with and from whom we raised cash proceeds in the aggregate of $2,000,000. The 2019 Promissory Notes are secured by all equity in KII. In consideration of the 2019 Promissory Notes, we issued 20,000 shares of our common stock for each $1,000,000 invested as well as for each $1,000,000 invested five-year warrants to purchase 20,000 shares of our common stock at a price per share of $6.00. The 2019 Promissory Notes paid interest at a rate of 8.00% per annum and interest was paid quarterly in arrears with all principal and unpaid interest due at maturity in March 2021. We issued in the aggregate 40,000 shares of common stock and 40,000 warrants with the 2019 Promissory Notes.

In February 2021, we entered into amendment agreements extending the 2019 Promissory Notes and increasing the interest rate. (See Note 13 to the condensed consolidated financial statements.)

In March 2020, we closed one tranche of our March 2020 private placement debt offering, pursuant to which we received proceeds of $1,000,000 and we issued a senior secured promissory note in the principal amount of $1,000,000 which matured in December 2020 and 50,000 shares of our common stock in connection with this senior secured promissory note. The promissory note and common stock were issued in our private placement pursuant to which we offered up to an aggregate of $5,000,000 in principal amount together with up to 250,000 shares of common stock with each investor receiving 50,000 shares of common stock for each $1,000,000 invested. The senior secured promissory notes interest rate was 18.00% per annum.

In April 2021, we entered into a settlement agreement with Mr. Mangless related to the payment schedule of the senior secured promissory note issued in March 2020. (See Note 13 to the condensed consolidated financial statements.)

Small Business Administration – Paycheck Protection Program Loan. Our three segments participated in “The Coronavirus Aid, Relief, and Economic Security Act, and the Paycheck Protection Program due to losses caused by the COVID-19 pandemic. In April 2020, we received cash in the aggregate of approximately $3,763,000 from qualified Small Business Administrators (“SBA”) lenders. Under the SBA loans, we received $2,508,000 related to our direct selling segment, $633,000 related to our commercial coffee segment and $623,000 related to our commercial hemp segment of which $613,000. In July 2020, our commercial coffee segment received a second loan in the amount of $150,000 from SBA lenders. Our direct selling segment qualified for mortgage assistance, whereby our corporate office’s mortgage was paid directly from the SBA lenders for a period of six months in 2020 and an additional two months in 2021. In November 2020, the SBA lenders forgave approximately $613,000 of the loan proceeds received related to our commercial hemp segment. In April 2021, our commercial coffee segment received a third loan in the amount of approximately $633,000 from SBA lenders. In June 2021, the SBA lenders forgave approximately $3,141,000 which represented loan proceeds we received in 2020. (See Note 13 to the condensed consolidated financial statements.)

H&H transactions

Mill Construction Agreement

In January 2019, to accommodate CLR’s green coffee purchase contract, CLR entered into an agreement with H&H and H&H Export, Mr. Hernandez and Ms. Orozco, collectively referred to as the Nicaraguan Partner, pursuant to which the Nicaraguan Partner agreed to transfer the Matagalpa Property to be owned 50% by the Nicaraguan Partner and 50% by CLR. In consideration for the land acquisition we issued to H&H Export, 153,846 shares of common stock. The fair value of the shares issued was $1,200,000 and was based on the stock price on the date of issuance of the shares. In addition, the Nicaraguan Partner and CLR agreed to contribute $4,700,000 each toward construction of a processing plant, office, and storage facilities on the Matagalpa Property for processing coffee in Nicaragua. The addition of the mill will accommodate CLR’s green coffee contract commitments. For the three months ended March 31, 2020 and 2019, CLR made payments of approximately $300,000 and $1,350,000, respectively, towards the construction of the Matagalpa Mill project. At March 31, 2020, CLR contributed a total of $3,350,000 towards the construction of the Matagalpa Mill project, and paid a total of $391,000 for operating equipment. At March 31, 2020, the Nicaraguan Partner contributed a total of $2,513,000 towards the Matagalpa Mill project. At the filing date of this Quarterly Report on Form 10-Q, the Matagalpa Mill was still incomplete for total operations.

In January 2019, we issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, we over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At March 31, 2020 and December 31, 2019, the value of the shares was approximately $85,000 and $397,000, respectively, based on the stock price at the respective periods. Management has reviewed the amount due and in conjunction with the impact of the underlying COVID crisis and has determined that the full receivable balances was more than likely to be uncollected at March 31, 2020 and 2019, respectively, and therefore the full amount was recognized as an allowance for collectability at the respective periods.

Amendment to Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita or the Matagalpa Mill. now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. Profit-sharing income for the three months ended March 31, 2020 was approximately $115,000 compared to profit-sharing expense of $243,000 for the three months ended March 31, 2019.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

In April and July 2020, CLR and KII (the U.S. Partners) entered into agreements (the “Hemp Joint Venture Agreements”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan JV Partners”) and established the Nicaraguan Hemp Grow and Extractions Group joint venture (the “Hemp Joint Venture”). Fitracomex is indirectly related to us due to its relationship with H&H and is being treated as a related party.

In accordance with the terms of the Hemp Joint Venture Agreements, H&H Export will contribute the 2,200-acre Chaguitillo Farms in Sebaco-Matagalpa, Nicaragua which will be owned by H&H Export and the U.S. Partners on a 50/50 basis separate from the Hemp Joint Venture should the Hemp Joint Venture determine to sell the land in the future.

The Nicaraguan JV Partners will contribute the excavation and preparation for hemp growth of the 2,200 acres, installation of electrical service, and the construction of 45,000 square feet of buildings to be used for office, processing, storage, drying and green house space.

The U.S. Partners will contribute all the necessary extraction equipment to convert hemp to crude oil and will also provide the feminized hemp seeds for the pilot grow program, along with their expertise in the hemp business. The U.S. Partners will also provide all necessary working capital as required.

In July 2020, we issued 1,500,000 shares of restricted common stock to Fitracomex in accordance with the April 2020 Hemp Joint Venture Agreements. The fair value of the shares at issuance was approximately $2,490,000. We also agreed to issue warrants to Fitracomex for the purchase 5,000,000 shares of our common stock at an exercise price of $1.50, exercisable for a term of five years after completion of the construction and upon the approval of our stockholders. At December 31, 2020, we reserved the full amount of the investment issued to Fitracomex.

The U.S. Partners and H&H Export will serve as the managing partners and all business decisions will require prior consent and agreement of both parties. The net profits and net losses for each fiscal period shall be allocated twenty five percent to the Nicaraguan JV Partners and seventy five percent to the U.S. Partners. At the filing date of this Quarterly Report on Form 10-Q, the Hemp Joint Venture is currently being assessed for changing market conditions related to the hemp industry, and as a result of the fluctuating indicators we are considering the timing of entering the market space in regard to the launch of this project.

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

This MA Agreement memorialized the key settlement terms and established that H&H owes CLR approximately $10,700,000 that is composed of:

●	past due accounts receivable owed to CLR from H&H for 2019 and 2020;

●	the $5,000,000 note due to CLR plus accrued interest on the note;

●	CLR lost profits in 2019 and 2020;

●	the return of working capital provided by CLR for the 2019 and 2020 green coffee program.

The agreement also includes an offset against amounts owed by H&H to CLR consisting of:

●	H&H’s 25% profit sharing participation for 2019 and 2020;

●	and an offset of H&H’s open payables owed by CLR to H&H in the amount of approximately $243,000.

The MA Agreement provides that approximately $10,700,000 is owed to CLR by H&H and H&H agrees to satisfy this obligation by providing CLR a minimum of 20 containers (approximately 825,000 pounds) of strictly high grown coffee per month, commencing at the end of March 2021 and continuing monthly until the aforesaid amount is paid in full. The MA Agreement stipulates that the parties have agreed that the coffee to be provided to CLR by H&H for the shipments described above, that in order to satisfy H&H’s debt to CLR, shall not be produced on any plantation that the parties have a joint interest in. CLR has recorded allowances of $7,871,000 related to the H&H trade accounts receivable and $5,789,000 related to the H&H note receivable during the year ended December 31, 2020 due to H&H’s repayment history and risks associated with redemption of the receivable in coffee.

Acquisitions

In November 2019, we acquired certain assets of BeneYOU. BeneYOU is a nutritional and beauty product company that brings customers and distributors of brands of Jamberry which offers a line of nail products, the brand Avisae which focuses on gut health and the brand M.Global which delivers hydration products. (See Note 2 to the condensed consolidated financial statements.)

In February 2019, KII acquired the assets of Khrysos Global and all the outstanding equity of INXL and INXH. The collective business manufactures proprietary systems to provide end-to-end extraction and processing that allow for the conversion of hemp feed stock into hemp oil and hemp extracts. For the three months ended March 31, 2019, commercial hemp revenues represented transactions beginning from the date of acquisition of Khrysos Global. (See Note 2 to the condensed consolidated financial statements.)

Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At March 31, 2020, we had a significant accumulated deficit and had experienced significant losses and incurred negative cash flows for the last few years. We sustained significant net losses during the three months ended March 31, 2020 and 2019 of approximately $5,791,000 and $12,260,000, respectively. Net cash used in operating activities was $681,000 and $4,831,000 for the three months ended March 31, 2020 and 2019, respectively. We anticipate similar continued results for the year 2021.

Management has assessed our ability to continue as a going concern and concluded that additional capital will be required during the twelve-months subsequent to the filing date of this Quarterly Report on Form 10-Q. The timing of when the additional capital will be required is uncertain and highly dependent on factors discussed below. There can be no assurance that we will be able to execute license or purchase agreements or to obtain equity or debt financing, or on terms acceptable to it. Factors within and outside our control could have a significant bearing on its ability to obtain additional financing. As a result, management has determined that there are material uncertainties that raise substantial doubt upon our ability to continue as a going concern.

At March 31, 2020, cash and cash equivalents totaled approximately $3,243,000. We have and continue to take actions to alleviate the cash used in operations. During the three months ended March 31, 2020, we reported total revenue of approximately $35,531,000 a decrease of approximately 13.7% compared to the same period a year ago. We continue to focus on revenue growth, but we cannot make assurances that revenues will grow. Additionally, we have plans to make the necessary cost reductions and to reduce non-essential expenses, including international operations that are not performing well to help alleviate the cash used in operating activities.

The outbreak of COVID-19 and resulting pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. The outbreak of COVID-19 also impacted our ability to properly staff and maintain our domestic and international warehousing operations due to stay-at-home orders issued within various locations where we operate warehouse and shipping operations. We took actions to mitigate the impact but cannot assert that future stay-at-home orders or further restrictive orders will not have an impact on future operations. We experienced changes in product mix demand, with demand increasing toward health-oriented products and weakening for non-health related products. Such changes in demand may have a significant impact on revenues, margins and net operating profit in the future. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts. Our suppliers of raw material and supplies have and could continue to be impacted by geopolitical events, such as the war in Ukraine, thus interrupting our supply chain. Additionally, our customers may experience interruptions from other suppliers that could cause a customer to delay or cancel orders. These factors and other events have negatively impacted our sales and operations and will likely continue to negatively affect our business and financial results. We are unable to predict the possible future effect on the demand for products sold by the Company, and the related revenues, margins and operating profit due to these events.

In addition, the outbreak of the COVID-19 coronavirus has disrupted our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our board of directors resulting in absenteeism from meetings of the directors or committees of directors and making it more difficult to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of the Company’s affairs.

We continue to seek and obtain equity or debt financing on terms that are acceptable to the Company. Depending on market conditions, there can be no assurance that additional capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues

For the three months ended March 31, 2020, our revenues decreased approximately $5,661,000 or 13.7% to approximately $35,531,000 as compared to $41,192,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we derived 87.7% of our revenue from our direct selling sales, 11.4% of our revenue from our commercial coffee sales and approximately 0.9% from our hemp segment.

For the three months ended March 31, 2020, direct selling segment revenues decreased by approximately $2,264,000 or 6.8% to $31,156,000 as compared to $33,420,000 for the three months ended March 31, 2019. The decrease was primarily attributed to the continued impact of COVID-19 that has disrupted various supply chains affecting product availability and the year-over-year decline in the number of distributors resulting from the Company’s inability to hold distributor events and training.

For the three months ended March 31, 2020, commercial coffee segment revenues decreased by approximately $3,646,000 or 47.3% to $4,059,000 as compared to $7,705,000 for the three months ended March 31, 2019. The decrease in revenue was attributed to decreases in revenues from milling and processing services of $4,658,000, partially offset by an increase in our roasted coffee business of $593,000 and an increase in green coffee sales of $419,000. The decrease in milling and processing services and the increase in green coffee sales reflects the Company’s strategic shift in moving from mill processing revenues, primarily billed to H&H Export, to sales of green coffee, primarily sold to Rothfos.

For the three months ended March 31, 2020, commercial hemp segment revenues increased by $249,000 to $316,000 as compared to $67,000 for the three months ended March 31, 2019 which represented a partial quarter of revenue. The increase was primarily attributed to higher sales of the hemp product lines and tolling services.

The following table summarizes our revenue by segment (in thousands):

	Three Months Ended March 31,		Percentage
	2020	2019	Change
Direct selling	$31,156	$33,420	(6.8)%
As a % of Revenue	87.7%	81.1%	6.6%
Commercial coffee:
Processed green coffee	519	100	419.0%
As a % of Segment Revenue	12.8%	1.3%	11.5%
Milling and processing services	168	4,826	(96.5)%
As a % of Segment Revenue	4.1%	62.6%	(58.5)%
Roasted coffee and other	3,372	2,779	21.3%
As a % of Segment Revenue	83.1%	36.1%	47.0%
Total commercial coffee	4,059	7,705	(47.3)%
As a % of Revenue	11.4%	18.7%	(7.3)%
Commercial hemp	316	67	371.6%
As a % of Revenue	0.9%	0.2%	0.7%
Total	$35,531	$41,192	(13.7)%

Cost of Revenues

For the three months ended March 31, 2020, cost of revenues increased approximately 9.8% to $15,744,000 as compared to $14,343,000 for the three months ended March 31, 2019.

The direct selling segment cost of revenues decreased 1.7% to approximately $10,481,000 as compared to $10,665,000 for the three months ended March 31, 2019, primarily attributable to the decrease in revenues discussed above.

The commercial coffee segment cost of revenues increased 27.1% to approximately $4,623,000 as compared to $3,638,000 for the three months ended March 31, 2019, primarily attributable to the shift away from revenue for milling and processing services in 2020 when compared to 2019. As revenue for milling services does not contain a cost of goods sold component, the shift in revenue away from milling and processing services increased our cost of revenue year-over-year. Cost of revenues for processed green coffee for the three months ended March 31, 2020 increased 25.9% to $764,000 compared to $607,000 during the three months ended March 31, 2019. Cost of revenues for roasted coffee for the three months ended March 31, 2020 increased 27.3% to $3,859,000 compared to $3,031,000 during the three months ended March 31, 2019.

The commercial hemp segment cost of revenues increased to approximately $640,000 as compared to $40,000 for the three months ended March 31, 2019 which represented a partial quarter of cost of revenues. The increase was primarily attributable to higher manufacturing consulting fees, direct labor costs, and supply and material costs.

Gross Profit (Loss)

For the three months ended March 31, 2020, gross profit decreased to approximately $19,787,000 as compared to $26,849,000 for the three months ended March 31, 2019. Gross profit as a percentage of revenues for the three months ended March 31, 2020 and 2019 was 55.7% and 65.2%, respectively.

Gross profit in the direct selling segment decreased to approximately $20,675,000 from $22,755,000 for the three months ended March 31, 2019, primarily due to the decrease in revenues. Gross profit as a percentage of revenues for the three months ended March 31, 2020 and 2019 was 66.4% and 68.1%, respectively.

Gross loss in the commercial coffee segment was approximately $564,000 compared to gross profit of $4,067,000 for the three months ended March 31, 2019. Gross loss as a percentage of revenues for the three months ended March 31, 2020 was 13.9%. Gross profit as a percentage of revenues for the three months ended March 31, 2019 was 52.8%. The decrease in gross profit in the commercial coffee segment was primarily due to the decrease of $4,658,000 in revenue from the processing and milling of unprocessed green coffee that in turn drove lower gross profit results year-over-year combined with the year-over-year change in roasted coffee sales and cost of goods sold that increased negative gross profit by $235,000, partially offset with the changes in revenue and cost of goods sold from processed green coffee sales that generated a year-over-year decrease in negative gross profit of approximately $262,000.

Gross loss in the commercial hemp segment was approximately $324,000 compared to gross profit of $27,000 for the three months ended March 31, 2019 which represented a partial quarter of gross profit. Gross loss as a percentage of revenues for the three months ended March 31, 2020 was 102.5%. Gross profit as a percentage of revenues for the three months ended March 31, 2019 was 40.3%. The increase in the gross loss was primarily attributable to cost of goods sold increasing at a higher rate than revenues in 2020 compared to 2019.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit (loss) as a percentage of segment revenues:

	Three Months Ended March 31,		Percentage
	2020	2019	Change
Direct selling	$20,675	$22,755	(9.1)%
Gross Profit % of Segment Revenues	66.4%	68.1%	(1.7)%
Commercial coffee:
Processed green coffee	(245)	(507)	(51.7)%
Gross Loss % of Segment Revenues	(6.0)%	(6.6)%	0.5%
Milling and processing services	168	4,826	(96.5)%
Gross Profit % of Segment Revenues	4.1%	62.6%	(58.5)%
Roasted coffee and other	(487)	(252)	(93.3)%
Gross Loss % of Segment Revenues	(12.0)%	(3.3)%	(8.7)%
Total commercial coffee	(564)	4,067	(113.9)%
Gross Profit (Loss) % of Segment Revenues	(13.9)%	52.8%	(66.7)%
Commercial hemp	(324)	27	(1,300.0)%
Gross Profit (Loss)% of Segment Revenues	(102.5)%	40.3%	(142.8)%
Total	$19,787	$26,849	(26.3)%
Gross Profit % of Revenues	55.7%	65.2%	(9.5)%

Operating Expenses

For the three months ended March 31, 2020, our operating expenses decreased 31.8% to approximately $26,464,000 as compared to $38,790,000 for the three months ended March 31, 2019. The decrease included lower stock-based compensation and equity-based compensation for services of $11,012,000 and $1,170,000, respectively, in 2020 compared to 2019.

Distributor Compensation

For the three months ended March 31, 2020, the distributor compensation paid to our independent distributors in the direct selling segment decreased 5.6% to approximately $14,051,000 from $14,890,000 for the three months ended March 31, 2019. The decrease was primarily attributable to lower revenues. Distributor compensation as a percentage of direct selling revenues was 45.1% and 44.6% for the three months ended March 31, 2020 and 2019, respectively.

Sales and Marketing

For the three months ended March 31, 2020, total sales and marketing expense decreased by 13.6% to approximately $3,473,000 from $4,019,000 for the three months ended March 31, 2019. The decrease included lower stock-based compensation of $466,000 in 2020 compared to 2019 which represented 85.3% of the decrease in sales and marketing expenses.

In the direct selling segment, sales and marketing expense for the three months ended March 31, 2020 decreased by 17.3% to approximately $3,074,000 from $3,715,000 for the same period last year. The decrease included lower stock-based compensation of $466,000 in 2020 compared to 2019 which represented 72.8% of the decrease in sales and marketing expenses. The remaining decrease was primarily due to decreases in expenses related to conventions and distributor events, wages and benefits related to temporary labor costs, partially offset by an increase in marketing expenses related to the rewards points programs.

In the commercial coffee segment, sales and marketing costs for the three months ended March 31, 2020 increased by 26.1% to approximately $367,000 from $291,000 for the same period last year. The increase was primarily due to higher marketing expenses.

In the commercial hemp segment, sales and marketing costs for the three months ended March 31, 2020 increased to approximately $32,000 from $13,000 for the same period last year which represented a partial quarter of sales and marketing expense.

General and Administrative

For the three months ended March 31, 2020, total general and administrative expense decreased to approximately $8,940,000 from $19,881,000 for the three months ended March 31, 2019. The decrease was primarily due to lower stock-based compensation and equity-based compensation for services of $10,546,000 and $1,170,000, respectively, in 2020 compared to 2019.

In the direct selling segment, general and administrative expense for the three months ended March 31, 2020 decreased to approximately $6,192,000 from $16,459,000 for the same period last year. The decrease was primarily due to lower stock-based compensation and equity-based compensation for services of $9,127,000 and $1,170,000, respectively, in 2020 compared to 2019. The remaining decrease was primarily the result of the year-over-year reduction in the change in the fair value of the contingent acquisition debt of $361,000 in 2020 compared to 2019, which reduced expenses.

In the commercial coffee segment, general and administrative costs for the three months ended March 31, 2020 decreased to $840,000 from $2,892,000 for the same period last year. The decrease was primarily due to the year-over-year reduction in costs in 2020 compared to 2019 including stock-based compensation of $1,432,000 and profit-sharing expense of $358,000.

In the commercial hemp segment, general and administrative costs for the three months ended March 31, 2020 increased to $1,908,000 from $530,000 for the same period last year which represented a partial quarter of general and administrative expense. The decrease was primarily due to higher costs related to equity-based compensation for services of $325,000, salaries and professional fees.

Operating Loss

For the three months ended March 31, 2020, our operating loss decreased by approximately $5,264,000 to $6,677,000 as compared to $11,941,000 for the three months ended March 31, 2019. The decrease in our operating loss was primarily due to the lower stock-based compensation and equity-based compensation for services and the lower revenue and other operating expenses in 2020 compared to 2019.

Other Income (Expense), net

For the three months ended March 31, 2020, net other income increased by $890,000 to $869,000 as compared to $21,000 of net other expense for the three months ended March 31, 2019. The change was due to higher net interest expense and the change in the fair value of derivative liabilities.

Net interest expense decreased by $887,000 for the three months ended March 31, 2020 to $620,000, compared to $1,507,000 for the three months ended March 31, 2019. Interest income for the three months ended March 31, 2020 and 2019 was $113,000 and $5,000, respectively.

The change in fair value of derivative liabilities increased by $3,000 for the three months ended March 31, 2020 to $1,489,000 in other income compared to $1,486,000 for the three months ended March 31, 2019. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period (see Notes 8 & 9 to the condensed consolidated financial statements).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. At December 31, 2019, we evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and through consideration of all positive and negative evidences and have determined that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance remains on the U.S. state and foreign tax attributes that are likely to expire before realization. At December 31, 2019, we had approximately $75,000 in refundable credits, and we expect that a substantial portion will be refunded between 2020 and 2021. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We recognized an income tax benefit of $17,000 which is our estimated federal, state and foreign income tax benefit for the three months ended March 31, 2020. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended March 31, 2020, the Company reported a net loss of $5,791,000 as compared to $12,260,000 for the three months ended March 31, 2019. The primary reason for the decrease in net loss when compared to the prior period was due to the decrease in operating loss of $5,264,000.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense, equity-based compensation for services expense, amortization of debt discounts and issuance costs, and the change in the fair value of the derivatives, or "Adjusted EBITDA," was a loss of $4,098,000 for the three months ended March 31, 2020 compared to earnings of $2,606,000 for the same period last year.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, equity-based compensation for services expense, amortization of debt discounts and issuance costs, and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three months ended March 31, 2020 and 2019 is included in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,791)	$(12,260)
Add/Subtract:
Interest, net	620	1,507
Income tax provision (benefit)	(17)	298
Depreciation	673	475
Amortization	620	670
EBITDA (loss)	(3,895)	(9,310)
Add/Subtract:
Stock-based compensation	260	11,344
Equity-based compensation for services	689	1,859
Amortization of debt discounts and issuance costs	337	199
Change in the fair value of derivatives	(1,489)	(1,486)
Adjusted EBITDA (loss)	$(4,098)	$2,606

Liquidity and Capital Resources

Sources of Liquidity

At March 31, 2020 we had cash and cash equivalents of approximately $3,243,000 as compared to cash and cash equivalents of $4,463,000 at December 31, 2019.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $681,000 and $4,831,000, respectively. Net cash used in operating activities in 2020 consisted of a net loss of $5,791,000, partially offset by $3,994,000 in changes in operating assets and liabilities and net non-cash operating expenses of $1,116,000. Net cash used in operating activities in 2019 consisted of a net loss of $12,260,000 and $6,072,000 in changes in operating assets and liabilities, partially offset by net non-cash operating expenses of $13,501,000.

Net non-cash operating expenses in 2020 included $1,293,000 in depreciation and amortization, $260,000 in stock-based compensation, $689,000 in equity-based compensation for services, $337,000 in amortization of debt discounts, and $33,000 related to the increase in inventory reserves, $15,000 related to the loss on disposal of property and equipment, $112,000 for an allowance for notes receivables, $568,000 in non-cash operating lease expense, partially offset by $1,489,000 related to the change in fair value of warrant derivative liability, $30,000 related to the decrease in the allowance for accounts receivable, $311,000 for an allowance related to the over issuance of shares which was recorded as other receivable, and $361,000 related to the change in fair value of contingent acquisition debt.

Net non-cash operating expenses in 2019 included $1,145,000 in depreciation and amortization, $11,344,000 in stock-based compensation expense, $1,859,000 in equity-based compensation for services, $199,000 in amortization of debt discounts, $281,000 in stock issuance cost related to true-up shares and $159,000 in increase in inventory reserves, partially offset by $1,486,000 related to the change in fair value of warrant derivative liability.

Changes in operating assets and liabilities in 2020 were attributable to decreases in working capital, primarily related to changes in accounts receivable of $17,000, inventory of $70,000, prepaid expenses and other current assets of $416,000, other assets of $166,000, operating lease liabilities of $367,000, and other long-term liabilities of $1,678,000. Increases in working capital primarily related to changes in the income tax receivable of $8,000, accounts payable of $1,884,000, accrued distributor compensation of $1,378,000, deferred revenues of $1,230,000 and accrued expenses and other liabilities of $1,812,000.

Changes in operating assets and liabilities in 2019 were attributable to decreases in working capital, primarily related to changes in accounts receivable of $3,369,000, inventory of $1,283,000, prepaid expenses and other current assets of $111,000, deferred revenues of $44,000 and accrued expenses and other liabilities of $2,173,000. Increases in working capital primarily related to changes in accounts payable of $54,000 and accrued distributor compensation of $854,000.

Cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2020 was $1,082,000 as compared to $2,716,000 for the three months ended March 31, 2019. Net cash used in investing activities in 2020 consisted of $300,000 in payments made towards the construction of a large mill in Nicaragua and the remaining represented other purchases of property and equipment. Net cash used in investing activities in 2019 consisted of $1,350,000 in payments made towards the construction of a large mill in Nicaragua, $500,000 in cash paid related to the acquisition of Khrysos, offset by cash acquired of $75,000 and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 was $520,000 as compared to $7,106,000 for the three months ended March 31, 2019. Net cash provided by financing activities in 2020 consisted of $1,000,000 net proceeds from issuance of notes, $233,000 of net proceeds from the issuance of equity through our preferred stock offering, and $14,000 of net proceeds from the line of credit partially offset by $184,000 in payments related to financing lease obligations, $46,000 in payments to reduce notes payable, $109,000 in payments related to contingent acquisition debt and $388,000 in dividends paid. Net cash provided by financing activities in 2019 consisted of $6,017,000 of net proceeds from the issuance of equity through our preferred stock offerings and convertible notes, $1,353,000 from the exercise of stock options and warrants, $102,000 from at-the-market issuance of shares and $176,000, of net proceeds from the line of credit partially offset by $35,000 in payments to reduce notes payable, $128,000 in payments related to contingent acquisition debt, $368,000 in payments related to capital lease financing obligations and $11,000 in dividends paid.

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant losses during the three months ended March 31, 2020 and 2019 of $5,791,000 and $12,260,000, respectively. Net cash used in operating activities was $681,000 and $4,831,000 for the three months ended March 31, 2020 and 2019, respectively. Our cash and cash equivalents totaled $3,243,000 at March 31, 2020. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

Historically, we have financed our operations primarily through revenue generated from sales of our products and the public and private sales of our securities and we expect to continue to seek to obtain required capital in a similar manner. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be met, and we may not be able to fulfill our debt obligations. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and Nasdaq that place limits on the number and dollar amount of securities that may be sold. We do not have any commitments from third parties for funding. A failure otherwise to raise additional funds when needed in the future could result in us being unable to complete planned operations, or forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. There can be no assurances that we will be able to raise the funds needed on favorable terms, if at all.

In January 2022, we entered into the second amendment to the Crestmark loan and security agreement which reduced the maximum overall borrowing limit on the line of credit to $3,000,000. Under the second amendment to the Crestmark loan and security agreement, the line of credit may not exceed an amount which is the lesser of (a) $3,000,000 or (b) the sum of up (i) to 85% of the value of the eligible accounts; plus, (ii) the lesser of $1,000,000 or 50% of eligible inventory or 50% of the amount calculated in (i) above.

In February 2022, we received a notice of default related to the loan and security agreement from Crestmark Bank. The default includes our failure to provide quarterly financial statements for the quarters ended September 30, 2021 and December 31, 2021, as set forth in the loan agreement.

In April 2022, we entered into a forbearance agreement with Crestmark Bank. The agreement provides that Crestmark Bank agreed to forbear from collection action under the loan documents until the termination date of June 30, 2022, provided we are in compliance with the terms of the forbearance agreement. At the filing date of this Quarterly Report on Form 10-Q, we were not in compliance with the term of the forbearance agreement.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2020.

Contractual Obligations

At March 31, 2020, our total purchase obligations are related to our commercial coffee segment and were approximately $8,957,000 compared to $4,219,000 at December 31, 2019. The increase was primarily due to the addition of new contracts entered into after December 31, 2019.

There were no material changes from the other contractual obligations disclosed in our most recent annual report.

Critical Accounting Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 4. Controls and Procedures

Update on Prior Period Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Commercial Coffee Segment

In April 2019, we filed our 2018 Form 10-K disclosing that during the fourth quarter of the year ended December 31, 2018, we identified a material weakness (“2018 Material Weakness”) for our commercial coffee segment with respect to certain operations in Nicaragua, relating to not having proper processes and controls in place to require sufficient documentation of significant agreements and arrangements in accounting for significant transactions. During the preparation of our financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting associated with revenue recognition within the coffee segment. These material weaknesses resulted in restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to revenue recognition within our coffee segment were required, which we filed the restatements for all three quarters of 2019 in September 2021.

During 2019, management implemented a remediation plan that included updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements with respect to certain operations in our commercial coffee segment. This remediation plan was not fully in place and able to be tested for the three months ended March 31, 2020, therefore we determined that the controls were not operating effectively for the three months ended March 31, 2020. Management, therefore, has determined that these material weaknesses were not remediated and remained open at the time of this filing.

Commercial Hemp Segment

In February 2019, we completed the acquisition of Khrysos Global, detailed in Note 2 to the condensed consolidated financial statements. During our 2019 annual audit we determined that certain fixed assets acquired in the acquisition and the share price valuation for the common stock issued as consideration were not fairly valued at the closing date which resulted in a decrease to the net assets acquired including; a) $1,127,000 related to the certain fixed assets, and b) $1,351,000 related to a change in the fair value of common stock issuance resulting in an increase to goodwill of $2,478,000 acquired and an adjusted aggregate purchase price of $15,894,000. Our management concluded that we have a material weakness in our control procedures related to acquisitions.

These material weaknesses resulted in restatements to our financial statements for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to the accounting for acquisitions within our commercial hemp segment, which we filed the restatements for all three quarters of 2019 in September 2021.

During 2020, management implemented a remediation plan that included updating our current policies and implementing procedures and controls over future acquisitions. Until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected.

Other

At the end of the second fiscal quarter 2020, we determined that the aggregate market value of our common stock held by non-affiliates was $24.9 million. This fell below the $60.0 million dollar threshold for an accelerated filer exiting the accelerated status and becoming a non-accelerated filer. As a result, we are not required to obtain an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) for the year ending December 31, 2020.

(a)   Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting at March 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), and concluded that our disclosure controls and procedures were not effective at the end of the period covered by this quarterly report, as a result of material weaknesses in our internal control over financial reporting which is discussed further below.

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

Based on the evaluation of our disclosure controls and procedures at the end of the period covered by this report and upon that discovery, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has assessed these deficiencies and has determined that these deficiencies individually and in aggregate led to material weaknesses. These material weaknesses led to material misstatements in our financial statements for the periods ending March 31, 2019, June 30, 2019 and September 30, 2019 related to the recognition of revenue within our commercial coffee segment and our commercial hemp segment. In order to consider these material weaknesses fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. There were seven general categories of deficiencies in our internal control over financial reporting.

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

(b)   Changes in Internal Control Over Financial Reporting

Management’s Remediation Efforts

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation measures include or are expected to include the following:

●

Implementing or enhancing the Company’s infrastructure to ensure appropriate software and reporting tools are in place to ensure financial reporting systems and processes are reporting effectively. These efforts have been delayed due to the Company’s ability to secure timely financial resources to acquire and implement such improvements within its reporting software and tools.

●

Review and update, as necessary, documentation of relevant processes, policies and procedures, and design of relevant controls, with respect to the Company’s internal control over financial reporting. The Company identified during its 2019 and 2018 audits, deficiencies within its processes, policies and procedures. Implementation of the necessary changes required, as a result of these identified deficiencies, required to satisfy documentation requirements under Section 404 of the Sarbanes-Oxley Act has not occurred. For the three months ending March 31, 2020, because these deficiencies have not been remediated, we did not conduct an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, therefore, we have determined that our disclosure controls and procedures were not effective as of March 31, 2020.

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

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate. Our audit committee has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management. Our management and the audit committee will continue to actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management. We believe that these actions will remediate material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on June 25, 2021, and all of the information contained in our public filings before deciding whether to purchase our common stock. The following information and updates should be read in conjunction with the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

We cannot assure you that our common stock and preferred stock will regain listing on the Nasdaq Capital Market.

On February 2, 2021, The Nasdaq Stock Market LLC removed our common stock and 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock from listing on The Nasdaq Capital Market effective at the opening of the trading session on February 12, 2021. We had been notified of the Nasdaq staff determination to de-list our securities on September 29, 2020 and had appealed the determination to a Nasdaq Hearing Panel on October 6, 2020. On November 18, 2020, upon review of the information provided by us, the Hearing Panel determined to deny our request to remain listed on The Nasdaq Capital Market and notified us that trading in the Company securities would be suspended on November 20, 2020. The Nasdaq Listing Council did not call the matter for review and the staff determination to delist the Company which became final on January 4, 2021.

As a result of the delisting from the Nasdaq Capital Market, our common stock trades on the OTC Pink Market operated by OTC Markets. The delisting has depressed our stock price, substantially limited liquidity of our common stock and materially adversely affect our ability to raise capital on acceptable terms. Delisting from the Nasdaq Capital Market could also continue to have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our ability to obtain future financing has been, and will continue to be impacted by our inability to file our SEC reports.

We have failed to file the Quarterly Report on Form 10-Q for the quarterly periods ending March 31, 2021 and 2022, June 30, 2021 and September 30, 2021 and our financial statements for fiscal year ended December 31, 2021. Our failure to provide current information about our financial condition has hindered our ability to raise additional capital as many investors require current financial information in order to make an investment decision. Although there can be no assurance that once our SEC filings are current that we be able to raise capital, we anticipate having a difficult time raising capital until such time as we are current with our SEC filings.

There is substantial risk about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The accompanying condensed consolidated financial statements at March 31, 2020 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant losses during the three months ended March 31, 2020 of $5,791,000. Net cash used in operating activities was $681,000 for the three months ended March 31, 2020. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels at March 31, 2020, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

Our failure to comply with the terms of our outstanding notes has resulted in a default under the terms of certain of the notes and, if uncured, it could potentially result in action against our pledged assets.

At the filing date of this Quarterly Report on Form 10-Q, we had outstanding an aggregate of $11,090,000 in principal amount of outstanding secured notes payable, which include $3,090,000 in principal amount of secured debt related to the balance of our 2019 PIPE Notes from our 2019 private placement. The 2019 PIPE Notes are secured by all of the equity we hold in KII. These PIPE Notes originally were due between February 2021 and July 2021. We amended the 2019 PIPE Notes with certain note holders of an aggregate of $2,440,000 in the principal amount to extend due dates to between February and March 2022. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the amendments. (See Note 13 to the condensed consolidated financial statements.)

In March 2019, we issued an aggregate $2,000,000 in principal amount of secured debt which related to two-year secured promissory notes (“2019 Promissory Notes”) which are secured by all of the equity we hold in KII. In February 2021, we entered into an amendment with the holders of these 2019 Promissory Notes, extending the maturity date to May 18, 2022 and increasing the interest rate to 16% paid monthly until the notes are paid in full. As an inducement for the amendment to extend the maturity date, we issued each note holder 200,000 shares of our common stock. In addition, we issued one of the note holders a two-year warrant to purchase 150,000 shares of our common stock at a price per share of $1.00. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the amendments. (See Note 13 to the condensed consolidated financial statements.)

In March 2020, we issued $1,000,000 in principal amount of a nine-month senior secured promissory note related to our March 2020 private placement debt offering with Daniel Mangless, which is secured by a first priority lien granted by CLR in its rights under the pledge and security agreement, by and between H&H, H&H Export and CLR to receive certain payments. In April 2021, we entered into a settlement agreement with Mr. Mangless to include an agreed upon payment schedule of principal and interest payments and the issuance of 1,000,000 shares of our common stock. At the filing date of this Quarterly Report on Form 10-Q, the promissory note, including interest was paid, and the shares were issued in accordance with the terms of the settlement agreement. (See Note 13 to the condensed consolidated financial statements.)

In December 2018, CLR, entered into a credit agreement with one lender pursuant to which CLR borrowed $5,000,000 from Carl Grover and in exchange issued Mr. Grover a $5,000,000 credit note. In addition, Siles, as guarantor, executed a separate guaranty agreement. Stephan Wallach and Michelle Wallach, our Chief Operating Officer, pledged 1,500,000 shares of our common stock held by them to secure the credit note under a security agreement with Mr. Grover. The credit note matured in December 2020. At the filing date of this Quarterly Report on Form 10-Q, the balance remains outstanding; however, no formal demand for repayment had been made.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been previously disclosed in our filings with the Securities and Exchange Commission except for the sales of unregistered securities set forth below.

In March 2020, we entered into an agreement with Ivan Gandrud Chevrolet, Inc. (“IGC”), pursuant to which IGC agreed to provide consulting services for our commercial hemp segment in exchange for 125,000 shares of restricted common stock which were issued as fully earned. The fair value of the shares issued was approximately $158,000. In addition, we issued a 5-year warrant exercisable for 250,000 shares of our common stock at an exercise price of $4.75. The warrant is deemed fully earned. The fair value of the warrant issued was approximately $167,000.  IGC is 100% owned by Daniel Mangless, who was the beneficial owner of in excess of 5% of our outstanding common stock at March 31, 2020.

The shares sold in the transaction with IGC set forth above were issued relying on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering. IGC acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in the transaction. IGC was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In December 2018, CLR entered into a credit agreement with Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”). Mr. Grover was the sole beneficial owner of in excess of 5% of our outstanding common shares at March 31, 2020 and December 31, 2019. In addition, Siles Plantation Family Group S.A. (“Siles”), as guarantor, executed a separate guaranty agreement. The Credit Note is secured by CLR’s green coffee inventory, subordinate to certain debt owed to Crestmark Bank and pari passu with certain holders of notes issued by CLR to certain lenders in 2014. At both March 31, 2020 and December 31, 2019, the outstanding principal balance of the Credit Note was $5,000,000.

The Credit Note accrues interest at a rate of 8.00% per annum and is paid quarterly. The Credit Note contains customary events of default including our or Siles failure to pay its obligations, commencing bankruptcy or liquidation proceedings, and breach of representations and warranties. Upon the occurrence of an event of default, the unpaid balance of the principal amount of the Credit Note together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable by Mr. Grover and shall bear interest from the due date until such amounts are paid at the rate of 10.00% per annum. In connection with the credit agreement, we issued to Mr. Grover a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $6.82 per share, and a four-year warrant to purchase 250,000 shares of our common stock, exercisable at $7.82 per share.

In connection with the Credit Note, we also entered into an advisory agreement with a third party not affiliated with Mr. Grover, pursuant to which we agreed to pay to the advisor a 3.00% fee on the transaction with Mr. Grover and issued to the advisor’s designee a four-year warrant to purchase 50,000 shares of our common stock, exercisable at $6.33 per share.

In December 2020, the Credit Note became payable and due in accordance with its terms. CLR did not make the payment due upon the maturity date of the Credit Note. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement of the Credit Note and the Credit Note remains outstanding; however no formal demand for repayment has been made.

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

10.1	Cannooba Joint Venture Agreement, dated April 19, 2021, with GROWTH by Sabir, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNGEVITY INTERNATIONAL INC.
(Registrant)

Date: June 22, 2022	/s/ Stephan Wallach
Stephan Wallach
Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2022	/s/ William Thompson
William Thompson
Chief Financial Officer
(Principal Financial Officer)