Form 10-Q
period 2020-09-30
Youngevity International, Inc.
filed 2022-06-22
CIK 1569329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of June 17, 2022, the issuer had 34,044,176 shares of its Common Stock, par value $0.001 per share, issued and outstanding.

YOUNGEVITY INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Youngevity International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,238	$4,463
Accounts receivable, trade	3,043	2,902
Income tax receivable	81	81
Inventory	22,036	22,706
Prepaid expenses and other current assets	5,432	3,982
Total current assets	31,830	34,134
Property and equipment, net	25,189	23,316
Operating lease right-of-use assets	6,467	8,386
Deferred tax assets	75	75
Intangible assets, net	13,726	15,566
Goodwill	6,992	6,992
Other assets	1,279	1,222
Total assets	$85,558	$89,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,405	$9,069
Accrued distributor compensation	4,167	3,164
Accrued expenses	5,732	5,108
Deferred revenues	8,527	1,943
Line of credit	1,955	2,011
Other current liabilities	3,018	2,664
Operating lease liabilities, current portion	1,290	1,740
Finance lease liabilities, current portion	1,703	736
Notes payable, net of debt discounts, current portion (Note 3)	5,340	4,085
Notes payable, net of debt discounts, current portion	2,108	191
Convertible notes payable, net of debt discounts, current portion	2,927	25
Short term loans	3,923	-
Warrant derivative liability	-	1,542
Contingent acquisition debt, current portion	1,341	1,263
Total current liabilities	51,436	33,541
Operating lease liabilities, net of current portion	5,497	6,646
Finance lease liabilities, net of current portion	1,081	408
Notes payable, net of debt discounts, net of current portion (Note 3)	392	-
Notes payable, net of debt discounts, net of current portion	4,883	6,790
Convertible notes payable, net of debt discounts, net of current portion	-	2,675
Contingent acquisition debt, net of current portion	5,455	7,348
Other long-term liabilities	-	2,115
Total liabilities	68,744	59,523

Commitments and contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized
Series A – 8% convertible preferred stock; 161,135 shares issued and outstanding at September 30, 2020 and December 31, 2019	–	–
Series B – 5% convertible preferred stock; zero and 129,332 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	–	–
Series D – 9.75% cumulative redeemable perpetual preferred stock; 590,273 and 578,898 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; $14,877 liquidation preference at September 30, 2020	–	–
Common stock, $0.001 par value: 50,000,000 shares authorized; 32,236,994 and 30,274,601 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	32	30
Additional paid-in capital	268,390	265,825
Accumulated deficit	(251,154)	(235,751)
Accumulated other comprehensive income (loss)	(454)	64
Total stockholders’ equity	16,814	30,168
Total Liabilities and Stockholders’ Equity	$85,558	$89,691

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$34,002	$33,380	$102,525	$112,789
Cost of revenues	14,248	13,642	42,938	40,522
Gross profit	19,754	19,738	59,587	72,267
Operating expenses
Distributor compensation	13,262	13,122	40,044	42,509
Sales and marketing	3,053	4,432	9,398	11,237
General and administrative	8,101	10,663	25,336	38,795
Total operating expenses	24,416	28,217	74,778	92,541
Operating loss	(4,662)	(8,479)	(15,191)	(20,274)
Other income (expenses), net
Interest expense, net	(658)	(1,109)	(1,917)	(3,678)
Change in fair value of warrant derivative liability	101	2,457	1,542	4,344
Loss on modification of warrants	-	(876)	-	(876)
Total other income (expenses), net	(557)	472	(375)	(210)
Loss before income taxes	(5,219)	(8,007)	(15,566)	(20,484)
Income tax benefit	(147)	(133)	(163)	(61)
Net loss	(5,072)	(7,874)	(15,403)	(20,423)
Preferred stock dividends	(362)	(85)	(1,104)	(127)
Net loss attributable to common stockholders	$(5,434)	$(7,959)	$(16,507)	$(20,550)

Net loss per share, basic	$(0.17)	$(0.27)	$(0.52)	$(0.71)
Net loss per share, diluted (Note 1)	$(0.17)	$(0.27)	$(0.52)	$(0.76)

Weighted average shares outstanding, basic	32,233,622	30,035,182	31,479,884	28,924,305
Weighted average shares outstanding, diluted	32,233,622	30,039,676	31,479,884	29,003,331

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,072)	$(7,874)	$(15,403)	$(20,423)
Foreign currency translation	(299)	9	(518)	49
Total other comprehensive income (loss)	(299)	9	(518)	49
Comprehensive loss	$(5,371)	$(7,865)	$(15,921)	$(20,374)

See accompanying notes to condensed consolidated financial statements.

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

	Three Months Ended September 30, 2020
	Preferred Stock
	Series A		Series B		Series D		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2020	161,135	$-	-	$-	590,273	$-	32,216,599	$32	$268,473	$(155)	$(246,082)	$22,268
Net loss	-	-	-	-	-	-	-	-	-	-	(5,072)	(5,072)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(299)	-	(299)
Issuance of common stock for vesting of restricted stock units	-	-	-	-	-	-	31,416	-	-	-	-	-
Shares surrendered for tax obligations for employee restricted stock units	-	-	-	-	-	-	(9,632)	-	-	-	-	-
Shares surrendered for prior year vesting due to forfeitures for non-employee restricted stock units	-	-	-	-	-	-	(1,389)	-	-	-	-	-
Fair value of common stock issued related to advance for working capital (recorded in prepaid expenses and other current assets)	-	-	-	-	-	-	-	-	(101)	-	-	(101)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(362)	-	-	(362)
Equity-based compensation for services	-	-	-	-	-	-	-	-	128	-	-	128
Stock based compensation expense	-	-	-	-	-	-	-	-	252	-	-	252
Balance at September 30, 2020	161,135	$-	-	$-	590,273	$-	32,236,994	$32	$268,390	$(454)	$(251,154)	$16,814

	Nine Months Ended September 30, 2020
	Preferred Stock
	Series A		Series B		Series D		Common Stock		Additional Paid-in	Accumulated Other Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2019	161,135	$-	129,332	$-	578,898	$-	30,274,601	$30	$265,825	$64	$(235,751)	$30,168
Net loss	-	-	-	-	-	-	-	-	-	-	(15,403)	(15,403)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(518)	-	(518)
Issuance of common stock for conversion of Series B preferred stock	-	-	(129,332)	-	-	-	258,664	1	-	-	-	1
Issuance of common stock for vesting of restricted stock units	-	-	-	-	-	-	39,750	-	-	-	-	-
Shares surrendered for tax obligations for employee restricted stock units	-	-	-	-	-	-	(9,632)	-	-	-	-	-
Shares surrendered for prior year vesting due to forfeitures for non-employee restricted stock units	-	-	-	-	-	-	(1,389)	-	-	-	-	-
Issuance of common stock for debt financing, net of issuance costs	-	-	-	-	-	-	50,000	-	65	-	-	65
Preferred stock-Series D issued through Underwritten Registered Public Offering, net	-	-	-	-	11,375	-	-	-	233	-	-	233
Fair value of common stock issued related to Nica Hemp Project	-	-	-	-	-	-	1,500,000	1	2,489	-	-	2,490
Fair value of common stock issued related to advance for working capital (recorded in prepaid expenses and other current assets)	-	-	-	-	-	-	-	-	(324)	-	-	(324)
Dividends on preferred stock	-	-	-	-	-	-	-	-	(1,104)	-	-	(1,104)
Equity-based compensation for services	-	-	-	-	-	-	125,000	-	429	-	-	429
Stock based compensation expense	-	-	-	-	-	-	-	-	777	-	-	777
Balance at September 30, 2020	161,135	$-	-	$-	590,273	$-	32,236,994	$32	$268,390	$(454)	$(251,154)	$16,814

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except shares)

	Three Months Ended September 30, 2019
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

	Nine Months Ended September 30, 2019
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

Youngevity International, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(15,403)	$(20,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,808	4,199
Stock-based compensation expense	777	12,418
Equity-based compensation for services	1,132	3,982
Amortization of debt discounts and issuance costs	1,099	924
Change in fair value of warrant derivative liability	(1,542)	(4,344)
Change in fair value of contingent acquisition debt	(1,640)	(911)
Change in allowance for other receivable (Note 3)	(324)	-
Change in allowance for notes receivable (Note 3)	337	-
Change in inventory reserve	(84)	889
Changes in allowance for accounts receivable	(30)	-
Gain on debt extinguishment	(48)	-
Loss on disposal of property and equipment	101	-
Loss on impairment of inventory	200	-
Non-cash operating lease expense	1,919	-
Stock issuance for true-up shares	-	281
Loss on modification of warrants	-	876
Deferred taxes	-	73
Changes in operating assets and liabilities, net of effect from business combinations:
Accounts receivable	(111)	(5,389)
Inventory	554	(958)
Prepaid expenses and other current assets	337	(1,411)
Income taxes receivable	-	(233)
Other assets	(395)	-
Accounts payable	336	454
Accrued distributor compensation	1,003	(37)
Deferred revenues	6,584	(307)
Accrued expenses and other liabilities	982	2,155
Operating lease liabilities	(1,599)	-
Other long-term liabilities	(68)	-
Net Cash Used in Operating Activities	(2,075)	(7,762)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(925)
Purchases of property and equipment	(3,515)	(5,177)
Net Cash Used in Investing Activities	(3,515)	(6,102)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes, net of offering costs	1,000	5,125
Proceeds from private placement of common stock, net of offering costs	-	2,871
Proceeds from the exercise of stock options and warrants, net	-	5,214
Proceeds from at-the-market-offering transaction	-	102
Proceeds from the issuance of preferred stock – series D, net of offering costs	233	7,323
Proceeds from short-term debt	3,923	-
Payments from line of credit, net	(56)	(275)
Payments of notes payable	(77)	(108)
Payments of convertible notes payable	(25)	(568)
Payments of contingent acquisition debt	(175)	(333)
Payments of finance leases	(832)	(1,099)
Payments of dividends	(1,108)	(46)
Net Cash Provided by Financing Activities	2,883	18,206
Foreign Currency Effect on Cash	(518)	49
Net decrease in cash and cash equivalents	(3,225)	4,391
Cash and Cash Equivalents, Beginning of Period	4,463	2,879
Cash and Cash Equivalents, End of Period	$1,238	$7,270

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$883	$2,641
Income taxes	$30	$164

Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property and equipment funded by finance leases	$427	$42
Purchases of property and equipment funded by mortgage agreements	$-	$977
Fair value of stock issued for Nica Hemp Project (Note 3)	$2,490	$-
Issuance of common stock for promissory note financing (Note 10)	$65	$-
Change in fair value of common stock issued for in relation to advance for working capital (Note 3)	$324	$-
Fair value of stock issued in connection with the acquisition of Khrysos Global, Inc. (Note 2)	$-	$14,000
Fair value of stock issued for services (Note 10)	$-	$1,880
Fair value of warrant issued for services, vested portion (Note 10)	$-	$2,196
Fair value of stock issued for property and equipment (land)	$-	$1,200
Fair value of stock issued for purchase of intangibles (tradename)	$-	$750
Fair value of stock issued for note receivable, net of debt settlement	$-	$2,309
Issuance of common stock for the noncash exercise of warrants	$-	$157
Dividends declared but not paid at the end of period (Note 10)	$120	$83

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

The condensed consolidated financial statements presented as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 25, 2021. The results for interim periods are not necessarily indicative of the results for the entire year.

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

During the three months ended September 30, 2020, the Company derived approximately 92.1% of its revenue from its direct selling segment and 7.3% of its revenue from its commercial coffee segment and 0.6% from the commercial hemp segment. During the three months ended September 30, 2019, the Company derived approximately 90.6% of its revenue from its direct selling segment, 8.8% of its revenue from its commercial coffee segment and 0.6% from the commercial hemp segment.

During the nine months ended September 30, 2020, the Company derived approximately 90.5% of its revenue from its direct selling segment and 8.5% of its revenue from its commercial coffee segment and 1.0% from the commercial hemp segment. During the nine months ended September 30, 2019, the Company derived approximately 84.9% of its revenue from its direct selling segment, 14.6% of its revenue from its commercial coffee segment and 0.5% from the commercial hemp segment.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The Company has sustained significant net losses during the nine months ended September 30, 2020 and 2019 of approximately $15,403,000 and $20,423,000, respectively. Net cash used in operating activities was approximately $2,075,000 and $7,762,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company has and continues to take actions to alleviate the cash used in operations. During the nine months ending September 30 2020, the Company reported total revenue of approximately $102,525,000 a decrease of approximately 9.1% compared to the same period a year ago. The Company continues to focus on revenue growth, but the Company cannot make assurances that revenues will grow. Additionally, the Company has plans to make the necessary cost reductions and to reduce non-essential expenses, including international operations that are not performing well to help alleviate the cash used in operating activities.

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

Plantation Costs

The Company’s commercial coffee segment includes the results of Siles, which is comprised of (i) a 500-acre coffee plantation and (ii) a dry-processing facility located on 26 acres, both of which are located in Matagalpa, Nicaragua. Siles is a wholly-owned subsidiary of CLR, and the results of CLR include the depreciation and amortization of capitalized costs, development and maintenance and harvesting costs of Siles. In accordance with GAAP, plantation maintenance and harvesting costs for commercially producing coffee farms are charged against earnings when sold. Deferred harvest costs accumulate and are capitalized throughout the year and are expensed over the remainder of the year as the coffee is sold. The difference between actual harvest costs incurred and the amount of harvest costs recognized as expense is recorded as either an increase or decrease in deferred harvest costs, which is reported as an asset and included with prepaid expenses and other current assets in the condensed consolidated balance sheets. Once the harvest is complete, the harvest costs are then recognized as the inventory value. There were no deferred costs associated with the harvest at September 30, 2020. Deferred costs associated with the harvest at December 31, 2019 were approximately $350,000.

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

In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share. Potentially dilutive securities for the periods ended September 30, 2020 and 2019 were 10,594,784 and 10,988,108 shares, respectively.

	September 30,
	2020	2019
	(unaudited)	(unaudited)
Warrants	5,266,187	6,238,182
Preferred stock conversions	22,786	275,600
Principal conversions on convertible notes	309,000	312,571
Stock options	4,567,368	3,705,644
Restricted stock units	429,443	456,111
Total	10,594,784	10,988,108

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, an adjustment to net loss used in the calculation is required to remove the change in fair value of the warrants, net of tax from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. During the three and nine months ended September 30, 2019, the Company recorded net of tax gain of $27,000 and $1,529,000, respectively, on the valuation of the warrant derivative liability which had a dilutive impact on loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss per Share – Basic
Numerator for basic loss per share	$(5,434,000)	$(7,959,000)	$(16,507,000)	$(20,550,000)
Denominator for basic loss per share	32,233,622	30,035,182	31,479,884	28,924,305
Loss per common share - basic	$(0.17)	$(0.27)	$(0.52)	$(0.71)

Loss per Share - Diluted
Numerator for basic loss per share	$(5,434,000)	$(7,959,000)	$(16,507,000)	$(20,550,000)
Adjust: Fair value of dilutive warrants outstanding	-	(27,000)	-	(1,529,000)
Numerator for dilutive loss per share	$(5,434,000)	$(7,986,000)	$(16,507,000)	$(22,079,000)

Denominator for basic loss per share	32,233,622	30,035,182	31,479,884	28,924,305
Plus: Incremental shares underlying “in the money” warrants outstanding	-	4,494	-	79,026
Denominator for dilutive loss per share	32,233,622	30,039,676	31,479,884	29,003,331
Loss per common share - diluted	$(0.17)	$(0.27)	$(0.52)	$(0.76)

Recently Issued and Adopted Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the Company’s financial statements. During the nine months ended September 30, 2020, the Company did not adopt any accounting pronouncements.

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

During the nine months ended September 30, 2020, the Company did not have any acquisitions.

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

At closing, Khrysos Global and the Khrysos Representing Party received an aggregate of 1,794,972 shares of the Company’s common stock which had a value of $14,000,000 for the purposes of the AEPA and $500,000 in cash. The fair value of the common stock calculated as part of the acquisition valuation was approximately $14,000,000. In addition, the Company agreed to pay the sellers $1,500,000 in cash towards the AEPA of which $1,000,000 was paid to Khrysos Global and the Khrysos Representing Party during 2019. The remaining cash payment of $500,000 was not paid as of the filing date herewith as the Company continues to evaluate the terms of the acquisition agreement in conjunction with the termination of the KII President, noted below. At September 30, 2020 and December 31, 2019, the Company’s remaining liability of $500,000, was outstanding and recorded as accrued expenses on the condensed consolidated balance sheet.

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

H&H is a sourcing agent that purchases raw green coffee beans from the local producers in Nicaragua and supplies CLR’s mill with unprocessed green coffee for processing. CLR does not have a direct relationship with the local producers and is dependent on H&H to negotiate agreements with local producers for the supply and provide to CLR’s mill raw unprocessed green coffee to CLR’s mill in a timely and efficient manner. Substantially all the green coffee processed through the Siles mill was coffee assigned to CLR for processing. During the three and nine months ended September 30, 2019, CLR’s largest customer for green coffee beans was H&H Coffee Group Export Corp. (“H&H Export”), a company related to H&H. In consideration for H&H's sourcing of green coffee for processing within CLR’s mill, CLR and H&H share in the green coffee profit from milling operations.

During the three and nine months ended September 30, 2020, CLR had purchases from H&H of approximately $1,072,000 and $2,847,000, respectively, and had purchases from H&H Export of $229,000 and $700,000, respectively. CLR made purchases from H&H of approximately $2,828,000 during the nine months ended September 30, 2019.

During the three months ended September 30, 2020 and 2019, CLR recorded net revenues from H&H Export of approximately $211,000 and $29,000, respectively, and $535,000 and $6,416,000, respectively, for the nine months then ended.

At September 30, 2020 and December 31, 2019, CLR's accounts receivable balances for customer related revenue from H&H Export were approximately $7,871,000 and $8,707,000 of which the full amounts were past due at the corresponding periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

At September 30, 2020, the following balances were recorded from transactions with H&H:

●	Prepaid expenses and other current assets of approximately $1,017,000 related to green coffee acquisition,
●	accounts payable of $230,000 related to billings for freight and other charges by H&H,
●	accrued expenses of $544,000 primarily related to mill operation costs, and
●	accrued expenses offset of $994,000 related to overpaid cost of green coffee.

H&H Finance Agreement

In March 2020, CLR entered into a Finance, Security and ARAP Monetization Agreement (the “H&H Finance Agreement”) with H&H Export Y CIA. LTDA and H&H Export (collectively, the “H&H Export Group”). The H&H Finance Agreement was designed to provide the Company with access to a continued supply of unprocessed green coffee beans for the 2020 growing season and a solution for funding of the continued operations of the Company’s green coffee distribution business. Pursuant to the Agreement, the H&H Export Group had agreed to allow a Nicaraguan agency (the “Nicaraguan Agency”) to advance on behalf of the H&H Export Group, approximately $22,000,000 of the $30,100,000 of accounts receivable owed by H&H Export to CLR for its purchase of processed green coffee during the 2019 season. The Nicaraguan Agency also entered into a $46,500,000 credit facility with the H&H Export Group to provide funding for the H&H Export Group’s future coffee purchases of unprocessed green coffee from independent producers. Of the 2020 sales amounts to be billed by CLR for future coffee purchases of processed coffee, CLR was to be paid an additional amount, at a rate of $0.225 per pound of processed green coffee shipped to customers, to be applied to the remaining outstanding 2019 accounts receivable balance owed by H&H Export to CLR. Until such time as the entire accounts receivable balance is paid in full, H&H Export has agreed not take any profit interest. However, given the COVID crisis’ impact on the 2020 growing season and the continued delay in full payment of the 2020 receivable balances, management considered H&H Export accounts receivable impaired at September 30, 2020. Subsequent to the H&H Finance Agreement, CLR adopted the recognition of recording revenues at net for sales between CLR and H&H Export.

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

Management reviewed the security against the loan and the impact of the underlying COVID crisis and determined that the full amount of the note receivable including interest of approximately $5,677,000 and $5,340,000 was not collected at September 30, 2020 and December 31, 2019, respectively, and therefore the full amounts were recognized as an allowance for collectability at the end of each respective period.

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

For the three and nine months ended September 30, 2020, CLR made payments of approximately $706,000 and $1,506,000, respectively, towards the Matagalpa mill project. For the nine months ended September 30, 2019, CRL made payments toward the Matagalpa mill project of $2,150,000.

At September 30, 2020, CLR contributed a total of $4,556,000 towards the construction of the Matagalpa mill project, which is included in construction in process within property and equipment, net on the Company's consolidated balance sheets, and paid a total of $1,304,000 for operating equipment. At September 30, 2020, the Nicaraguan Partner contributed a total of $2,528,000 towards the Matagalpa Mill project. At the filing date of this Quarterly Report on Form 10-Q, the Matagalpa Mill was still incomplete for total operations.

In January 2019, the Company issued 295,910 shares of common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, the Company over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At September 30, 2020 and December 31, 2019, the value of the shares was approximately $73,000 and $397,000, respectively, based on the stock price at the respective periods. Management reviewed the amount due in conjunction with the impact of the underlying COVID crisis and has determined that the full receivable balances were more than likely to be uncollected at September 30, 2020 and December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at the respective periods.

Amended Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita or the Matagalpa Mill, now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met.  Profit-sharing income for the three and nine months ended September 30, 2020 was approximately $424,000 and $635,000, respectively. The profit-sharing expense for the three and nine months ended September 30, 2019 was approximately $863,000 and $1,331,000, respectively.

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

Other Related Party Transactions

Richard Renton

Richard Renton was a member of the board of directors until February 11, 2020 and owned WVNP, Inc., a supplier of certain inventory items sold by the Company.  The Company made purchases from WVNP Inc. of approximately $56,000 during the three months ended March 31, 2020. The Company made purchases from WVNP Inc. of approximately $8,000 and $120,000 for the three and nine months ended September 30, 2019, respectively. In addition, Mr. Renton is a distributor of the Company and was paid distributor commissions of $81,000 for the three months ended March 31, 2020.

Carl Grover (Estate of Carl Wilford Grover)

Mr. Grover was the sole beneficial owner of in excess of 5% of the Company’s outstanding common shares at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the balance of the borrowing from the credit agreement the Company entered into with Mr. Grover in December 2018 was approximately $4,763,000 and $4,085,000, respectively, net of debt discounts. (See Note 6)

In July 2019, Mr. Grover acquired 600,242 shares of the Company's common stock upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received approximately $2,761,000 from Mr. Grover, issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the July 2014 warrant held by him to December 15, 2020, and the exercise price of the warrant was adjusted to $4.75 with respect to 182,366 shares of common stock remaining for exercise thereunder.

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

In March 2018, the Company completed its Series B offering and in accordance with the terms of the 2017 notes, Mr. Sallwasser’s 2017 notes converted to 9,264 shares of the Company’s common stock. Mr. Sallwasser’s 2017 warrants of to purchase an aggregate 6,262 shares of common stock expired in July and August 2020.

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

At September 30, 2020 and 2019, Mr. Sallwasser owned 76,924 shares of common stock and options to purchase an aggregate of 116,655 shares of common stock, which are exercisable.

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

2400 Boswell LLC (“Boswell”) is the owner and lessor of the building occupied by the Company for its corporate office and warehouse in Chula Vista, California. The Company acquired Boswell from an immediate member of the Company’s Chief Executive Officer in 2013. (See Note 6)

JJL Equipment Holding, LLC

In connection with the acquisition of Khrysos Global, the Company held a deposit from JJL Equipment Holding, LLC (“JJL Equipment”) for an equipment purchase of approximately $230,000 and $233,000 on September 30, 2020 and December 31, 2019, respectively. Leigh Dundore is a member and part owner of JJL Equipment. The deposit is to be applied to future machinery and equipment orders from JJL Equipment and was recorded in other current liabilities in the consolidated balance sheet.

Youngevity Be the Change Foundation

Youngevity Be the Change Foundation (the “Youngevity Foundation”) was formed in 2013 as a 501 c 3 charitable organization. The Company’s Chief Executive Officer and its President and Chief Investment Officer both serve officers and directors of the Youngevity Foundation, as well as the Company’s Chief Operating Officer and the wife of the Chief Investment Officer who both serve as a director of the Youngevity Foundation. During the three months ended September 30, 2020 and 2019, the Company contributed approximately $22,000 and $24,000, respectively, and $92,000 and $82,000, respectively, for the nine months then ended. At September 30, 2020 and December 31, 2019, the liability representing future contributions to be made to the Youngevity Foundation by the Company was $444,000 and $357,000, respectively, and was included in current liabilities on the Company’s consolidated balance sheets.

Daniel Briskie and Maida Briskie

Daniel Briskie and Maida Briskie, the father and mother of the Company’s Chief Investment Officer, entered into note purchase agreements in the principal amount of $25,000 in September 2014 related to the Company’s private placement offering in 2014.  In September 2019, the Company entered into an agreement with Daniel Briskie and Maida Briskie to extend the maturity date of their 2014 PIPE Note for one year. At December 31, 2019, the balance of the loan was $25,000 which was paid off in September 2020. (See Note 7).

Douglas Briskie

Douglas Briskie, the brother of the Company’s Chief Investment Officer, entered into note purchase agreements in the principal amount of $50,000 in August 2014 related to the Company’s private placement offering in 2014. The note was paid in full in August 2019. (See Note 7).

Note 4. Revenue Recognition

The following table summarizes disaggregated revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Direct selling	$31,319	$30,256	$92,750	$95,800
Processed green coffee	254	(22)	773	1,046
Milling and processing services	211	29	535	6,416
Roasted coffee and other	2,017	2,933	7,467	9,002
Commercial coffee	2,482	2,940	8,775	16,464
Commercial hemp	201	184	1,000	525
Total revenue	$34,002	$33,380	$102,525	$112,789

Contract Balances

As of September 30, 2020 and December 31, 2019, deferred revenues were approximately $10,954,000 and $3,569,000, respectively. Deferred revenues in the direct selling segment related to customer deposits were $1,800,000 and $1,626,000 on September 30, 2020 and December 31, 2019, respectively. Deferred revenues related to the rewards program in the direct selling segment that began at the beginning of 2020 were $2,624,000 at September 30, 2020. Deferred revenues in the direct selling segment related to Heritage Makers were $1,598,000 and $1,795,000 at September 30, 2020, and December 31, 2019, respectively. Deferred revenues related to pre-enrollment in upcoming conventions were $148,000 at December 31, 2019. The Company did not have a deferred revenue balance related to pre-enrollment in upcoming conventions at September 30, 2020.

Deferred revenues in the commercial coffee segment related to customer deposits were $4,305,000 at September 30, 2020. The commercial coffee segment did not have a deferred revenue balance on December 31, 2019.

Deferred revenues in the commercial hemp segment related to customer deposits were $627,000 on September 30, 2020. The commercial hemp segment did not have a deferred revenue balance on December 31, 2019.

The following table summarizes the classification of deferred revenues balances on the balance sheets (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued expenses	$627	$-
Deferred revenue	8,527	1,943
Other current liabilities	1,800	1,626
Deferred revenue, total	$10,954	$3,569

Note 5.  Selected Consolidated Balance Sheet Information

Accounts Receivable, net

Net accounts receivable consists of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Accounts receivable	$11,253	$11,142
Allowance for doubtful accounts	(8,210)	(8,240)
Accounts receivable, net	$3,043	$2,902

On September 30, 2020 and December 31, 2019, CLR's accounts receivable balance for customer related revenue by H&H Export was approximately $8,707,000 of which the full amount was past due at the respective periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

Inventory, net

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Finished goods	$12,448	$14,890
Raw materials	13,382	11,694
Total inventory	25,830	26,584
Reserve for excess and obsolete	(3,794)	(3,878)
Inventory, net	$22,036	$22,706

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Buildings	$4,117	$4,789
Leasehold improvements	3,148	2,948
Land	2,544	3,307
Land improvements	606	606
Producing coffee trees	553	553
Manufacturing equipment	10,464	9,568
Furniture and other equipment	2,062	2,050
Computer software	1,442	1,420
Computer equipment	2,714	2,648
Vehicles	326	326
Assets held for sale (1)	1,496	-
Construction in process	9,133	6,562
Total property and equipment, gross	38,605	34,777
Accumulated depreciation	(13,416)	(11,461)
Total property and equipment, net	$25,189	$23,316

(1)	Assets held for sale at September 30, 2020 consisted of approximately $1,053,000 in land and $443,000 in buildings related to the commercial hemp segment. (See Note 13)

Depreciation expense totaled approximately $635,000 and $617,000 for the three months ended September 30, 2020 and 2019, respectively, and $1,968,000 and $1,694,000 for the respective nine month periods.

Operating and Financing Leases

The Company’s operating and financing lease assets and liabilities recognized within its consolidated balance sheets were classified as follows (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Operating lease right-of-use assets	$6,467	$8,386
Finance lease right-of-use assets (1)	882	1,052
Total leased assets	7,349	$9,438
Liabilities
Operating lease liabilities, current portion	$1,290	$1,740
Finance lease liabilities, current portion	1,703	736
Total leased liabilities, current portion	2,993	2,476
Operating lease liabilities, net of current portion	5,497	6,646
Finance lease liabilities, net of current portion	1,081	408
Total lease liabilities	$9,571	$9,530

(1)

Finance lease right-of-use assets are recorded within property and equipment, net of accumulated amortization of approximately $2,070,000 and $1,367,000 at September 30, 2020 and December 31, 2019, respectively.

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

The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Weighted-average remaining lease term (in years)
Operating leases	6.7	6.8
Finance leases	1.7	1.6
Weighted-average discount rate
Operating leases	5.41%	5.47%
Finance leases	17.63%	4.57%

Operating and finance lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease cost (1)	$495	$420	$1,591	$962
Finance lease cost:
Amortization of leased assets (2)	311	84	703	274
Interest on lease liabilities (3)	18	30	66	101
Total operating and finance lease cost	$824	$534	$2,360	$1,337

(1)	Operating lease costs are classified within selling and marketing and general and administrative expenses.
(2)	Amortization of leased assets are classified as a component of depreciation and amortization.
(3)	Interest on lease liabilities are classified within interest expense, net.

Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2020 (unaudited)			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Distributor organizations	$15,735	$11,090	$4,645	$15,735	$10,418	$5,317
Trademarks and trade names	8,430	3,070	5,360	8,430	2,539	5,891
Customer relationships	10,442	6,934	3,508	10,442	6,413	4,029
Internally developed software	720	720	-	720	657	63
Non-compete agreement	277	64	213	277	11	266
Intangible assets	$35,604	$21,878	$13,726	$35,604	$20,038	$15,566

Amortization expense related to intangible assets was approximately $600,000 and $1,249,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to intangible assets was approximately $1,840,000 and $2,505,000 for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and December 31, 2019, approximately $1,649,000 in trademarks from business combinations have been identified as having indefinite lives.

Goodwill

Goodwill by segment consists of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Direct selling	$3,678	$3,678
Commercial coffee	3,314	3,314
Commercial hemp	-	-
Total goodwill	$6,992	$6,992

Note 6.  Notes Payable and Other Debt

Credit Note

In December 2018, CLR entered into a credit agreement with Mr. Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”). In addition, Siles, as guarantor, executed a separate guaranty agreement. The Credit Note is secured by CLR’s green coffee inventory, subordinate to certain debt owed to Crestmark Bank and pari passu with certain holders of notes issued by the borrowers of the company in 2014. At both September 30, 2020 and December 31, 2019, the outstanding principal balance of the Credit Note was $5,000,000.

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

The Company recorded debt discounts of approximately $1,469,000 related to the fair value of warrants issued in the transaction and $175,000 of transaction issuance costs both of which are amortized to interest expense over the life of the Credit Note. The Company recorded amortization of approximately $245,000 and $182,000 related to the debt discount and issuance cost during the three months ended September 30, 2020 and 2019, respectively, and $678,000 and $503,000 during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the combined remaining balance of the debt discounts and issuance cost was approximately $237,000 and $915,000, respectively.

In December 2020, the Credit Note became payable and due in accordance with its terms. CLR did not make the payment due upon the maturity date of the Credit Note. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement of the Credit Note and the Credit Note remains outstanding; however no formal demand for repayment has been made.

2019 Promissory Notes

In March 2019, the Company entered into a two-year secured promissory note (the “2019 Promissory Notes”) with two accredited investors that had a substantial pre-existing relationship with the Company pursuant to which the Company raised cash proceeds in the aggregate of $2,000,000. The 2019 Promissory Notes bear interest at a rate of 8.00% per annum and interest is paid quarterly in arrears with all principal and unpaid interest due at maturity on March 18, 2021. The 2019 Promissory Notes are secured by all equity in KII. At both September 30, 2020 and December 31, 2019, the outstanding principal balance of the 2019 Promissory Notes was $2,000,000.

In conjunction with the 2019 Promissory Notes, the Company also issued 40,000 shares of the Company’s common stock and five-year warrants to purchase 40,000 shares of the Company’s common stock. (See Note 10)

The Company recorded debt discounts of approximately $212,000 related to transaction issuance costs and $139,000 related to the fair value of warrants issued in the transaction both of which are amortized to interest expense over the life of the 2019 Promissory Notes. The Company recorded amortization of approximately $47,000 and $41,000 related to the debt discount and issuance cost related to the promissory notes during the three months ended September 30, 2020 and 2019, respectively and $135,000 and $83,000 during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the combined remaining balance of the debt discount and issuance costs was approximately $93,000 and $228,000, respectively.

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

In addition, the Company issued 50,000 shares of common stock in connection with Mangless Note. (See Note 10)

The Company recognized debt discounts of approximately $65,000 resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount was amortized to interest expense over the term of the Mangless Note. The Company recorded amortization of approximately $16,000 and $34,000 related to the debt discount during the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the remaining balance of the debt discounts was approximately $31,000.

In April 2021, the Company entered into a settlement agreement with Mr. Mangless related to the payment schedule of the Mangless Note issued in March 2020. In addition, as part of the settlement agreement the Company issued Mr. Mangless 1,000,000 shares of common stock. (See Note 13)

2400 Boswell Mortgage Note

In connection with the acquisition of 2400 Boswell, LLC in 2013, the Company assumed a mortgage of $3,625,000, payable over 25 years. The Company and its Chief Executive Officer and Chairman and Chief Operating Officer are guarantors of the mortgage. Interest is paid monthly at the prime rate plus 2.50% and is adjusted by the lender on the first calendar day of month. At September 30, 2020 and December 31, 2019, the interest rate was 5.75% and 7.50%, respectively. At September 30, 2020 and December 31, 2019, the outstanding principal balance on the mortgage was approximately $3,082,000 and $3,143,000, respectively.

The Company’s corporate office’s mortgage qualified for the mortgage payment program for a period of six months under the Small Business Administration (“SBA”) lenders program which is discussed further below.

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

At September 30, 2020 and December 31, 2019, the aggregate outstanding principal balance on the mortgages was approximately $517,000 and $528,000, respectively.

In February 2019, KII purchased a 45-acre tract of land in Groveland, Florida for $750,000. The Company paid $300,000 as a down payment and assumed a mortgage of $450,000. All unpaid principal was due in February 2024 and interest was paid monthly at a rate of 6.00% per annum. At September 30, 2020 and December 31, 2019, the remaining mortgage balance was approximately $432,000 and $440,000, respectively.

In February 2021, the Company determined that KII’s original plan for use of certain properties was not viable for its future as KII had shifted its focus back to its primary core business of extraction of cannabinoids and the production of products for sale with the cannabinoids. As a result, the Khrysos Mortgage Notes were subsequently sold. (See Note 13)

M2C Purchase Agreement

In March 2007, the Company entered into an agreement to purchase certain assets of M2C Global, Inc., a Nevada corporation, for $4,500,000. The agreement required payments totaling $500,000 in three installments during 2007, followed by monthly payments in the amount of 10.00% of the sales related to the acquired assets until the entire note balance is paid. At September 30, 2020 and December 31, 2019, the carrying value of the liability was approximately $997,000 and $1,027,000, respectively.

Small Business Administration – Paycheck Protection Program Loans

In April 2020, the Company’s three segments participated in “The Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program due to losses caused by the COVID-19 pandemic. In July 2020, the Company received an additional $150,000 from SBA lenders related to its commercial coffee segment. The Company received cash in the aggregate of approximately $3,763,000 from qualified Small Business Administration (“SBA”) lenders. Under the SBA loans, the Company received $2,508,000 related to its direct selling segment, $783,000 related to its commercial coffee segment and $623,000 related to its commercial hemp segment.

Under the SBA loans, the Company’s direct selling segment qualified for mortgage assistance, whereby the Company’s corporate office’s mortgage had been paid directly from the SBA lenders. The Company qualified for the mortgage payment program for a period of six months. During the three and nine months ended September 30, 2020, the SBA paid approximately $70,000 and $142,000 in principal and interest directly to the Company’s mortgage holder.

In November 2020, the SBA lenders forgave approximately $613,000 in loan proceeds received in April 2020 from the commercial hemp segment. (See Note 13)

In April 2021, the Company’s commercial coffee segment received a second PPP loan in the amount of approximately $633,000. (See Note 13)

In June 2021, the SBA lenders forgave approximately $3,141,000 which represented loan proceeds the Company received in 2020. (See Note 13)

Other Notes

The Company’s other notes relate to loans for commercial vans at CLR in the amount of $56,000 and $71,000 at September 30, 2020 and December 31, 2019, respectively, which expire at various dates through 2023.

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

In January 2022, the Company entered into the second amendment to the Crestmark loan and security agreement which reduced the maximum overall borrowing limit on the line of credit to $3,000,000. In February 2022, the Company received a notice of default related to the loan and security agreement from Crestmark. In April 2022, The Company entered into a forbearance agreement with Crestmark. (See Note 13)

The outstanding principal balance of the line of credit bears interest based upon a 360-day year with interest charged for each day the principal amount is outstanding including the date of actual payment. The interest rate is a rate equal to the prime rate plus 2.50% with a floor of 6.75%. At September 30, 2020 and December 31, 2019, the interest rate was 6.75% and 7.25%, respectively. In addition, other fees are incurred for the maintenance of the loan in accordance with the agreement. Other fees may be incurred in the event the minimum loan balance of $2,000,000 is not maintained. The agreement was effective beginning in November 2017 and will continue to be effective until June 30, 2022, the termination date agreed upon in the forbearance agreement entered in April 2022.

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

The Company’s outstanding line of credit liability related to the Crestmark Loan was approximately $1,955,000 and $2,011,000 at September 30, 2020 and December 31, 2019, respectively.

Note 7. Convertible Notes Payable

Total convertible notes payable, net of debt discount outstanding consisted of the amount set forth in the following table (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
6.00% Convertible Notes (2019 PIPE Notes), principal	$3,090	$3,090
Debt discounts	(163)	(415)
Carrying value of 2019 PIPE Notes	2,927	2,675

8.00% Convertible Notes (2014 PIPE Notes), principal	–	25
Debt discounts	–	–
Carrying value of 2014 PIPE Notes	–	25
Total carrying value of convertible notes payable	$2,927	$2,700

Unamortized debt discounts and issuance costs are included with convertible notes payable, net of debt discount on the consolidated balance sheets.

2019 PIPE Notes

Between February and July 2019, the Company closed five tranches related to the 2019 private placement debt offering, pursuant to which the Company offered for sale up to $10,000,000 in principal amount of notes (the “2019 PIPE Notes”), with each investor receiving 2,000 shares of common stock for each $100,000 invested. (See Note 10)

The Company entered into subscription agreements with thirty-one accredited investors, that had a substantial pre-existing relationship with the Company, pursuant to which the Company issued the 2019 PIPE Notes in the aggregate principal amount of $3,090,000. Each 2019 PIPE Note matures 24 months after issuance, bears interest at a rate of 6.00% per annum which is paid quarterly, and the outstanding principal is convertible into shares of common stock at any time after the 180th day anniversary of the issuance of the 2019 PIPE Notes, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reclassification of the common stock. The 2019 PIPE Notes are secured by all equity in KII. At September 30, 2020 and December 31, 2019, the 2019 PIPE Notes remained outstanding.

Upon issuance of the 2019 PIPE Notes, the Company recognized debt discounts of approximately $671,000, resulting from the allocated portion of offering proceeds to the separable common stock issuance. The debt discount will be amortized to interest expense over the term of the 2019 PIPE Notes.

During the nine months ended September 30, 2020 and 2019, the Company recorded approximately $252,000 and $172,000, respectively, of amortization related to the debt discounts. At September 30, 2020 and December 31, 2019, the remaining balance of the debt discount was approximately $163,000 and $415,000, respectively.

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

In September 2019, the Company extended the maturity date of one holder of a 2014 PIPE Note for one year with a balance of $25,000, with interest being paid under the original terms of 8.00% per annum and interest paid quarterly in arrears. At September 30, 2020, all 2014 PIPE Notes have been settled.

In 2014, the Company initially recorded debt discounts of $4,750,000 related to the beneficial conversion feature and related detachable warrants. The beneficial conversion feature discount and the detachable warrants discount are amortized to interest expense over the life of the 2014 PIPE Notes. The unamortized debt discounts recognized with the debt exchange was approximately $679,000. The Company recorded approximately $94,000 of amortization of the debt discounts during the nine months ended September 30, 2019. At December 31, 2019, the debt discounts relating to the 2014 PIPE Notes were fully amortized.

In 2014, the Company paid approximately $490,000 in expenses including placement agent fees relating to issuance costs with the 2014 private placement. The unamortized issuance costs recognized with the debt exchange was approximately $63,000. The issuance costs were amortized to interest expense over the term of the 2014 PIPE Notes. The Company recorded approximately $10,000 of amortization of the issuance costs during the nine months ended September 30, 2019. At December 31, 2019, all issuance costs relating to the 2014 private placement and debt exchange were fully amortized.

Note 8. Derivative Liability

Warrants

At, December 31, 2019, the estimated fair value of the outstanding warrant derivative liabilities was $1,542,000. There were no warrant derivative liabilities outstanding at September 30, 2020.

Increases or decreases in the fair value of the derivative liability are included as a component of total other expense in the accompanying consolidated statements of operations for the respective period. The changes to the derivative liability for warrants resulted in a decrease of $101,000 and $2,457,000 for the three months ended September 30, 2020 and 2019, respectively. The changes to the derivative liability for warrants resulted in a decrease of $1,542,000 and $4,344,000 for the nine months ended September 30, 2020 and 2019, respectively.

The estimated fair value of the warrants was computed using the Monte Carlo option pricing model with the following assumptions:

	December 31, 2019
Stock price volatility	64.10%
Risk-free interest rates	1.59%	–	1.60%
Annual dividend yield	–
Expected life (in years)	0.6	–	1.0

In addition, management assessed the probabilities of future financing assumptions in the valuation models.

Note 9.   Fair Value of Financial Instruments

The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities (in thousands):

	Fair Value at September 30, 2020 (unaudited)
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,341	$-	$-	$1,341
Contingent acquisition debt, less current portion	5,455	-	-	5,455
Warrant derivative liability	-	-	-	-
Total derivative liabilities	$6,796	$-	$-	$6,796

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent acquisition debt, current portion	$1,263	$-	$-	$1,263
Contingent acquisition debt, less current portion	7,348	-	-	7,348
Warrant derivative liability	1,542	-	-	1,542
Total derivative liabilities	$10,153	$-	$-	$10,153

The following table reflects the activity for the Company’s warrant derivative liability associated with the Company’s private placements measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2019	$1,542
Adjustments to estimated fair value	(1,542)
Balance at September 30, 2020 (unaudited)	$-

The following table reflects the activity for the Company’s contingent acquisition liabilities measured at fair value using Level 3 inputs (in thousands):

Balance at December 31, 2019	$8,611
Liabilities settled	(175)
Adjustments to liabilities included in earnings	(1,640)
Balance at September 30, 2020 (unaudited)	$6,796

The weighted-average discount rate used to determine the fair value of contingent acquisition debt was 18.50% and 18.42% at September 30, 2020 and December 31, 2019, respectively.

Note 10.  Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of two classes of stock to be designated “common stock” and “preferred stock”.

At September 30, 2020, the total number of shares of stock which the Company has authority to issue was 50,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share, of which (i) 161,135 shares was designated as Series A preferred stock (ii) 1,052,631 was designated as Series B preferred stock, (iii) 700,000 was designated as Series C preferred stock and (iv) 650,000 was designated as Series D preferred stock.

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

Shelf Registration

In May 2018, the SEC declared the Company’s shelf registration statement on Form S-3 effective to register shares of the Company’s common stock for sale of up to $75,000,000 giving the Company the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. The Company’s ability to sell securities registered on our registration statement on Form S-3 (the “Shelf”) will be limited until such time that the market value of our voting securities held by non-affiliates is $75 million or more. The Company raised gross proceeds under the Shelf in the aggregate of approximately $12,371,000 from the issuance of the Company’s preferred stock series D offering and the ATM noted below through September 30, 2020.

Common Stock

At September 30, 2020 and December 31, 2019 there were 32,236,994 and 30,274,601 shares of common stock outstanding, respectively. The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings).

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

2018 Private Placement

Between August 2018 and October 2018, the Company completed its 2018 private placement and entered into securities purchase agreements with nine investors with whom the Company had a substantial pre-existing relationship pursuant to which the Company sold an aggregate of 630,526 shares of common stock at an offering price of $4.75 per share. In addition, the Company issued the investors an aggregate of 150,000 additional shares of common stock as an advisory fee and issued the investors three-year warrants to purchase an aggregate of 630,526 shares of common stock at an exercise price of $4.75 per share. The fair value of the warrants as issuance date was approximately $1,689,000. During the year ended December 31, 2019, investors exercised a portion of the 2018 warrants into 182,106 shares of common stock. The 2018 warrants to purchase 448,420 shares of common stock remained outstanding at September 30, 2020 and December 31, 2019.

The Company adopted ASU No. 2017-11 effective January 1, 2019 and determined that the 2018 warrants should no longer be classified as a derivative. As a result of the adoption and subsequent change in classification of the 2018 warrants, the Company reclassed approximately $1,494,000 of warrant derivative liability to equity.

2014 Convertible Note – Debt Exchange

In October 2018, the Company entered into an agreement with Carl Grover to exchange all amounts owed under the 2014 Note held by him in the principal amount of $4,000,000 which matured in July 2019, for 747,664 shares of the Company’s common stock at a conversion price of $5.35 per share, and a four-year warrant to purchase 631,579 shares of common stock at an exercise price of $4.75 per share. The agreement was subject to shareholder approval which was received in December 2018. The warrant to purchase 631,579 shares of common stock remained outstanding at September 30, 2020 and December 31, 2019.

A FINRA broker dealer acted as the Company’s advisor in connection with the debt exchange. Upon the closing of the debt exchange, the Company subsequently received shareholder approval to issue the broker dealer 30,000 shares of common stock, a four-year warrant to purchase 80,000 shares of common stock at an exercise price of $5.35 per share and a four-year warrant to purchase 70,000 shares of common stock at an exercise price of $4.75 per share. The warrants to purchase an aggregate 150,000 shares remained outstanding at September 30, 2020 and December 31, 2019.

Preferred Stock

Series A Preferred Stock

The Company had 161,135 shares of Series A preferred stock outstanding at both September 30, 2020 and December 31, 2019 and accrued dividends of approximately $160,000 and $150,000, respectively.

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

In connection with the Series B offering, the Company issued the placement agent 38,117 warrants as compensation, exercisable at $5.70 per share and expire in February 2023. The Company determined that the warrants should be classified as equity instruments and used Black-Scholes to estimate the fair value of the warrants issued to the placement agent of $75,000 at the issuance date. At September 30, 2020 and December 31, 2019, 6,098 warrants issued to the placement agent remained outstanding.

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

At December 31, 2019, accrued dividends for Series B preferred stock were approximately $15,000. During the nine months ended September 30, 2020 and 2019 a total of approximately $32,000 and $46,000, respectively, of dividends was paid to the holders of the Series B preferred stock. All dividends related to the Series B preferred stock were paid in full as of March 31, 2020. The Series B preferred stock ranked senior to the Company’s outstanding Series A preferred stock and the common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Holders of the Series B preferred stock had no voting rights.

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

At September 30, 2020, a total of 650,000 shares of the preferred stock was designated as Series D preferred stock. At September 30, 2020, the Company has available for issuance an additional 59,727 shares of Series D preferred stock.

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

At September 30, 2020 and December 31, 2019, accrued dividends were approximately $120,000 and $118,000, respectively. During the nine months ended September 30, 2020, the Company paid $1,076,000 in cash dividends to holders of Series D preferred stock.

Table of
Contents

At September 30, 2020 and December 31, 2019, the Company had 590,273 and 578,898 shares, respectively, of Series D preferred stock outstanding.

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

The Series D preferred stock is not redeemable by the Company prior to September 23, 2022, except upon a change of control (as defined in the certificate of designations). On and after such date, the Company may, at its option, redeem the Series D preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including the redemption date. Upon the occurrence of a change of control, the Company may, at its option, redeem the Series D preferred stock, in whole or in part, within 120 days after the first date on which such change of control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date. Holders of the Series D preferred stock generally have no voting rights.

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

During both the nine months ended September 30, 2020 and 2019, the Company recorded expense of approximately $386,000 in connection with amortization of the stock issuance expense. During the nine months ended September 30, 2019, the Company recorded expense of $100,000 in connection with the base fee. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of approximately 280,000 and $2,197,000, respectively, in connection with amortization of equity issuance expense related to fair value of the vested portion of the warrant.

Corinthian Partners, LLC

In August 2019, the Company issued 600 shares of restricted common stock to Corinthian Partners, LLC, the initial placement agent for the issuance of the 2018 warrants which represented 10% of the shares issued to certain investors. The fair value of the shares issued of approximately $3,000 was fully expensed in 2019.

Greentree Financial Group, Inc.

In March 2018, the Company entered into an agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree agreed to provide investor relations services for a period of 21 months in exchange for 75,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $311,000. During the nine months ended September 30, 2019, the Company recorded expense of approximately $134,000 in connection with amortization of the stock issuance. The agreement with Greentree ended in December 2019.

I-Bankers Securities Incorporated

In April 2019, the Company entered into an agreement with I-Bankers Securities Incorporated (“I-Bankers”), pursuant to which I-Bankers agreed to provide financial advisory services for a period of twelve months ending in March 2020 in exchange for 100,000 shares of restricted common stock which were issued in advance of the service period.  The fair value of the shares issued was approximately $571,000. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of approximately $143,000 and $286,000, respectively, in connection with amortization of the stock issuance expense.

In addition, the Company agreed to pay in cash a base fee for debt arrangements and equity offerings in conjunction with any transactions I-Bankers closes with the Company in accordance with the agreement. The Company did not engage in any financing activity with I-Bankers through September 30, 2020.

Ignition Capital, LLC

In April 2018, the Company entered into an agreement with Ignition Capital, LLC (“Ignition”), pursuant to which Ignition agreed to provide investor relations services for a period of 21 months in exchange for 50,000 shares of restricted common stock which were issued in advance of the service period. The fair value of the shares issued was approximately $208,000. During the nine months ended September 30, 2019, the Company recorded expense of approximately $89,000 in connection with amortization of the stock issuance.

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

Ivan Gandrud Chevrolet, Inc.

In March 2020, the Company entered into an agreement with Ivan Gandrud Chevrolet, Inc. (“IGC”), pursuant to which IGC agreed to provide consulting services for the Company’s commercial hemp segment in exchange for 125,000 shares of restricted common stock which were issued as fully earned. The fair value of the shares issued was approximately $158,000. In addition, the Company issued a 5-year warrant exercisable for 250,000 shares of the Company’s common stock at an exercise price of $4.75. The warrant was deemed fully earned. The fair value of the warrant issued was approximately $167,000. During the nine months ended September 30, 2020, the Company recorded issuance costs of approximately $325,000 in connection this agreement.

IGC is 100% owned by Daniel Mangless, who was the beneficial owner of in excess of 5% of the Company’s outstanding common stock at September 30, 2020.

The Benchmark Company, LLC

In August 2019, the board of directors approved the issuance of 20,000 shares of restricted common stock to Benchmark for investment banking services provided to the Company. The fair value of shares issued was approximately $91,000 and was fully expensed in 2019.

Warrants

At September 30, 2020 and December 31, 2019, warrants to purchase 5,266,187 and 6,238,182, respectively, of shares of the Company's common stock at prices ranging from $4.60 to $10.00 were outstanding. At September 30, 2020, 5,208,374 warrants were exercisable and expire at various dates through March 2025 and have a weighted average remaining term of approximately 1.5 years and are included in the table below.

At December 31, 2019, the intrinsic value of the outstanding warrants based on the Company’s closing stock prices was approximately $95,000. There was no intrinsic value of outstanding warrants based on the Company’s closing stock prices at September 30, 2020.

The Company uses a combination of option-pricing models to estimate the fair value of the warrants including the Monte Carlo, Lattice and Black-Scholes.

Table o
f Contents

A summary of the warrant activity is presented in the following table:

Number of Warrants
Outstanding at December 31, 2019	6,238,182
Issued	250,000
Expired / cancelled	(1,221,995)
Exercised	-
Outstanding at September 30, 2020 (unaudited)	5,266,187

Warrant Modification – loss on modification of warrants

In July 2019, Carl Grover, who is also a related party to the Company acquired 600,242 shares of common stock, upon the partial exercise at $4.60 per share of a 2014 warrant to purchase 782,608 shares of common stock held by him. In connection with such exercise, the Company received approximately $2,761,000 from Mr. Grover and issued to Mr. Grover 50,000 shares of restricted common stock as an inducement fee and agreed to extend the expiration date of the remaining unexercised 2014 warrant held by him to December 15, 2020 with respect to 182,366 shares of common stock. The 2014 warrant was classified as a liability.

In July 2019 one investor (the “July 2014 Investor”) from the Company’s 2014 private placement acquired 19,565 shares of the Company’s common stock upon exercise of their 2014 warrant. The July 2014 Investor used the proceeds from their 2014 note in the amount of $100,000 which was payable on July 31, 2019 by the Company and applied this amount to the exercise of the warrant. In connection with the exercise, the Company paid to the July 2014 Investor the remaining balance due on the 2014 note with interest of approximately $11,000 and issued an additional 2,500 shares of restricted common stock as an inducement to exercise the 2014 warrant. The 2014 warrant was classified as a liability.

In August 2019, one investor (the “August 2014 Investor”) from the Company’s 2014 private placement acquired 48,913 shares of the Company’s common stock upon exercise of their 2014 warrant. In connection with the exercise, the Company received approximately $228,000 and issued an additional 5,750 shares of restricted common stock as an inducement to exercise the 2014 warrant. The 2014 warrant was classified as a liability.

The Company also agreed to amend a warrant issued to Brian Frank (the “Placement Agent”) in September 2014, to purchase 44,107 shares of common stock at $7.00 per share and expiring on September 10, 2019, and a warrant issued to the Placement Agent in September 2014, to purchase 60,407 shares of common stock at $4.60 per share of common stock and expiring on September 10, 2019 (collectively, the “Placement Agent Warrants”), to extend the expiration date of the Placement Agent Warrants to December 15, 2020 for his assistance in connection with the above transaction with Mr. Grover. The Placement Agent Warrants were classified as equity.

In August 2019, one investor from the Company’s Series C offering acquired 63,156 shares of common stock of the Company, upon the exercise at $4.75 per share of a preferred warrant to purchase 63,156 shares of common stock held by them. In connection with such exercise, the Company received approximately $300,000 from the investor and issued to the investor 6,000 shares of restricted common stock as an inducement fee. The preferred warrant was classified as equity.

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

The liability classified warrants were measured before and after the modification with changes in the fair value recorded to earnings. The fair value of the inducement shares was recorded as a loss on modification of warrants and a credit to additional paid in capital and common stock.

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

The fair value of the Placement Agent Warrants was estimated on July 29, 2019 (date of warrant maturity date modification) using a Black-Scholes option pricing model both before and after modification. The increase in fair value was recognized as a debit to loss on modification of warrants expense and a credit to additional paid-in capital. The fair value of the inducement shares issued with the preferred warrant was calculated as the number of shares issued times the per share price of the Company’s common stock on the exercise date of August 20, 2019. This amount was recorded as a loss on modification of warrants expense and a credit to additional paid-in capital and common stock.

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

Stock-based Compensation

Stock-based compensation expense related to stock options and restricted stock units included in the consolidated statements of operations was charged as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2020	2019	2020	2019
Cost of revenues	$5	$6	$16	$89
Sales and marketing	31	33	92	563
General and administrative	216	622	669	11,766
Total stock-based compensation	$252	$661	$777	$12,418

Stock Options

A summary of the Plan stock option activity for the nine months ended September 30, 2020 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	4,637,642	$5.63	7.8	$-
Granted	-	-
Canceled / expired	(70,274)	4,88
Exercised	-	-		-
Outstanding September 30, 2020 (unaudited)	4,567,368	$5.64	7.1	$-
Exercisable September 30, 2020 (unaudited)	4,219,877	$5.71	7.1	$-

The weighted-average fair value per share of the granted stock options for the nine months ended September 30, 2019 was approximately $4.18. There were no options granted during the nine months ended September 30, 2020.

At September 30, 2020, there was approximately $746,000 of total unrecognized compensation expense related to unvested stock options granted under the 2012 Plan. The expense is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

In August 2019, the Company issued 50,000 restricted stock units to a consultant. Vesting occurs monthly over a three-year period with the first vesting period commencing one month from the grant date. The fair value of the restricted stock units issued to the consultant was based on the grant date closing stock price of $4.55 and is recognized as stock-based compensation expense over the vesting term of the award. During 2019, a total of 5,556 restricted stock units vested. During the nine months ended September 30, 2020, a total of 12,501 restricted stock units vested which were forfeited by the consultant on December 31, 2020. All unvested restricted stock units issued to the consultant were forfeited on December 31, 2020.

In August 2017, the Company issued restricted stock units for an aggregate of 500,000 shares of common stock, to its employees and consultants. These shares of common stock will be issued upon vesting of the restricted stock units. Full vesting occurs on the sixth-year anniversary of the grant date, with 10% vesting on the third-year, 15% on the fourth-year, 50% on the fifth-year and 25% on the sixth-year anniversary of the vesting commencement date. The fair value of each restricted stock unit issued to employees was based on the closing price on the grant date of $4.53 and restricted stock units issued to consultants were revalued with the closing stock price at each change in financial period. During the nine months ended September 30, 2020, there were 39,750 restricted stock units that vested from the August 2017 issuance, of which 9,632 shares of common stock were withheld for tax obligations.

The Company adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for non-employee grants was based on the closing price of our common stock of $5.72 on December 31, 2018, which was the last business day before we adopted ASU 2018-07.

A summary of restricted stock unit activity is presented in the following table:

Number of Shares
Balance at December 31, 2019	451,944
Issued	-
Canceled	(10,000)
Vested	(52,251)
Balance at September 30, 2020 (unaudited)	389,693

At September 30, 2020, total unrecognized stock-based compensation expense related to restricted stock units to employees and consultants was approximately $1,028,000, which will be recognized over a weighted average period of 2.9 years.

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

Litigation

The Company is party to litigation at the present time and may become party to litigation in the future. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. However, it is not possible to predict the final resolution of any litigation to which the Company is, or may be party to, and the impact of certain of these matters on the Company’s business, results of operations, and financial condition could be material. At both September 30, 2020 and December 31, 2019, the Company believed that existing litigation had no merit and was not likely that the Company would incur any losses with respect to litigation.

Vendor Concentration

For the three months ended September 30, 2020, the Company’s direct selling segment made purchases from two vendors, Global Health Laboratories and Michael Schaffer, LLC., that individually comprised more than 10% of total segment purchases and in aggregate approximated 48% of total segment purchases. For the nine months ended September 30, 2020, the Company’s direct selling segment made purchases from two vendors, Global Health Laboratories and Michael Schaffer, LLC., that individually comprised more than 10% of total purchases and in aggregate approximated 46% of total segment purchases.

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

For the three months ended September 30, 2020, the Company’s commercial coffee segment made purchases from two vendors, H&H and StoneX Commodity Solutions, LLC, that individually comprised more than 10% of total purchases and in aggregate approximated 62% of total segment purchases. For the nine months ended September 30, 2020, the Company’s commercial coffee segment made purchases from two vendors, H&H and StoneX Commodity Solutions, LLC, that individually comprised more than 10% of total purchases and in aggregate approximated 55% of total segment purchases.

For the three months ended September 30, 2019, the Company’s commercial coffee segment made purchases from three vendors, INTL FC Stone, Inc., Sixto Packaging, Inc. and The Serengeti Trading Co., that individually comprised more than 10% of total purchases and in aggregate approximated 65% of total purchases made by the commercial coffee segment. For the nine months ended September 30, 2019, the Company’s commercial coffee segment made purchases from three vendors, H&H and INTL FC Stone, Inc. and Sixto Packaging, Inc., that individually comprised more than 10% of total purchases and in aggregate approximated 70% of total purchases made by the commercial coffee segment.

For the three months ended September 30, 2020, the Company’s commercial hemp segment made purchases from two vendors, Fluid Flow Products, Inc. and Livingston & Haven, LLC, that individually comprised more than 10% of total segment purchases and in aggregate approximated 53% of total segment purchases. For the nine months ended September 30, 2020, the Company’s commercial hemp segment made purchases from two vendors, BioProcessing Corporation and Xtraction Services, Inc., that individually comprised more than 10% of total segment purchases and in aggregate approximated 45% of total segment purchases.

For the three months ended September 30, 2019, the Company’s commercial hemp segment made purchases from two vendors, Bio Processing Corp., and AMAZON Hose & Rubber Company, that individually comprised more than 10% of total purchases and in aggregate approximated 50% of total purchases made by the commercial hemp segment. For the nine months ended September 30, 2019, the Company’s commercial hemp segment made purchases from one vendor, Bio Processing Corp., that in aggregate approximated 35% of total purchases made by the commercial hemp segment.

Customer Concentration

For the three months ended September 30, 2020, the Company’s commercial coffee segment had three customers, Super Store Industries, Rothfos Corporation, and Topco Associates, LLC, that individually comprised more than 10% of segment revenue and in aggregate approximated 55% of total segment revenue. For the nine months ended September 30, 2020, the Company’s commercial coffee segment had two customers, Super Store Industries and Topco Associates, LLC, that individually comprised more than 10% of segment revenue and in aggregate approximated 39% of total segment revenue.

For the three months ended September 30, 2019, the Company’s commercial coffee segment had four customers, Topco Associates, LLC, Carnival Cruise Lines, Walmart Corporation and Super Store Industries, that individually comprised more than 10% of revenue and in aggregate approximated 61% of total revenue generated by the commercial coffee segment. For the nine months ended September 30, 2019, the Company’s commercial coffee segment had one customer, H&H Export, that approximated 39% of total revenue generated by the commercial coffee segment.

Table
of Contents

At September 30, 2020 and December 31, 2019, CLR's accounts receivable balance for customer related revenue by H&H Export was approximately $8,707,000 of which the full amount was past due at the corresponding periods. As a result, the Company reserved $7,871,000 as bad debt related to the accounts receivable balances for both periods, which was net of collections through December 31, 2020.

The Company has purchase obligations related to minimum future purchase commitments for green coffee to be used in the Company’s commercial coffee segment. Each individual contract requires the Company to purchase and take delivery of certain quantities at agreed upon prices and delivery dates. The contracts have minimum future purchase commitments of approximately $1,507,000 at September 30, 2020. The contracts contain provisions whereby any delays in taking delivery of the purchased product will result in additional charges related to the extended warehousing of the coffee product. The Company has not incurred fees however fees can average approximately $0.01 per pound for every month of delay.

For the three months ended September 30, 2020, the Company’s commercial hemp segment had two customers, The Fishel Company and Fluent Servicing, LLC that approximated 31% of total segment revenue. For the nine months ended September 30, 2020, the Company’s commercial hemp segment had one customer, BioProcessing Corporation, that approximated 22% of total segment revenue.

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

The following tables present selected financial information for each segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Direct selling	$31,319	$30,256	$92,750	$95,800
Commercial coffee	2,482	2,940	8,775	16,464
Commercial hemp	201	184	1,000	525
Total revenues	$34,002	$33,380	$102,525	$112,789
Gross profit (loss)
Direct selling	$20,429	$19,749	$61,425	$64,744
Commercial coffee	(407)	(163)	(1,187)	7,393
Commercial hemp	(268)	152	(651)	130
Total gross profit	$19,754	$19,738	$59,587	$72,267
Operating income (loss)
Direct selling	$(1,180)	$(3,997)	$(4,259)	$(17,090)
Commercial coffee	(1,249)	(2,336)	(4,652)	390
Commercial hemp	(2,233)	(2,146)	(6,280)	(3,574)
Total operating income (loss)	$(4,662)	$(8,479)	$(15,191)	$(20,274)
Net income (loss)
Direct selling	$(1,271)	$(4,332)	$(4,556)	$(18,959)
Commercial coffee	(1,555)	(1,397)	(4,526)	2,142
Commercial hemp	(2,246)	(2,145)	(6,321)	(3,606)
Total net loss	$(5,072)	$(7,874)	$(15,403)	$(20,423)
Capital expenditures
Direct selling	$15	$594	$266	$674
Commercial coffee	1,516	181	2,977	3,596
Commercial hemp	30	1,127	699	2,609
Total capital expenditures	$1,561	$1,902	$3,942	$6,879
Capital expenditures acquired through acquisitions
Direct selling	$-	$-	$-	$-
Commercial coffee	-	-	-	-
Commercial hemp	$-	$-	$-	$1,133
Total capital expenditures acquired through acquisitions	-	-	-	1,133

	September 30, 2020	December 31, 2019
	(unaudited)
Total assets
Direct selling	$38,349	$43,221
Commercial coffee	36,302	34,348
Commercial hemp	10,907	12,122
Total assets	$85,558	$89,691

Total net property and equipment assets located outside the U.S. were approximately $7,477,000 and $7,787,000 at September 30, 2020 and December 31, 2019, respectively.

The Company conducts its operations primarily in the U.S. For the three months ended September 30, 2020 and 2019 approximately 16% of the Company’s revenue in both periods were derived from sales outside the U.S. For the nine months ended September 30, 2020 and 2019, approximately 16% and 15%, respectively, of the Company’s sales were derived from sales outside the U.S.

The following table displays revenues attributable to the geographic location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
United States	$28,522	$28,004	$85,814	$96,421
International	5,480	5,376	16,711	16,368
Total revenues	$34,002	$33,380	$102,525	$112,789

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

In April 2022, the Company entered into a forbearance agreement with Crestmark. The forbearance agreement provides that Crestmark agreed to forbear from collection action under the loan documents until the termination date of June 30, 2022, provided the Company is in compliance with the terms of the forbearance agreement. At the filing date of this Quarterly Report on Form 10-Q, the Company is not currently in compliance with the term of the forbearance agreement. On June 17, 2022, the balance of the line of credit was $1,718,000.

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

Small Business Administration – Paycheck Protection Program Loan

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

2019 Promissory Notes Amendments

In February 2021, the Company entered into note amendments (the “2019 Promissory Notes Amendments”) with the holders of an aggregate of $2,000,000 in principal amount of the 2019 Promissory Notes, issued by the Company in March 2019. The 2019 Promissory Notes Amendments extend the maturity date of the 2019 Promissory Notes held by the investors to May 2022 and increase the interest rate to 16%. In connection with the foregoing, as an inducement to enter into the 2019 Promissory Notes Amendments, the Company issued to certain holders of the 2019 Promissory Notes an aggregate of 400,000 shares of its restricted common stock. In addition, the Company issued one of the note holders a two-year warrant to purchase 150,000 shares of the Company’s common stock at a price per share of $1.00. At the filing date of this Quarterly Report on Form 10-Q, the Company was in default of the terms of settlement set forth in the 2019 Promissory Notes Amendments.

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

In December 2020, the Company and CLR entered into lending agreements with two separate entities and received loans in the total amount of approximately $2,075,000, net of loan fees to be paid back over various periods under one year. Payments are made weekly and are comprised of principal and accrued interest with a stated interest rate between 20% and 25%. The Company’s Chief Executive Officer and Chief Investment Officer are both co-guarantors of the lending agreements.

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

Dividends

During the last three months of 2020, the Company declared a regular monthly dividend of $0.203125 per share of its 9.75% Series D Cumulative Redeemable Perpetual Preferred Stock (OTCM:YGYIP) for each calendar month end to holders of record as of the last day of the calendar month for the last three months of 2020. The dividend is payable on approximately the fifteenth day of the following calendar month from date of record. The Company paid cash dividends in the three months of 2020 of approximately $360,000.

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

For the three months ended September 30, 2020, we derived approximately 92.1% of our revenue from direct sales, 7.3% of our revenue from our commercial coffee sales and 0.6% of our revenue from our commercial hemp business. During the three months ended September 30, 2019, we derived 90.6% of our revenue from our direct selling segment, 8.8% of our revenue from our commercial coffee segment and 0.6% from the commercial hemp segment.

For the nine months ended September 30, 2020, we derived approximately 90.5% of our revenue from direct sales, 8.5% of our revenue from our commercial coffee sales and 1.0% of our revenue from our commercial hemp business. During the nine months ended September 30, 2019, we derived approximately 84.9% of our revenue from our direct selling segment, 14.6% of our revenue from its commercial coffee segment and 0.5% from the commercial hemp segment.

We conduct our operations primarily in the U.S. For the three months ended September 30, 2020 and 2019 approximately 16% of our revenue in both periods were derived from sales outside the U.S. For the nine months ended September 30, 2020 and 2019 approximately 16% and 15%, respectively, of our revenues were derived from sales outside the U.S.

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

In March 2020, we closed one tranche of our March 2020 private placement debt offering, pursuant to which we received net proceeds of $1,000,000 and we issued a senior secured promissory note in the principal amount of $1,000,000 which matured in December 2020 and 50,000 shares of our common stock in connection with this senior secured promissory note. The note and stock was issued in our private placement pursuant to which we offered up to an aggregate of $5,000,000 in principal amount together with up to 250,000 shares of common stock with each investor receiving 50,000 shares of common stock for each $1,000,000 invested. The senior secured promissory notes interest rate was 18.00% per annum.

In April 2021, we entered into a settlement agreement with Mr. Mangless related to the payment schedule of the senior secured promissory note issued in March 2020. (See Note 13 to the condensed consolidated financial statements.)

Small Business Administration – Paycheck Protection Program Loan. Our three segments participated in “The Coronavirus Aid, Relief, and Economic Security Act, and the Paycheck Protection Program (the “PPP”) due to losses caused by the COVID-19 pandemic. In April 2020, we received cash in the aggregate of approximately $3,763,000 from qualified Small Business Administrators (“SBA”) lenders. In July 2020, we received an additional $150,000 from SBA lenders. Under the SBA loans, we received $2,508,000 related to our direct selling segment, $783,000 related to our commercial coffee segment and $623,000 related to our commercial hemp segment of which $613,000 was forgiven in November 2020 and the remaining $10,000 was unforgiven.

Under the SBA loans, our direct selling segment qualified for mortgage assistance, whereby our corporate office’s mortgage had been paid directly from the SBA lenders. We qualified for the mortgage payment program for a period of six months. During the three and nine months ended September 30, 2020, the SBA paid approximately $70,000 and $142,000 in principal and interest directly to our mortgage holder.

In November 2020, the SBA lenders forgave approximately $613,000 of the loan proceeds received related to its commercial hemp segment of which the remaining $10,000 was unforgiven. Under the SBA loans, the Company’s direct selling segment qualified for mortgage assistance, whereby our corporate office’s mortgage was paid directly from the SBA lenders. In April 2021, our commercial coffee segment received a third loan in the amount of approximately $633,000 from SBA lenders. In June 2021, the SBA lenders forgave approximately $3,141,000 which represented loan proceeds we received in 2020. (See Note 13 to the condensed consolidated financial statements.)

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

For the three and nine months ended September 30, 2020, CLR made payments of approximately $706,000 and $1,506,000, respectively, towards the Matagalpa mill project. For the nine months ended September 30, 2019, CRL made payments toward the Matagalpa mill project of $2,150,000. At September 30, 2020, CLR contributed a total of $4,556,000 towards the construction of the Matagalpa mill project, and paid a total of $1,304,000 for operating equipment. At September 30, 2020, the Nicaraguan Partner contributed a total of $2,528,000 towards the Matagalpa Mill project. At the filing date of this Quarterly Report on Form 10-Q, the Matagalpa Mill was still incomplete for total operations.

In January 2019, we issued 295,910 shares of our common stock to H&H Export to pay for certain working capital, construction and other payables. In connection with the issuance, we over issued 121,649 shares of common stock, resulting in the net issuance of common stock to settle payables of 174,261 shares. H&H Export agreed to reimburse CLR for the over issuance of the 121,649 shares of common stock in cash. At September 30, 2020 and December 31, 2019, the value of the shares was approximately $73,000 and $397,000, respectively, based on the stock price at the respective periods. Management reviewed the amount due in conjunction with the impact of the underlying COVID crisis and has determined that the full receivable balances were more than likely to be uncollected at September 30, 2020 and December 31, 2019, and therefore the full amount was recognized as an allowance for collectability at the respective periods.

Amendment to Operating and Profit-Sharing Agreement between CLR and H&H

In January 2019, CLR entered into an amendment to the March 2014 operating and profit-sharing agreement with the owners of H&H. In addition, CLR and H&H, Mr. Hernandez and Ms. Orozco restructured their profit-sharing agreement in regard to profits from green coffee sales and processing that increased CLR’s profit participation by an additional 25%. Under the new terms of the agreement with respect to profit generated from green coffee sales and processed from La Pita or the Matagalpa Mill. now will provide for a split of profits of 75% to CLR and 25% to the Nicaraguan Partner, after certain conditions are met. Profit-sharing income for the three and nine months ended September 30, 2020 was approximately $424,000 and $635,000, respectively. The profit-sharing expense for the three and nine months ended September 30, 2019 was approximately $863,000 and $1,331,000, respectively.

Joint Venture Agreement in Nicaragua for Hemp Processing Center between the CLR and KII and Nicaraguan partner

In April and July 2020, CLR and KII (the U.S. Partners) entered into agreements (the “Hemp Joint Venture Agreements”) with H&H Export and Fitracomex, Inc. (“Fitracomex”) (collectively “The Nicaraguan JV Partners”) and established the Nicaraguan Hemp Grow and Extractions Group joint venture (the “Hemp Joint Venture”). Fitracomex is indirectly related us due to its relationship with H&H and is being treated as a related party.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At September 30, 2020, we had a significant accumulated deficit and had experienced significant losses and incurred negative cash flows for the last few years. We sustained significant net losses during the nine months ended September 30, 2020 and 2019 of approximately $15,403,000 and $20,423,000, respectively. Net cash used in operating activities was approximately $2,075,000 and $7,762,000 for the nine months ended September 30, 2020 and 2019, respectively We anticipate similar continued results for the year 2021.

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

At September 30, 2020, cash and cash equivalents totaled approximately $1,238,000. We have and continue to take actions to alleviate the cash used in operations. During the nine months ended September 30, 2020, we reported total revenue of approximately $102,525,000 a decrease of approximately 9.1% compared to the same period a year ago. We continue to focus on revenue growth, but we cannot make assurances that revenues will grow. Additionally, we have plans to make the necessary cost reductions and to reduce non-essential expenses, including international operations that are not performing well to help alleviate the cash used in operating activities.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenues

For the three months ended September 30, 2020, our revenues increased 1.9% to approximately $34,002,000 as compared to $33,380,000 for the three months ended September 30, 2019. During the three months ended September 30, 2020, we derived 92.1% of our revenue from our direct selling sales, 7.3% of our revenue from our commercial coffee sales and approximately 0.6% from our hemp segment.

For the three months ended September 30, 2020, direct selling segment revenues increased by $1,063,000 or 3.5% to $31,319,000 as compared to $30,256,000 for the three months ended September 30, 2019. The increase in revenue was primarily due to the increase in economic activity within the economy during the three months ended September 30, 2020, compared to the same period last year. Economic activity increased during this three-month period primarily due to the lifting of COVID 19 restrictions that increased overall consumer spending and increased interest by consumers in nutrition products.  Offsetting these increases was a year-over-year decline in the number of distributors resulting from lower overall consumer interest in direct selling and the Company’s inability to hold distributor events and training.

For the three months ended September 30, 2020, commercial coffee segment revenues decreased by $458,000 or 15.6% to $2,482,000 as compared to $2,940,000 for the three months ended September 30, 2019. The decrease in revenue was attributed to decreases in revenues from our roasted coffee business of $916,000, partially offset by increases in green coffee sales of $276,000 and milling and processing services of $182,000. The decline in roasted coffee sales reflects the impact of COVID-19 on the cruise line industry, a primary purchaser of our roasted coffee.

For the three months ended September 30, 2020, commercial hemp segment revenues increased by $17,000 or 9.2% to $201,000 as compared to $184,000 for the three months ended September 30, 2019. The increase was primarily attributed to higher sales of the hemp product lines and tolling services.

The following table summarizes our revenue by segment (in thousands):

	Three Months Ended September 30,
	2020	2019	Percentage Change
Direct selling	$31,319	$30,256	3.5%
As a % of Revenue	92.1%	90.6%	1.5%
Processed green coffee	254	(22)	(1,254.5)%
As a % of Segment Revenue	10.2%	(0.7)%	10.9%
Milling and processing services	211	29	627.6%
As a % of Segment Revenue	8.5%	1.0%	7.5%
Roasted coffee and other	2,017	2,933	(31.2)%
As a % of Segment Revenue	81.3%	99.7%	(18.4)%
Commercial coffee	2,482	2,940	(15.6)%
As a % of Revenue	7.3%	8.8%	(1.5)%
Commercial hemp	201	184	9.2%
As a % of Revenue	0.6%	0.6%	0.0%
Total Revenues	$34,002	$33,380	1.9%

Cost of Revenues

For the three months ended September 30, 2020, cost of revenues increased approximately 4.4% to $14,248,000 as compared to $13,642,000 for the three months ended September 30, 2019.

The direct selling segment cost of revenues increased 3.6% to approximately $10,890,000 as compared to $10,507,000 for the three months ended September 30, 2019, primarily due to increases in the cost of inventory and shipping product to our distributors.

The commercial coffee segment cost of revenues decreased 6.9% to approximately $2,889,000 as compared to $3,103,000 for the three months ended September 30, 2019, primarily attributable the cost of revenues for roasted coffee that decreased 23.7% to $2,420,000 compared to $3,170,000 during the three months ended September 30, 2019, partially offset by the shift away from revenue for milling and processing services in 2020 when compared to 2019. As revenue for milling services does not contain a cost of goods sold component, the shift in revenue away from milling and processing services increased our cost of revenue year-over-year. Cost of revenues for processed green coffee for the three months ended September 30, 2020 increased to $469,000 compared to a credit balance of $67,000 during the three months ended September 30, 2019.

The commercial hemp segment cost of revenues increased to approximately $469,000 for the three months ended September 30, 2020 as compared to $32,000 for the three months ended September 30, 2019. The increase was primarily attributable to higher manufacturing consulting fees, direct labor costs, and supply and material costs.

Gross Profit (Loss)

For the three months ended September 30, 2020, gross profit increased 0.1% to approximately $19,754,000 as compared to $19,738,000 for the three months ended September 30, 2019. Gross profit as a percentage of revenues for the three months ended September 30, 2020 and 2019 was 58.1% and 59.1%, respectively.

Gross profit in the direct selling segment increased 3.4% to approximately $20,429,000 from $19,749,000 for the three months ended September 30, 2019 primarily as a result of the higher revenues. Gross profit as a percentage of revenues for the three months ended September 30, 2020 and 2019 was 65.2% and 65.3%, respectively.

Gross loss in the commercial coffee segment was approximately $407,000 compared to $163,000 for the three months ended September 30, 2019. Gross loss as a percentage of revenues for the three months ended September 30, 2020 and 2019 was 16.4% and 5.5%, respectively. The increase in the gross loss in the commercial coffee segment was primarily due to the year-over-year change in roasted coffee sales and cost of goods sold that increased negative gross profit by $166,000 and the changes in revenue and cost of goods sold from processed green coffee sales that generated a year-over-year decrease in gross profit of approximately $260,000, partially offset by increase of $182,000 in revenue from the processing and milling of unprocessed green coffee.

Gross loss in the commercial hemp segment was approximately $268,000 compared to gross profit of $152,000 for the three months ended September 30, 2019. Gross loss as a percentage of revenues for the three months ended September 30, 2020 was 133.3%. Gross profit as a percentage of revenues for the three months ended September 30, 2019 was 82.6%.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit (loss) as a percentage of segment revenues:

	Three Months Ended September 30,
	2020	2019	Percentage Change
Direct selling	$20,429	$19,749	3.4%
Gross Profit % of Segment Revenues	65.2%	65.3%	(0.1)%
Processed green coffee	(215)	45	(577.8)%
Gross Profit (Loss) % of Segment Revenues	(8.7)%	1.5%	(10.2)%
Milling and processing services	211	29	627.6%
Gross Profit % of Segment Revenues	8.5%	1.0%	7.5%
Roasted coffee and other	(403)	(237)	70.0%
Gross Loss % of Segment Revenues	(16.2)%	(8.1)%	(8.1)%
Commercial coffee	(407)	(163)	149.7%
Gross Loss % of Segment Revenues	(16.4)%	(5.5)%	(10.9)%
Commercial hemp	(268)	152	(276.3)%
Gross Profit (Loss) % of Segment Revenues	(133.3)%	82.6%	(215.9)%
Total	$19,754	$19,738	0.1%
Gross Profit % of Revenues	58.1%	59.1%	(1.0)%

Operating Expenses

For the three months ended September 30, 2020, our operating expenses decreased 13.5% to approximately $24,416,000 as compared to $28,217,000 for the three months ended September 30, 2019.

Distributor Compensation

For the three months ended September 30, 2020, the distributor compensation paid to our independent distributors in the direct selling segment decreased 1.1% to approximately $13,262,000 from $13,122,000 for the three months ended September 30, 2019. The decrease was primarily attributable to lower revenues. Distributor compensation as a percentage of direct selling revenues was 42.3% and 43.4% for the three months ended September 30, 2020 and 2019, respectively.

Sales and Marketing

For the three months ended September 30, 2020, total sales and marketing expense decreased 31.1% to approximately $3,053,000 from $4,432,000 for the three months ended September 30, 2019.

In the direct selling segment, sales and marketing expense for the three months ended September 30, 2020 decreased 29.9% to approximately $2,811,000 from $4,009,000 for the same period last year. The decrease was primarily due to decreases in expenses related to conventions and distributor events, wages and benefits related to temporary labor costs, partially offset by an increase in marketing expenses related to the rewards programs.

In the commercial coffee segment, sales and marketing costs for the three months ended September 30, 2020 decreased 11.0% to approximately $227,000 from $255,000 for the same period last year. The decrease was primarily due to lower marketing expenses.

In the commercial hemp segment, sales and marketing costs for the three months ended September 30, 2020 decreased 91.1% to approximately $15,000 from $168,000 for the same period last year. The decrease was primarily due to reduced advertising and promotion expenses.

General and Administrative

For the three months ended September 30, 2020, total general and administrative expense decreased 24.0% to approximately $8,101,000 from $10,663,000 for the three months ended September 30, 2019.

In the direct selling segment, general and administrative expense for the three months ended September 30, 2020 decreased 16.3% to approximately $5,536,000 from $6,615,000 for the same period last year. The decrease was primarily due to the change in the contingent acquisition debt of $156,000 in the three months ended September 30, 2020 compared to the same period last year, which reduced expenses.

In the commercial coffee segment, general and administrative costs for the three months ended September 30, 2020 decreased 68.0% to $615,000 from $1,919,000 for the same period last year. The decrease was primarily due to lower profit-sharing expense of $1,287,000 in the three months ended September 30, 2020 compared to the same period last year.

In the commercial hemp segment, general and administrative costs for the three months ended September 30, 2020 decreased 8.4% to $1,950,000 from $2,129,000 for the same period last year. The decrease was primarily due to lower salaries, professional fees, and legal fees, partially offset by higher costs related to equity-based compensation for services of $325,000.

Operating Loss

For the three months ended September 30, 2020 and 2019, our operating loss was $4,662,000 and $8,479,000, respectively. The decrease in our operating loss was primarily attributed to lower operating expenses.

Other Income (Expense), net

For the three months ended September 30, 2020, net other expense was $557,000 as compared to net other income of $472,000 for the three months ended September 30, 2019. The change was due to the change in the fair value of derivative liabilities, partially offset by lower net interest expense and the loss on the modification of warrants recorded in 2019.

Net interest expense decreased $451,000 for the three months ended September 30, 2020 to $658,000, compared to $1,109,000 for the three months ended September 30, 2019. Interest income for the three months ended September 30, 2020 and 2019 was $116,000 and $54,000, respectively.

Other income from the change in the fair value of derivative liabilities decreased $2,356,000 for the three months ended September 30, 2020 to $101,000 compared to $2,457,000 for the three months ended September 30, 2019. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period. (See Notes 8 & 9 to the condensed consolidated financial statements)

We recorded a non-cash loss on warrants of $876,000 for the three months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee to upon exercise of their warrants. (See Note 10 to the condensed consolidated financial statements)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. At December 31, 2019, we evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and through consideration of all positive and negative evidences and have determined that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance remains on the U.S. state and foreign tax attributes that are likely to expire before realization. At December 31, 2019, we had approximately $75,000 in refundable credits, and it expects that a substantial portion will be refunded between 2020 and 2021. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We recognized an income tax benefit of $147,000 which is our estimated federal, state and foreign income tax benefit for the three months ended September 30, 2020. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the three months ended September 30, 2020 and 2019, the Company reported a net loss of $5,072,000 and $7,874,000, respectively. The primary reason for the decrease in net loss when compared to the prior period was due to the decrease in operating expenses.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenues

For the nine months ended September 30, 2020, our revenues decreased 9.1% to approximately $102,525,000 as compared to $112,789,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we derived 90.5% of our revenue from our direct selling sales, 8.5% of our revenue from our commercial coffee sales and approximately 1.0% from our hemp segment.

For the nine months ended September 30, 2020, direct selling segment revenues decreased by approximately $3,050,000 or 3.2% to $92,750,000 as compared to $95,800,000 for the nine months ended September 30, 2019. The decrease was primarily attributed to the continued impact of COVID-19 that has disrupted various supply chains affecting product availability and the year-over-year decline in the number of distributors resulting from the Company’s inability to hold distributor events and training.

For the nine months ended September 30, 2020, commercial coffee segment revenues decreased by $7,689,000 or 46.7% to $8,775,000 as compared to $16,464,000 for the nine months ended September 30, 2019. The decrease in revenue was attributed to decreases in milling and processing services of $5,881,000, roasted coffee of $1,535,000 and processed green coffee of $273,000 in the nine months ended September 30, 2020 compared to the same period last year. The decrease in milling and processing services reflects the Company’s strategic shift in moving from mill processing revenues, primarily billed to H&H Export, to sales of green coffee, primarily sold to Rothfos.

For the nine months ended September 30, 2020, commercial hemp segment revenues increased by $475,000 to $1,000,000 as compared to $525,000 for the nine months ended September 30, 2019, which represented a partially nine months of revenues. The increase was primarily attributed to higher sales of the hemp product lines and tolling services.

The following table summarizes our revenue by segment (in thousands):

	Nine Months Ended September 30,
	2020	2019	Percentage Change
Direct selling	$92,750	$95,800	(3.2)%
As a % of Revenue	90.5%	84.9%	5.6%
Processed green coffee	773	1,046	(26.1)%
As a % of Segment Revenue	8.8%	6.4%	2.4%
Milling and processing services	535	6,416	(91.7)%
As a % of Segment Revenue	6.1%	39.0%	(32.9)%
Roasted coffee and other	7,467	9,002	(17.1)%
As a % of Segment Revenue	85.1%	54.7%	30.4%
Commercial coffee	8,775	16,464	(46.7)%
As a % of Revenue	8.5%	14.6%	(6.0)%
Commercial hemp	1,000	525	90.5%
As a % of Revenue	1.0%	0.5%	0.5%
Total Revenues	$102,525	$112,789	(9.1)%

Cost of Revenues

For the nine months ended September 30, 2020, cost of revenues increased approximately 6.0% to $42,938,000 as compared to $40,522,000 for the nine months ended September 30, 2019.

The direct selling segment cost of revenues increased 0.9% to approximately $31,325,000 as compared to $31,056,000 for the nine months ended September 30, 2019.

The commercial coffee segment cost of revenues increased 9.8% to approximately $9,962,000 as compared to $9,071,000 for the nine months ended September 30, 2019, primarily attributable to the shift away from revenue for milling and processing services in 2020 when compared to 2019. As revenue for milling services does not contain a cost of goods sold component, the shift in revenue away from milling and processing services increased our cost of revenue year-over-year. Cost of revenues for processed green coffee for the nine months ended September 30, 2020 increased $1,919,000 to $1,595,000 compared the nine months ended September 30, 2019. Cost of revenues for roasted coffee for the nine months ended September 30, 2020 decreased 10.9% to $8,367,000 compared to $9,395,000 during the nine months ended September 30, 2019.

The commercial hemp segment cost of revenues increased to approximately $1,651,000 as compared to $395,000 for the nine months ended September 30, 2019, which represented a partial nine months of cost of revenues. The increase was primarily attributable to higher manufacturing consulting fees, direct labor costs, and supply and material costs.

Gross Profit (Loss)

For the nine months ended September 30, 2020, gross profit decreased 17.5% to approximately $59,587,000 as compared to $72,267,000 for the nine months ended September 30, 2019. Gross profit as a percentage of revenues for the nine months ended September 30, 2020 and 2019 was 58.1% and 64.1%, respectively.

Gross profit in the direct selling segment decreased 5.1% to approximately $61,425,000 from $64,744,000 for the nine months ended September 30, 2019 primarily as a result of the lower revenues. Gross profit as a percentage of revenues for the nine months ended September 30, 2020 and 2019 was 66.2% and 67.6%, respectively.

Gross loss in the commercial coffee segment was approximately $1,187,000 compared to gross profit of $7,393,000 for the nine months ended September 30, 2019. Gross loss as a percentage of revenues for the nine months ended September 30, 2020 was 13.5%. Gross profit as a percentage of revenues for the nine months ended September 30, 2019 was 44.9%. The decrease in gross profit in the commercial coffee segment was primarily due to the decrease of $5,881,000 in revenue from the processing and milling of unprocessed green coffee that in turn drove lower gross profit results year-over-year combined with the year-over-year change in roasted coffee sales and cost of goods sold that increased negative gross profit by $507,000, as well as the changes in revenue and cost of goods sold from processed green coffee sales that generated a year-over-year increase in negative gross profit of approximately $2,192,000.

Gross loss in the commercial hemp segment was approximately $651,000 compared to gross profit of $130,000 for the nine months ended September 30, 2019, which represented a partial nine months of gross profit. Gross loss as a percentage of revenues for the nine months ended September 30, 2020 was 65.1%. Gross profit as a percentage of revenues for the nine months ended September 30, 2019 was 24.8%. The increase in the gross loss was primarily attributable to cost of goods sold increasing at a higher rate than revenues in 2020 compared to 2019.

Below is a table of gross profit (loss) by segment (in thousands) and gross profit (loss) as a percentage of segment revenues:

	Nine Months Ended September 30,
	2020	2019	Percentage Change
Direct selling	$61,425	$64,744	(5.1)%
Gross Profit % of Segment Revenues	66.2%	67.6%	(1.4)%
Processed green coffee	(822)	1,370	(160.0)%
Gross Profit (Loss) % of Segment Revenues	(9.4)%	8.3%	(17.7)%
Milling and processing services	535	6,416	(91.7)%
Gross Profit % of Segment Revenues	6.1%	39.0%	(32.9)%
Roasted coffee and other	(900)	(393)	129.0%
Gross Loss % of Segment Revenues	(10.3)%	(2.4)%	(7.9)%
Commercial coffee	(1,187)	7,393	(116.1)%
Gross Profit (Loss) % of Segment Revenues	(13.5)%	44.9%	(58.4)%
Commercial hemp	(651)	130	(600.8)%
Gross Profit (Loss) % of Segment Revenues	(65.1)%	24.8%	(89.9)%
Total	$59,587	$72,267	(17.5)%
Gross Profit % of Revenues	58.1%	64.1%	(6.0)%

Operating Expenses

For the nine months ended September 30, 2020, our operating expenses decreased 19.2% to approximately $74,778,000 as compared to $92,541,000 for the nine months ended September 30, 2019. The decrease included lower stock-based compensation and equity-based compensation for services of $11,567,000 and $2,850,000, respectively, in 2020 compared to 2019.

Distributor Compensation

For the nine months ended September 30, 2020, the distributor compensation paid to our independent distributors in the direct selling segment decreased 5.8% to approximately $40,044,000 from $42,509,000 for the nine months ended September 30, 2019. The decrease was primarily attributable to lower revenues. Distributor compensation as a percentage of direct selling revenues was 43.2% for the nine months ended September 30, 2020 as compared to 44.4% for the nine months ended September 30, 2019.

Sales and Marketing

For the nine months ended September 30, 2020, total sales and marketing expense decreased 16.4% to approximately $9,398,000 from $11,237,000 for the nine months ended September 30, 2019. The decrease included lower stock-based compensation of $471,000 in 2020 compared to 2019.

In the direct selling segment, sales and marketing expense for the nine months ended September 30, 2020 decreased 16.1% to approximately $8,565,000 from $10,213,000 for the same period last year. The decrease included lower stock-based compensation of $471,000 in 2020 compared to 2019. The remaining decrease was primarily due to decreases in expenses related to conventions and distributor events, wages and benefits related to temporary labor costs, partially offset by an increase in marketing expenses related to the rewards programs.

In the commercial coffee segment, sales and marketing expense for the nine months ended September 30, 2020 decreased 4.2% to approximately $778,000 from $812,000 for the same period last year. The decrease was primarily due to a decrease in marketing expenses.

In the commercial hemp segment, sales and marketing expense for the nine months ended September 30, 2020 decreased to approximately $56,000 from $212,000 for the same period last year, which represented a partial nine months of commercial hemp sales and marketing expense. The decrease was primarily due to reduced advertising and promotion expenses.

General and Administrative

For the nine months ended September 30, 2020, total general and administrative expense decreased 34.7% to approximately $25,336,000 from $38,795,000 for the nine months ended September 30, 2019. The decrease was primarily due to lower stock-based compensation and equity-based compensation for services of $11,096,000 and $2,850,000, respectively, in 2020 compared to 2019.

In the direct selling segment, general and administrative expense for the nine months ended September 30, 2020 decreased 41.3% to approximately $17,076,000 from $29,112,000 for the same period last year. The decrease was primarily due to lower stock-based compensation and equity-based compensation for services of $9,666,000 and $3,175,000, respectively, in 2020 compared to 2019. The remaining decrease was primarily the result of the year-over-year reduction in the change in the fair value of the contingent acquisition debt of $757,000 in 2020 compared to 2019, which reduced expenses.

In the commercial coffee segment, general and administrative expense for the nine months ended September 30, 2020 decreased 56.6% to $2,687,000 from $6,192,000 for the same period last year. The decrease included lower stock-based compensation of $1,430,000 in 2020 compared to 2019. Also contributing to the decrease was lower profit-sharing expense of $1,966,000 in the nine months ended September 30, 2020 compared to the same period last year.

In the commercial hemp segment, general and administrative expense for the nine months ended September 30, 2020 increased to $5,573,000 from $3,491,000 for the same period last year, which represented a partial nine months of general and administrative expense. The increase was primarily due to higher costs related to equity-based compensation for services of $325,000, salaries and professional fees.

Operating Loss

For the nine months ended September 30, 2020, our operating loss was $15,191,000 as compared $20,274,000 for the nine months ended September 30, 2019. The decrease in our operating loss was primarily due to the lower revenue and lower stock and equity-based compensation expense.

Other Expense, net

For the nine months ended September 30, 2020, net other expense was approximately $375,000 as compared to $210,000 for the nine months ended September 30, 2019. The change was due to the change in the fair value of derivative liabilities, partially offset by lower net interest expense and the loss on the modification of warrants recorded in 2019.

Net interest expense decreased $1,761,000 for the nine months ended September 30, 2020 to $1,917,000 compared to $3,678,000 for the nine months ended September 30, 2019. Interest income for the three months ended September 30, 2020 and 2019 was $343,000 and $156,000, respectively.

Other income from the change in the fair value of derivative liabilities decreased $2,802,000 for the nine months ended September 30, 2020 to $1,542,000 compared to $4,344,000 for the nine months ended September 30, 2019. Various factors are considered in the pricing models we use to value the warrants including our current stock price, the remaining life of the warrants, the volatility of our stock price, and the risk-free interest rate. Future changes in these factors may have a significant impact on the computed fair value of the Company’s derivative liabilities. As such, we expect future changes in the fair value of the warrants and may vary significantly from period to period. (See Notes 8 & 9 to the condensed consolidated financial statements).

We recorded a non-cash loss on warrants of $876,000 for the nine months ended September 30, 2019 as a result of modification of the warrant terms of certain holders of 2014 warrants and preferred warrants to include additional shares of restricted common stock we issued as an inducement fee to upon exercise of their warrants. (See Note 10 to the condensed consolidated financial statements)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change. At December 31, 2019, we have evaluated the realizability of the deferred tax asset, based upon achieved and estimated future results and through consideration of all positive and negative evidences and have determined that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance remains on the U.S. state and foreign tax attributes that are likely to expire before realization. At December 31, 2019, we had approximately $75,000 in refundable credits, and it expects that a substantial portion will be refunded between 2020 and 2021. As such, we do not have a valuation allowance relating to the refundable AMT credit carryforward. We recognized an income tax benefit of $163,000 which is our estimated federal, state and foreign income tax benefit for the nine months ended September 30, 2020. The difference between the effective tax rate and the federal statutory rate of 21% is due to the permanent differences, change in valuation allowance, state taxes (net of federal benefit), and foreign tax rate differential.

Net Loss

For the nine months ended September 30, 2020, the Company reported a net loss of $15,403,000 as compared to $20,423,000 for the nine months ended September 30, 2019. The primary reason for the decrease in net loss when compared to the prior period was due to the lower revenue and lower stock and equity-based compensation expense.

Adjusted EBITDA

EBITDA (earnings before interest, income taxes, depreciation and amortization) as adjusted to remove the effect of stock-based compensation expense, equity-based compensation expense, amortization of debt discounts and issuance costs, the gain on debt extinguishment, the loss on modification of warrants, and the change in the fair value of the derivatives, or "Adjusted EBITDA," was a loss of approximately $2,586,000 and $4,054,000 for the three months ended September 30, 2020 and 2019, respectively, and was a loss of $8,423,000 for the nine months ended September 30, 2020 compared to earnings of $1,249,000 for the nine months ended September 30, 2019.

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

Adjusted EBITDA is a non-GAAP financial measure. We calculate adjusted EBITDA by taking net income, and adding back the expenses related to interest, income taxes, depreciation, amortization, stock-based compensation expense, equity-based compensation expense for services, amortization of debt discount and issuance costs, the gain on debt extinguishment, the loss on modification of warrants, and the change in the fair value of the warrant derivative, as each of those elements are calculated in accordance with GAAP.  Adjusted EBITDA should not be construed as a substitute for net income (loss) (as determined in accordance with GAAP) for the purpose of analyzing our operating performance or financial position, as Adjusted EBITDA is not defined by GAAP.

A reconciliation of our adjusted EBITDA to net loss for the three and nine months ended September 30, 2020 and 2019 is included in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(5,072)	$(7,874)	$(15,403)	$(20,423)
Add/Subtract:
Interest, net	658	1,109	1,917	3.678
Income tax benefit	(147)	(133)	(163)	(61)
Depreciation	635	617	1,968	1,694
Amortization	600	1,249	1,840	2,505
EBITDA (loss)	(3,326)	(5,032)	(9,841)	(12,607)
Add/Subtract:
Stock-based compensation	252	661	777	12,418
Equity-based compensation for services	221	1,508	1,132	3,982
Amortization of debt discounts	392	390	1,099	924
Gain on debt extinguishment	(24)	-	(48)	-
Change in the fair value of warrant derivative	(101)	(2,457)	(1,542)	(4,344)
Loss on modification of warrants	-	876	-	876
Adjusted EBITDA (loss)	$(2,586)	$(4,054)	$(8,423)	$1,249

Liquidity and Capital Resources

Sources of Liquidity

At September 30, 2020 we had cash and cash equivalents of approximately $1,238,000 as compared to cash and cash equivalents of $4,463,000 as of December 31, 2019.

Cash Flows

Cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2020 was $2,075,000 as compared to $7,762,000 for the nine months ended September 30, 2019. Net cash used in operating activities in 2020 consisted of a net loss of 15,403,000, partially offset by $7,623,000 in changes in operating assets and liabilities and net non-cash operating expenses of $5,705,000. Net cash used in operating activities in 2019 consisted of a net loss of $20,423,000 and $5,726,000 in changes in operating assets and liabilities, offset by net non-cash operating expenses of $18,387,000.

Net non-cash operating expenses in 2020 included $3,808,000 in depreciation and amortization, $777,000 in stock-based compensation expense, $1,132,000 in equity-based compensation expense, $1,099,000 in amortization of debt discounts, $337,000 in allowances for notes receivable, $101,000 in loss on disposal of property and equipment, $200,000 in loss on impairment of inventory, and $1,919,000 in non-cash operating expense, partially offset by $1,542,000 related to the change in fair value of warrant derivative liability, $1,640,000 related to the change in fair value of contingent acquisition debt, $324,000 for an allowance related to the over issuance of shares which was recorded as other receivable, $84,000 related to the decrease in inventory reserve, the decrease in the allowance for doubtful accounts of $30,000, and the gain on debt extinguishment of $48,000.

Net non-cash operating expenses in 2019 included $4,199,000 in depreciation and amortization, $12,418,000 in stock-based compensation expense, $924,000 in amortization of debt discounts and issuance costs, $3,982,000 in equity issuance costs, $889,000 in increase in inventory reserves, $281,000 in stock issuance cost related to true-up shares, $876,000 loss on warrant modification and $73,000 in deferred taxes, partially offset by $4,344,000 related to the change in fair value of warrant derivative liability and $911,000 related to the change in fair value of contingent acquisition debt.

Changes in operating assets and liabilities in 2020 were attributable to increases in working capital, primarily related to changes in inventory of $554,000, prepaid expenses and other current assets of $337,000 accounts payable of $336,000, accrued distributor compensation of $1,003,000, deferred revenues of $6,584,000 and accrued expenses and other liabilities of $982,000. Decreases in working capital primarily related to changes in accounts receivable of $111,000, other assets of $395,000, operating lease liabilities of $1,599,000, and other long-term liabilities of $68,000.

Changes in operating assets and liabilities in 2019 were attributable to decreases in working capital related to changes in accounts receivable of $5,389,000, inventory of $958,000, prepaid expenses and other current assets of $1,411,000, accrued distributor compensation of $37,000, deferred revenues of $307,000, and income taxes receivable of $233,000. Increases in working capital related to changes in accounts payable of $454,000 and accrued expenses and other liabilities of $2,155,000.

Cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $3,515,000 as compared to $6,102,000 for the nine months ended September 30, 2019. Net cash used in investing activities in 2020 consisted of $1,506,000 in payments made towards the construction of a large mill in Nicaragua and the remaining represented other purchases of property and equipment.

Net cash used in investing activities in 2019 included $2,310,000 in payments made towards the construction of a large mill in Nicaragua, $1,000,000 in cash paid related to the acquisition of Khrysos, offset by cash acquired of $75,000 and $288,000 for the purchase of land for Khrysos. The remaining expenditures consisted of primarily leasehold improvements and other purchases of property and equipment.

Cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $2,883,000 as compared to $18,206,000 for the nine months ended September 30, 2019. Net cash provided by financing activities in 2020 consisted of $3,923,000 of proceeds from short-term debt, $1,000,000 net proceeds from issuance of notes and $233,000 of net proceeds from the issuance of equity through our preferred stock offering, partially offset by $832,000 in payments related to capital lease financing obligations, $56,000 of net payments from the line of credit, $77,000 in payments to reduce notes payable, $25,000 in payments to convertible notes payable, $175,000 in payments related to contingent acquisition debt, and $1,108,000 in dividends paid.

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

Future Liquidity Needs

The accompanying condensed consolidated financial statements have been prepared and presented on a basis assuming we will continue as a going concern. We have sustained significant losses during the nine months ended September 30, 2020 of $15,403,000 and $20,423,000 for the nine months ended September 30, 2019. Net cash used in operating activities was $2,075,000 for the nine months ended September 30, 2020 compared to $7,762,000 for the nine months ended September 30, 2019. Our cash and cash equivalents totaled $1,238,000 at September 30, 2020. We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs over the next twelve months from the date hereof. Based on our current cash levels and our current rate of cash requirements, we will need to raise additional capital and will need to further reduce our expenses from current levels. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

At September 30, 2020, our total purchase obligations are related to our commercial coffee segment and were approximately $1,507,000 compared to $4,219,000 at December 31, 2019. The decrease was primarily due to the end of contracts agreements.

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

During 2019, management implemented a remediation plan that included updating our current policies and implementing procedures and controls over the documentation of significant agreements and arrangements with respect to certain operations in our commercial coffee segment. This remediation plan was not fully in place and able to be tested for the nine months ended September 30, 2020, therefore we determined that the controls were not operating effectively for the nine months ended September 30, 2020. Management, therefore, has determined that these material weaknesses were not remediated and remained open at the time of this filing.

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

(a)   Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013), and concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report, as a result of material weaknesses in our internal control over financial reporting which is discussed further below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2020, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were seven general categories of deficiencies in our internal control over financial reporting which individually and in aggregate lead to material weaknesses. Although no material misstatements or omissions in our financial statements or disclosures were identified, the material weaknesses in internal controls could have resulted in material misstatements or omissions to our financial statements or disclosures.

The material weaknesses did not result in any adjustments in the current period ended September 30, 2020 or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by us. However, until the material weaknesses are remediated, and our associated disclosure controls and procedures improve, there is a risk that a material error could occur and not be detected. In order to consider material weaknesses fully remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.

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

●

Review and update, as necessary, documentation of relevant processes, policies and procedures, and design of relevant controls, with respect to the Company’s internal control over financial reporting. The Company identified during its 2019 and 2018 audits, deficiencies within its processes, policies and procedures. Implementation of the necessary changes required, as a result of these identified deficiencies, required to satisfy documentation requirements under Section 404 of the Sarbanes-Oxley Act has not occurred. For the nine months ended September 30, 2020, because these deficiencies have not been remediated, we did not conduct an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, therefore, we have determined that our disclosure controls and procedures were not effective as of September 30, 2020.

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

The accompanying condensed consolidated financial statements as of September 30, 2020 have been prepared and presented on a basis assuming we will continue as a going concern. The Company has sustained significant losses during the nine months ended September 30, 2020 of $15,403,000. Net cash used in operating activities was $2,075,000 for the nine months ended September 30, 2020. The Company does not currently believe that its existing cash resources are sufficient to meet the Company’s anticipated needs over the next twelve months from the date hereof. Based on our current cash levels as of September 30, 2020, our current rate of cash requirements, we will need to raise additional capital and we will need to significantly reduce our expenses from current levels to be able to continue as a going concern. There can be no assurance that we can raise capital upon favorable terms, if at all, or that we can significantly reduce our expenses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In December 2018, CLR entered into a credit agreement with Carl Grover pursuant to which CLR borrowed $5,000,000 from Mr. Grover and in exchange issued to him a $5,000,000 credit note (the “Credit Note”). Mr. Grover was the sole beneficial owner of in excess of 5% of our outstanding common shares at September 30, 2020 and December 31, 2019. In addition, Siles Plantation Family Group S.A. (“Siles”), as guarantor, executed a separate guaranty agreement. The Credit Note is secured by CLR’s green coffee inventory, subordinate to certain debt owed to Crestmark Bank and pari passu with certain holders of notes issued by CLR to certain lenders in 2014. At both September 30, 2020 and December 31, 2019, the outstanding principal balance of the Credit Note was $5,000,000.

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